Form 10-Q
period 2021-06-30
Doximity, Inc.
filed 2021-08-12
CIK 1516513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-04321
_________________________________________________________________________________________________________________
Doximity, Inc.
(Exact Name of Registrant as Specified in Its Charter)
_________________________________________________________________________________________________________________

Delaware	27-2485512
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

500 3rd St. Suite 510 San Francisco, CA 94107 (Address of principal executive offices, including zip code)
(650) 549-4330 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name and exchange on which registered
Class A common stock, $0.001 par value per share	DOCS	The New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The registrant had outstanding 48,853,734 shares of Class A common stock and 136,818,608 shares of Class B common stock as of August 10, 2021.

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which are statements that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on From 10-Q include, but are not limited to, statements about:
•our expectations regarding our revenue, expenses, and other operating results;
•our future financial performance;
•our expectations and management of future growth;
•our ability to acquire new members and successfully retain existing members;
•our ability to acquire new customers and successfully retain existing customers;
•our ability to achieve or maintain our profitability;
•future investments in our business, our anticipated capital expenditures, and our estimates regarding our capital requirements;
•the costs and success of our sales and marketing efforts, and our ability to promote our brand;
•our ability to effectively manage our growth, including our ability to identify, retain, and recruit personnel, and maintain our culture;
•our ability to comply with laws and regulations;
•our ability to successfully defend litigation brought against us;
•our ability to maintain, protect, and enhance our intellectual property rights and any costs associated therewith;
•our ability to maintain data privacy and data security;
•our ability to respond to rapid technological changes;
•the effects of the COVID-19 pandemic or other public health crises;
•our expectations regarding the impact of the COVID-19 pandemic and the end of the COVID-19 pandemic on our business;
•our ability to compete effectively with existing competitors and new market entrants;
•the growth rates of the markets in which we compete;
•the increased expenses associated with being a public company;
•the sufficiency of our cash and cash equivalents and marketable securities to meet our liquidity needs;
•our ability to comply with modified or new laws and regulations applying to our business;
•our ability to successfully identify, acquire, and integrate companies and assets;
•our expectations regarding the time during which we will be, and the risks related to our status as, an emerging growth company under the JOBS Act;
•developments and projections relating to our competitors and our industry, including competing solutions;
•impact from future regulatory, judicial, and legislative changes or developments that may affect our customers’ or our business; and

•the risks related to our Class A common stock and our dual class common stock structure.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, results of operations, financial condition, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
DOXIMITY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	June 30, 2021	March 31, 2021
Assets
Current assets:
Cash and cash equivalents	$594,321	$66,393
Marketable securities	132,133	76,141
Accounts receivable, net of allowance for doubtful accounts of $546 and $955 at June 30, 2021 and March 31, 2021, respectively	45,990	50,319
Prepaid expenses and other current assets	14,050	10,692
Deferred contract costs, current	4,103	5,856
Total current assets	790,597	209,401
Property and equipment, net	7,654	7,598
Deferred income tax assets	2,112	2,112
Operating lease right-of-use assets	1,056	1,339
Intangible assets, net	9,332	9,596
Goodwill	18,915	18,915
Other assets	516	2,758
Total assets	$830,182	$251,719
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,700	$1,515
Accrued expenses	14,282	16,285
Deferred revenue, current	82,578	83,272
Operating lease liabilities, current	622	970
Total current liabilities	100,182	102,042
Deferred revenue, non-current	349	220
Operating lease liabilities, non-current	162	284
Other liabilities, non-current	1,037	972
Total liabilities	101,730	103,518
Commitments and contingencies (Note 11)
Redeemable Convertible Preferred Stock
Redeemable convertible preferred stock, $0.001 par value; zero and 76,350 shares authorized as of June 30, 2021 and March 31, 2021, respectively; zero and 76,287 shares issued and outstanding as of June 30, 2021 and March 31, 2021, respectively; liquidation preference of zero and $81,672 as of June 30, 2021 and March 31, 2021, respectively	—	81,458
Stockholders' Equity
Preferred stock, $0.001 par value; 100,000 and zero shares authorized as of June 30, 2021 and March 31, 2021, respectively; zero shares issued or outstanding as of June 30, 2021 and March 31, 2021, respectively	—	—
Class A and Class B common stock, $0.001 par value; 1,500,000 and 198,000 shares authorized as of June 30, 2021 and March 31, 2021, respectively; 185,207 and 82,910 shares issued and outstanding as of June 30, 2021 and March 31, 2021, respectively	185	83
Additional paid-in capital	665,690	30,357
Accumulated other comprehensive loss	(69)	(21)
Retained earnings	62,646	36,324
Total stockholders' equity	728,452	66,743
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$830,182	$251,719
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOXIMITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,
	2021	2020
Revenue	$72,669	$36,388
Cost of revenue	7,986	7,875
Gross profit	64,683	28,513
Operating expenses:
Research and development	13,241	10,043
Sales and marketing	19,371	13,285
General and administrative	7,196	3,102
Total operating expenses	39,808	26,430
Income from operations	24,875	2,083
Interest income	76	137
Other expense, net	(31)	(290)
Income before income taxes	24,920	1,930
Provision for (benefit from) income taxes	(1,402)	471
Net income	$26,322	$1,459
Undistributed earnings attributable to participating securities	(15,581)	(1,459)
Net income attributable to Class A and Class B common stockholders, basic and diluted	$10,741	$—
Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.12	$—
Diluted	$0.09	$—
Weighted-average shares used in computing net income per share attributable to Class A and Class B common stockholders:
Basic	87,599	69,374
Diluted	114,920	85,156
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOXIMITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,
	2021	2020
Net income	$26,322	$1,459
Other comprehensive loss
Change in unrealized loss on available-for-sale-securities, net of tax of $0	(48)	—
Total other comprehensive loss	(48)	—
Comprehensive income	$26,274	$1,459
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOXIMITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of March 31, 2021	76,287	$81,458	82,910	$83	$30,357	$(21)	$36,324	$66,743
Stock-based compensation	—	—	—	—	5,176	—	—	5,176
Exercise of stock options	—	—	3,685	4	3,031	—	—	3,035
Repurchase and retirement of common stock	—	—	(181)	—	(2,698)	—	—	(2,698)
Vesting of common stock warrants	—	—	—	—	12	—	—	12
Other comprehensive loss	—	—	—	—	—	(48)	—	(48)
Conversion of redeemable convertible preferred stock upon initial public offering	(76,287)	(81,458)	76,287	76	81,382	—	—	81,458
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and deferred offering costs	—	—	22,506	22	548,430	—	—	548,452
Net income	—	—	—	—	—	—	26,322	26,322
Balance as of June 30, 2021	—	$—	185,207	$185	$665,690	$(69)	$62,646	$728,452

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of March 31, 2020	76,287	$81,458	68,566	$68	$14,954	$—	$(13,886)	$1,136
Stock-based compensation	—	—	—	—	1,024	—	—	1,024
Exercise of stock options	—	—	482	—	222	—	—	222
Issuance of common stock in exchange for services	—	—	22	—	34	—	—	34
Vesting of common stock warrants	—	—	—	—	23	—	—	23
Issuance of common stock in connection with an acquisition	—	—	690	1	1,061	—	—	1,062
Net income	—	—	—	—	—	—	1,459	1,459
Balance as of June 30, 2020	76,287	$81,458	69,760	$69	$17,318	$—	$(12,427)	$4,960
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOXIMITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net income	$26,322	$1,459
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,153	768
Deferred income taxes	—	363
Stock-based compensation, net of amounts capitalized	5,127	983
Other	—	58
Non-cash lease expense	283	651
Bad debt expense (recovery)	(93)	88
Amortization of premium on marketable securities, net	297	5
Amortization of prepaid partner fees	568	—
Amortization of deferred contract costs	3,204	1,547
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	4,421	(10,862)
Prepaid expenses and other assets	(3,321)	3,473
Deferred contract costs	(1,492)	(1,480)
Accounts payable	129	(364)
Accrued expenses	(2,377)	(824)
Deferred revenue	(566)	12,047
Operating lease liabilities	(471)	(659)
Other liabilities	(9)	1,507
Net cash provided by operating activities	33,175	8,760
Cash flows from investing activities
Purchases of property and equipment	(41)	(25)
Capitalized internal-use software	(771)	(1,151)
Purchases of marketable securities	(67,375)	—
Maturities of marketable securities	10,764	18,000
Cash paid for acquisition, net of cash acquired	—	(31,634)
Net cash used in investing activities	(57,423)	(14,810)
Cash flows from financing activities
Proceeds from issuance of common stock upon initial public offering after deducting underwriting discounts and commissions	553,905	—
Payments of deferred offering costs	(1,768)	—
Proceeds from issuance of common stock upon exercise of stock options	2,737	223
Repurchase and retirement of common stock	(2,698)	—
Net cash provided by financing activities	552,176	223
Net increase in cash and cash equivalents	527,928	(5,827)
Cash and cash equivalents, beginning of period	66,393	48,430
Cash and cash equivalents, end of period	$594,321	$42,603
Supplemental disclosures of cash flow information
Cash paid for taxes	$131	$—
Non-cash financing and investing activities
Conversion of redeemable convertible preferred stock to common stock	$81,458	$—
Unpaid deferred offering costs	$2,214	$—
Common stock issued in exchange for services	$—	$34
Common stock issued in acquisition	$—	$1,062
Capitalized stock-based compensation for internal-use software development costs	$61	$41
Property and equipment included in accounts payable and accrued expenses	$71	$—
Receivable from exercise of stock options included in prepaid expenses and other current assets	$298	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
Doximity, Inc. (the “Company”) was incorporated in the state of Delaware in April 2010 as 3MD Communications, Inc. and is headquartered in San Francisco, California. The Company subsequently changed its name to Doximity, Inc. in June 2010. The Company provides an online platform, which enables physicians and other healthcare professionals to collaborate with their colleagues, securely coordinate patient care, stay up to date with the latest medical news and research, and manage their careers. The Company’s customers primarily include pharmaceutical companies and health systems that connect with healthcare professionals through the Company’s digital Marketing and Hiring Solutions. Marketing Solutions provide customers with the ability to share tailored content on the network. Hiring Solutions enable customers to identify, connect with, and hire from the network of both active and passive potential physician candidates.
Initial Public Offering
In June 2021, the Company completed its initial public offering (IPO), in which the Company issued and sold 22,505,750 shares of its Class A common stock at $26.00 per share, including 3,495,000 shares issued upon the exercise of the underwriters’ option to purchase additional shares. The Company received proceeds of $548.5 million after deducting underwriting discounts and commissions as well as deferred offering costs. In connection with the IPO, all 76,286,618 shares of the Company’s outstanding redeemable convertible preferred stock automatically converted into an equivalent number of shares of Class B common stock on a one-to-one basis.
Deferred offering costs, which consist of direct incremental legal, consulting, banking, and accounting fees relating to the Company’s planned initial public offering, were capitalized and offset against proceeds upon the consummation of the IPO. As of March 31, 2021, the Company capitalized $2.3 million of deferred offering costs, which were included in other assets on the condensed consolidated balance sheet. Through June 25, 2021, the date the Company filed its final prospectus with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Final Prospectus”), the Company had capitalized $5.5 million of deferred offering costs, which were offset against proceeds upon the consummation of the IPO.
Stock Split
On June 8, 2021, the Company’s Board of Directors and stockholders approved an amendment to the Company’s amended and restated certificate of incorporation effecting a 2-for-1 forward split of the Company’s issued and outstanding stock, including outstanding stock-based instruments and redeemable convertible preferred stock. The par value of the common and redeemable convertible preferred stock was not adjusted as a result of the stock split. As such, the Company has reclassified amounts from additional paid-in capital to common stock. All issued and outstanding shares of common stock, stock-based instruments, redeemable convertible preferred stock, and per-share amounts included in the accompanying condensed consolidated financial statements have been adjusted to reflect this stock split for all periods presented.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with U.S. GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Final Prospectus.
The accompanying condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiary. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of Doximity’s financial position, results of operations, stockholders’ equity, and cash flows. The results of operations for the three months ended June 30, 2021, shown in this report are not necessarily indicative of the results to be expected for the full year ending March 31, 2022. We reclassified certain prior year amounts, as applicable, to conform to the current year presentation.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Fiscal Year
The Company’s fiscal year ends on March 31. Unless otherwise noted, all references to a particular year shall mean the Company’s fiscal year.
2.  Summary of Significant Accounting Policies
There have been no material changes to the significant accounting policies of the Company as compared to those described in the Final Prospectus dated June 23, 2021 and filed with the SEC on June 25, 2021.
Use of Estimates
The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts stated in the condensed consolidated financial statements and accompanying notes. These judgments, estimates, and assumptions are used for, but not limited to, the determination of revenue recognition, fair values of acquired intangible assets and goodwill, useful lives of long-lived assets, internal-use software development costs, the valuation of the Company’s common stock, the valuation of stock-based awards, allowance for doubtful accounts, expected period of benefit for deferred commissions, and deferred income taxes. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. However, future events are subject to change and best estimates and judgments routinely require adjustment. Actual results could differ from those estimates.
The World Health Organization declared in March 2020 that the recent outbreak of the coronavirus disease (“COVID-19”) constituted a pandemic. The COVID-19 pandemic has had, and continues to have, a significant impact on the U.S. economy and the markets in which the Company operates. The Company has not experienced significant adverse impacts on its business and workforce and the Company’s results of operations, cash flows, and financial condition have not been adversely impacted to date. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s results of operations, cash flows, and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted. As of the date of issuance of the condensed consolidated financial statements, the Company is not aware of any specific event or circumstance that would require it to update its estimates, judgments, or the carrying value of its assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates, and any such differences may be material to the Company’s condensed consolidated financial statements.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and accounts receivable. The primary focus of the Company’s investment strategy is to preserve capital and meet liquidity requirements. The Company’s investment policy addresses the level of credit exposure by limiting the concentration in any one corporate issuer or sector and establishing a minimum allowable credit rating. To manage risk exposure, the Company invests cash equivalents and marketable securities in a variety of fixed income securities, including government and investment-grade debt securities and money market funds. The Company places its cash primarily in checking and money market accounts with reputable financial institutions. Deposits held with these financial institutions may exceed the amount of insurance provided on such deposits, if any.
Concentrations of credit risk with respect to accounts receivable are primarily limited to certain customers to which the Company makes substantial sales. The Company performs ongoing assessments and credit evaluations of its customers to assess the collectability of the accounts receivable based on a number of factors, including past transaction experience, age of the receivable, review of the invoicing terms of the contracts, and recent communications with customers. The Company has

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
not experienced significant credit losses from its accounts receivable. The Company’s significant customers that represented 10% or more of revenue or accounts receivable, net for the periods presented were as follows:

	Revenue		Accounts Receivable, Net
	Three Months Ended June 30,		June 30, 2021	March 31, 2021
	2021	2020
Customer A	11%	10%	19%	25%
Stock-Based Compensation
The Company measures and recognizes compensation expense for all stock-based awards, including stock options, and restricted stock units (RSUs) granted to employees, directors, and non-employees based on the estimated fair value of the awards on the date of grant. The resulting fair value, net of estimated forfeitures, is generally recognized as stock-based compensation expense on a straight-line basis over the requisite service period. The Company also grants certain awards that have performance-based vesting conditions. Stock-based compensation expense for such awards is recognized using an accelerated attribution method from the time it is deemed probable that the vesting condition will be met through the time the service-based vesting condition has been achieved. Estimated forfeitures are based upon the Company’s historical experience and the Company revises its estimates, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.
The fair value of each stock option granted is estimated using the Black-Scholes option-pricing model. The determination of the grant-date fair value using an option-pricing model is affected by the estimated fair value of the Company’s common stock as well as assumptions regarding a number of other complex and subjective variables. These variables include expected stock price volatility over the expected term of the award, actual and projected employee stock option exercise behaviors, the risk-free interest rate for the expected term of the award, and expected dividends. The fair value of each RSU is based on the fair value of the Company’s common stock on the date of grant.
Accounting Pronouncements Recently Adopted
In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, to simplify how entities assess goodwill for impairment by eliminating Step 2 from the goodwill impairment test. As amended, the goodwill impairment test consists of one step comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. This guidance is effective for the Company for its interim and annual period beginning April 1, 2023, and early adoption is permitted. The Company early adopted this new guidance effective April 1, 2021, using a prospective approach. The Company will perform its annual impairment assessment in the fourth quarter of fiscal 2022 under this new guidance. The adoption of this guidance is not expected to have a material impact on the condensed consolidated financial statements.
Accounting Pronouncements Not Yet Adopted
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, that simplifies the accounting for income taxes by removing certain exceptions to the general principles in such areas as intraperiod tax allocation, year-to-date losses in interim periods, and deferred tax liabilities related to outside basis differences. Amendments also include simplifications in other areas such as franchise taxes, step-up in tax basis goodwill, separate entity financial statements, and interim recognition of enactment of tax laws or rate changes. This guidance is effective for the Company for its fiscal year beginning April 1, 2022 and interim periods within its fiscal year beginning April 1, 2023. The Company is currently evaluating the impact of the adoption of this guidance on its condensed consolidated financial statements.
3. Revenue Recognition
The Company’s revenue is primarily derived from the sale of subscriptions for the following solutions:
•Marketing Solutions: Hosting of customer-sponsored content on the Doximity platform and providing access to the Company’s professional database of healthcare professionals for referral or marketing purposes during the subscription period.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
•Hiring Solutions: Providing customers access to the Company’s professional tools where recruiters can access the Company’s database of healthcare professionals, allowing customers to send messages for talent sourcing and to share job postings during the subscription period.
The Company determines revenue recognition in accordance with ASC 606, Revenue from Contracts with Customers, through the following five steps:
1) Identify the contract with a customer
The Company considers the terms and conditions of its contracts and the Company’s customary business practices in identifying its contracts under ASC 606. The Company determines it has a contract with a customer when the contract has been approved by both parties, it can identify each party’s rights regarding the services to be transferred and the payment terms for the services, it has determined the customer to have the ability and intent to pay, and the contract has commercial substance. At contract inception, the Company evaluates whether two or more contracts should be combined and accounted for as a single contract. The Company applies judgment in determining the customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s payment history or, in the case of a new customer, credit and financial information pertaining to the customer.
Contractual terms for Marketing Solutions contracts are generally 12 months or less. The contractual term for Hiring Solutions contracts is typically 12 months. Customers are generally billed in advance based on contractual milestones during the subscription term. Certain Marketing Solutions contracts are cancellable with a 30-day notice period. The Company is not required to refund any prepayment fees invoiced and customers are responsible for prorated amounts to cover services that were provided but payment was not made. Contracts related to Hiring Solutions are non-cancellable and customers are billed in annual, quarterly, or monthly installments in advance of the service period.
2) Identify the performance obligations in the contract
Performance obligations promised in a contract are identified based on the services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available, and are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract.
Marketing Solutions customers may purchase a subscription for a specific module to be used over a defined period of time. These customers may purchase more than one module with either the same or different subscription periods. Modules are the core building blocks of the Company’s customers’ marketing plan and can be broadly categorized as Awareness, Interactivity, and Peer. As an example, the Company’s Awareness modules may include:
•A sponsored article, including a headline that appears in the targeted member’s newsfeed.
•Short, animated videos that are presented in targeted members’ newsfeeds.
•Short-form content that is presented within the targeted members’ newsfeeds.
Each module targets a consistent number of Doximity members per month for the duration of the subscription period. The Company treats each subscription to a specific module as a distinct performance obligation because each module is capable of being distinct as the customer can benefit from the subscription to each module on their own and each subscription can be sold standalone. Furthermore, the subscriptions to individual modules are distinct in the context of the contract as (1) the Company is not integrating the services with other services promised in the contract into a bundle of services that represent a combined output, (2) the subscriptions to specific modules do not significantly modify or customize the subscription to another module, and (3) the specific modules are not highly interdependent or highly interrelated. The subscription to each module is treated as a series of distinct performance obligations because it is distinct and substantially the same, satisfied over time, and has the same measure of progress.
Marketing Solutions customers may also purchase integrated subscriptions for a fixed subscription fee that are not tied to a single module but allow customers to utilize any combination of modules during the subscription period subject to limits on the total number of modules active at any given time and members targeted. These represent stand-ready obligations in that the

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
delivery of the underlying sponsored content is within the control of the customer and the extent of use in any given period does not diminish the remaining services.
Some customers have negotiated to receive credits to purchase additional services at no extra cost if certain metrics have not been achieved. These credits are accounted for as material rights.
Subscriptions to Hiring Solutions provide customers access to the platform to place targeted job postings and send a fixed number of monthly messages. Each subscription is treated as a series of distinct performance obligations that are satisfied over time.
3) Determine the transaction price
The transaction price is determined based on the consideration the Company expects to be entitled to in exchange for transferring services to the customer. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue recognized under the contract will not occur.
The Company may generate sales through the use of third-party media agencies that are authorized to enter into contracts on behalf of an end customer. The Company acts as the principal in these transactions since it maintains control prior to transferring the service to the customer and is primarily responsible for the fulfillment that occurs through the Company’s platform. The Company records revenue for the amount to which it is entitled from the third-party media agencies as the Company does not know and expects not to know the price charged by the third-party media agencies to its customers.
Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental entities.
4) Allocate the transaction price to performance obligations in the contract
If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative stand-alone selling price (“SSP”). The determination of a SSP for each distinct performance obligation requires judgment. The Company determines SSP for performance obligations based on overall pricing objectives, which take into consideration market conditions and customer-specific factors, including a review of internal discounting tables, the type of services being sold, and other factors. The estimate of standalone selling price is based on historical sales of standalone services. The Company estimates standalone selling price for arrangements where standalone sales do not provide sufficient evidence of standalone selling price. The Company believes the use of its estimation approach and allocation of the transaction price on a relative SSP basis to each performance obligation results in revenue recognition in a manner consistent with the underlying economics of the transaction and the allocation principle included in ASC 606.
5) Recognize revenue when or as the Company satisfies a performance obligation
Revenue is recognized when or as control of the promised goods or service is transferred to the customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. Subscriptions represent a series of distinct goods or services because the performance obligations are satisfied over time as customers simultaneously receive and consume the benefits related to the services as the Company performs. In the case of module specific subscriptions, a consistent level of service is provided during each monthly period the sponsored content is available on the Company’s platform. The Company commences revenue recognition when the first content is launched on the platform for the initial monthly period and revenue is recognized over time as each subsequent content period is delivered. The Company’s obligation for its integrated subscriptions is to stand-ready throughout the subscription period; therefore, the Company considers an output method of time to measure progress towards satisfaction of its obligations with revenue commencing upon the beginning of the subscription period.
The Company treats Hiring Solutions subscriptions as a single performance obligation that represents a series of distinct performance obligations that is satisfied over time. Revenue recognition commences when the customer receives access to the services.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Revenue Disaggregation
Revenue consisted of the following (in thousands):

	Three Months Ended June 30,
	2021	2020
Subscription	$68,375	$33,022
Other	4,294	3,366
Total revenue	$72,669	$36,388
Other revenue consists of fees earned from the temporary staffing and permanent placement of healthcare professionals.
Contract Balances
Timing of revenue recognition may differ from the timing of invoicing to customers. A majority of customers are invoiced throughout the contract while others are billed upfront. The Company’s contracts do not contain significant financing components.
The Company records unbilled revenue when revenue is recognized in amounts for which it is contractually entitled but exceeds the amounts the Company has a right to bill as of the end of the period. The Company records unbilled revenue on the consolidated balance sheets within prepaid expenses and other current assets. The Company’s unbilled revenue balances were $1.3 million and $0.7 million as of June 30, 2021 and March 31, 2021 respectively.
Deferred revenue consists of non-cancelable customer billings or payments received in advance of revenue recognition. Deferred revenue balances are generally expected to be recognized within 12 months.
Revenue recognized for the three months ended June 30, 2021 from amounts included in deferred revenue as of March 31, 2021 was $49.5 million. Revenue recognized for the three months ended June 30, 2020 from amounts included in deferred revenue as of March 31, 2020 was $24.0 million.
Deferred Contract Costs
The Company capitalizes sales commissions that are considered to be incremental and recoverable costs of obtaining a contract with a customer.
Sales commissions earned for the renewal of Marketing Solutions contracts are commensurate with commissions earned for a new or expansion Marketing Solutions contract, whereas commissions earned for the renewal of Hiring Solutions subscription contracts are at a lower rate than for new and expansion Hiring Solutions subscription contracts. Deferred commissions for Marketing Solutions contracts and for Hiring Solutions renewal contracts are recorded in deferred contract costs and amortized over the weighted-average contractual terms ranging from 7 months to 13 months. Sales commissions tied to new and expansion Hiring Solutions contracts are recorded in deferred contract costs and amortized on a straight-line basis over a longer period of benefit. Based on the nature of the Company’s technology and services, the rate at which the Company continually enhances and updates its technology, and its historical customer retention, the expected period of benefit for new and expansion Hiring Solutions contracts is determined to be 4 years. Certain sales commissions that are not considered incremental costs are expensed in the same period as they are earned. Amortized costs are included in sales and marketing expense in the condensed consolidated statements of operations.
The Company capitalized $1.5 million and $1.5 million of contract acquisition costs for the three months ended June 30, 2021 and 2020, respectively. Amortization of deferred contract costs was $3.2 million and $1.5 million for the three months ended June 30, 2021 and 2020, respectively. Amounts expected to be recognized within one year of the balance sheet date are recorded as deferred contract costs, current, and the remaining portion is recorded as deferred contract costs, non-current, on the condensed consolidated balance sheets. Deferred contract costs are periodically analyzed for impairment. There were no impairment losses relating to deferred contract costs during the three months ended June 30, 2021 and 2020.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
4.  Investments
The cost, gross unrealized gains and losses, and fair value of investments as of June 30, 2021 are as follows (in thousands):

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Corporate notes and bonds	130	—	—	130
Money market funds	209,915	—	—	209,915
Total cash equivalents	210,045	—	—	210,045
Marketable securities:
Asset-backed securities	7,245	—	(1)	7,244
Certificates of deposit	4,516	1	—	4,517
Commercial paper	30,381	2	—	30,383
Corporate notes and bonds	73,009	13	(75)	72,947
Sovereign bonds	3,217	—	(3)	3,214
U.S. government and agency securities	13,834	—	(6)	13,828
Total marketable securities	132,202	16	(85)	132,133
Total cash equivalents and marketable securities	$342,247	$16	$(85)	$342,178
As of June 30, 2021, the contractual maturities of the Company’s available-for-sale debt securities were as follows (in thousands):

Fair Value
Due within one year	$297,939
Due in one year to three years	44,239
Total	$342,178
The cost, gross unrealized gains and losses, and fair value of investments as of March 31, 2021 were as follows (in thousands):

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Commercial paper	$2,290	$—	$—	$2,290
Corporate notes and bonds	3,517	—	(1)	3,516
Money market funds	9,838	—	—	9,838
Certificates of deposit	1,301	—	—	1,301
Total cash equivalents	16,946	—	(1)	16,945
Marketable securities:
Asset-backed securities	3,264	—	(1)	3,263
Certificates of deposit	4,867	1	—	4,868
Commercial paper	16,411	1	—	16,412
Corporate notes and bonds	46,662	3	(24)	46,641
Sovereign bonds	1,100	—	(1)	1,099
U.S. government and agency securities	3,857	1	—	3,858
Total marketable securities	76,161	6	(26)	76,141
Total cash equivalents and marketable securities	$93,107	$6	$(27)	$93,086

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
As of March 31, 2021, the contractual maturities of the Company’s available-for-sale debt securities were as follows (in thousands):

Fair Value
Due within one year	$72,307
Due in one year to three years	20,779
Total	$93,086
As of June 30, 2021 and March 31, 2021, we have recognized accrued interest of $0.5 million and $0.3 million, respectively, which is included in prepaid expenses and other current assets in the condensed consolidated balance sheets.
The unrealized losses associated with the Company’s debt securities were not material for the three months ended June 30, 2021 and 2020. The Company did not recognize any credit losses related to the Company’s debt securities during the three months ended June 30, 2021 and 2020.
5. Fair Value Measurements
The Company accounts for fair value in accordance with ASC 820, Fair Value Measurements and Disclosures. Valuation techniques used to ensure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The Company uses a three-tier hierarchy, which prioritizes the inputs used in measuring fair value as follows:
Level 1—Inputs that are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date.
Level 2—Inputs (other than quoted prices included in Level 1) that are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.
Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities and which reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.
The following tables present the fair value hierarchy for the Company’s assets measured at fair value on a recurring basis (in thousands):

	As of June 30, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Corporate notes and bonds	$—	$130	$—	$130
Money market funds	209,915	—	—	209,915
Total cash equivalents	209,915	130	—	210,045
Marketable securities:
Asset-backed securities	—	7,244	—	7,244
Certificates of deposit	—	4,517	—	4,517
Commercial paper	—	30,383	—	30,383
Corporate notes and bonds	—	72,947	—	72,947
Sovereign bonds	—	3,214	—	3,214
U.S. government and agency securities	12,332	1,496	—	13,828
Total marketable securities	12,332	119,801	—	132,133
Total cash equivalents and marketable securities	$222,247	$119,931	$—	$342,178

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	As of March 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	$—	$2,290	$—	$2,290
Corporate notes and bonds	—	3,516	—	3,516
Money market funds	9,838	—	—	9,838
Certificates of deposit	—	1,301	—	1,301
Total cash equivalents	9,838	7,107	—	16,945
Marketable securities:
Asset-backed securities	—	3,263	—	3,263
Certificates of deposit	—	4,868	—	4,868
Commercial paper	—	16,412	—	16,412
Corporate notes and bonds	—	46,641	—	46,641
Sovereign bonds	—	1,099	—	1,099
U.S. government and agency securities	3,858	—	—	3,858
Total marketable securities	3,858	72,283	—	76,141
Total cash equivalents and marketable securities	$13,696	$79,390	$—	$93,086
During the three months ended June 30, 2021 and 2020, the Company had no transfers between levels of the fair value hierarchy.
Fair Value Measurements of Other Financial Instruments
The carrying values of accounts receivable, accounts payable and accrued expenses approximate fair value due to their relatively short maturities.
6.  Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2021	March 31, 2021
Furniture and fixtures	$297	$299
Computers	771	704
Leasehold improvements	594	549
Capitalized internal-use software	11,665	10,908
Total property and equipment	13,327	12,460
Less: accumulated depreciation and amortization	(5,673)	(4,862)
Total property and equipment, net	$7,654	$7,598
Depreciation and amortization expense on property and equipment for the three months ended June 30, 2021 and 2020 was $0.9 million and $0.5 million, respectively. Included in these amounts was amortization expense for capitalized internal-use software costs of $0.8 million and $0.4 million for the three months ended June 30, 2021 and 2020, respectively. The amortization of the capitalized internal-use software costs is included in cost of revenue in the condensed consolidated statements of operations.
During the three months ended June 30, 2021 and 2020, the Company capitalized $0.8 million and $1.2 million, respectively, of internal-use software costs, which are included in property and equipment, net in the condensed consolidated balance sheets.
7.  Accrued Expenses
Accrued expenses consisted of the following (in thousands):

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	June 30, 2021	March 31, 2021
Accrued commissions	$3,938	$5,864
Accrued payroll, bonus, and related expenses	5,358	5,006
Other accrued expenses	4,986	5,415
Total accrued expenses	$14,282	$16,285
8.  Business Combinations, Intangible Assets, and Goodwill
Curative Talent Acquisition
On April 1, 2020, the Company completed the acquisition of THMED, LLC (subsequently renamed Curative Talent, LLC, “Curative Talent” or “Curative”), which was accounted for as a business combination. Curative provides temporary and permanent healthcare staffing services to hospitals, medical groups, and other healthcare facilities across the United States. The acquisition-date fair value of the consideration transferred was $34.7 million, consisting of $33.6 million in cash and 689,656 shares of common stock valued at $1.1 million.
The purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with the excess recorded to goodwill as shown below. The purchase consideration allocation was as follows (in thousands):

Assets acquired:
Cash and cash equivalents	$1,972
Accounts receivable	4,075
Other assets	1,503
Customer relationships	10,280
Total assets acquired	$17,830

Liabilities assumed:
Accounts payable and accrued liabilities	$2,030
Net assets acquired, excluding goodwill	15,800
Goodwill	$18,915
Total purchase consideration	$34,715
Goodwill represents the excess of purchase price over future economic benefits arising from other assets that could not be individually identified and separately recognized, such as the acquired assembled workforce of Curative. In addition, goodwill represents the future benefits as a result of the acquisition that will enhance the Company’s product available to both new and existing customers and increase the Company’s competitive position. The goodwill is deductible for income tax purposes.
The Company’s acquisition-related costs were $1.2 million and were recorded as general and administrative expense in the Company’s consolidated statements of operations during the year ended March 31, 2020. Acquisition related expenses incurred during the three months ended June 30, 2020 were not material.
Intangible assets acquired are comprised of customer relationships with an estimated useful life of 10 years. The fair value assigned to the customer relationship was determined primarily using the multiple period excess earnings method cost approach, which estimates the direct cash flows expected to be generated from the existing customers acquired. The results of operations of this business combination have been included in the Company’s consolidated financial statements from the acquisition date.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Intangible Assets
Intangible assets, net consisted of the following (in thousands):

	June 30, 2021	March 31, 2021
Customer relationships	$10,280	$10,280
Domain names	436	436
Total intangible assets	10,716	10,716
Less: accumulated amortization	(1,384)	(1,120)
Total intangible assets, net	$9,332	$9,596
Amortization expense for intangible assets was $0.3 million and $0.3 million for the three months ended June 30, 2021 and 2020, respectively.
As of June 30, 2021, future amortization expense is as follows (in thousands):

Year Ending March 31,	Amount
Remainder of 2022	$794
2023	1,059
2024	1,059
2025	1,059
2026	1,059
2027	1,056
Thereafter	3,246
Total future amortization expense	$9,332
Goodwill
As of June 30, 2021 and March 31, 2021, goodwill was $18.9 million. No goodwill impairment charges were recorded for each of the three months ended June 30, 2021 and 2020.
9.  Redeemable Convertible Preferred Stock
As of March 31, 2021, there were 76,286,618 shares of redeemable convertible preferred stock issued and outstanding. Upon completion of the IPO in June 2021, all shares of the Company’s redeemable convertible preferred stock outstanding, totaling 76,286,618, were automatically converted into an equivalent number of shares of Class B common stock on a one-to-one basis. The carrying value of redeemable convertible preferred stock of $81.5 million was reclassified into stockholders’ equity. As of June 30, 2021, there were no shares of redeemable convertible preferred stock issued and outstanding.
10.  Equity
Preferred Stock
In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 100,000,000 shares of undesignated preferred stock with a par value of $0.001 per share with rights and preferences, including voting rights, designated from time to time by the Board of Directors. As of June 30, 2021, there were no shares of preferred stock issued and outstanding.
Common Stock and Creation of Dual-Class Structure
On June 8, 2021, the Company’s Board of Directors and stockholders approved an amendment to the Company’s amended and restated certificate of incorporation effecting a 2-for-1 forward split of the Company’s issued and outstanding stock, including outstanding stock-based instruments and redeemable convertible preferred stock. The par value of the common and redeemable convertible preferred stock was not adjusted as a result of the stock split. As such, the Company reclassified

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
amounts from additional paid-in capital to common stock. All issued and outstanding shares of common stock, stock-based instruments, redeemable convertible preferred stock, and per-share amounts included in the accompanying condensed consolidated financial statements have been adjusted to reflect this stock split for all periods presented.
The Company has two classes of common stock authorized: Class A common stock and Class B common stock, and are collectively referred to as common stock throughout the notes to the condensed consolidated financial statements, unless otherwise noted. On June 8, 2021, the Company’s Board of Directors and stockholders approved an amendment to the Company’s amended and restated certificate of incorporation which authorized 1,000,000,000 shares of Class A common stock with par value of $0.001 and one vote per share, and 500,000,000 shares of Class B common Stock with par value of $0.001 and ten votes per share. The holders of common stock are entitled to receive dividends as may be declared by the board of directors. Each of the Company’s 85,523,836 shares of existing common stock outstanding was reclassified into Class B common stock. Each outstanding share of Class B common stock may be converted at any time at the option of the holder into one share of Class A common stock. During the three months ended June 30, 2021, 22,747,228 shares of Class B common stock were converted to Class A common stock.
Common Stock Warrants
In March 2017, the Company issued warrants to purchase 250,000 shares of common stock at an exercise price of $0.72 per share in connection with a contract signed between the Company and U.S. News & World Report, L.P (“U.S. News”). The warrants vest on a monthly basis over a 5-year term starting on March 1, 2017. The Company recognizes the fair value of the warrants as stock-based compensation expense and additional paid-in capital over the vesting term of the warrants.
On June 14, 2021, the Company issued a warrant to U.S. News to purchase 1,200,000 shares of Class A common stock with an exercise price of $12.56 per share, contingent on the execution of a commercial agreement with the U.S. News (the “Commercial Agreement”) prior to September 10, 2021. The warrant will vest on a monthly basis over 6 years, with the first tranche vesting on May 1, 2022. The Company will measure the fair value of the warrants upon the execution of the Commercial Agreement.
Equity Incentive Plans
In April 2010, the Company’s board of directors and stockholders approved the adoption of the 2010 Equity Incentive Plan (the “2010 Plan”). As of June 30, 2021 and March 31, 2021, a total of 72,516,690 and 71,966,690 shares of common stock were authorized for issuance under the 2010 Plan, respectively. The 2010 Plan provides for the granting of incentive stock options, nonstatutory stock options, restricted stock units, and restricted stock awards to employees, non-employee directors, and consultants of the Company. Options may be granted at a price per share not less than 100% of the fair market value at date of grant. If the incentive stock option is granted to a 10% stockholder, then the purchase or exercise price per share shall not be less than 110% of the fair market value per share of common stock on the grant date. Options granted under the 2010 Plan continue to vest until the last day of employment and generally vest over four years and expire 10 years from the date of grant. Stock awards may also be granted for services performed by external consultants and vest according to an award-specific schedule as approved by the board of directors.
In June 2021, The Company’s Board of Directors approved the adoption of the 2021 Stock Option and Incentive Plan (the “2021 Plan”), which became effective upon the Company’s initial public offering. A total of 22,500,000 shares of Class A common stock is reserved for the 2021 Plan. Any shares of Class B common stock that would have otherwise returned to the Company’s 2010 Plan as a result of forfeiture, expiration, cancellation, termination or net issuances of awards thereunder shall be returned to the share reserve under the 2021 Plan after being automatically converted from shares of Class B common stock to Class A common stock. The 2010 Plan and the 2021 Plan are collectively referred to as the “Plans” in the notes to the condensed consolidated financial statements, unless otherwise noted.
The Company’s Board of Directors approved the adoption of the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective upon the Company’s initial public offering. A total of 4,500,000 shares of Class A common stock is initially reserved for the ESPP. The number of shares reserved and available for issuance for the ESPP will automatically increase each April 1, beginning on April 1, 2022 and continuing through April 1, 2031, by the lesser of 6,750,000 shares of Class A common stock, 1% of the outstanding number of shares of our Class A and Class B common stock on the immediately preceding March 31, or such lesser number of shares as determined by the Company’s compensation committee.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The Company grants stock options under terms of the Plans, as well as options outside of the Plans as approved by the board of directors. The Company granted 4,682,582 options during the year ended March 31, 2018 outside of the Plans, of which 1,973,332 options were exercised as of June 30, 2021. As of June 30, 2021, 2,709,250 options issued outside of the Plans were outstanding.
The Company has shares of common stock reserved for issuance as follows (in thousands):

	June 30, 2021	March 31, 2021
Redeemable convertible preferred stock	—	76,287
Common stock warrants	1,450	250
2010 Equity Incentive Plan
Options outstanding	31,933	33,856
Shares available for future grant	—	1,550
2021 Equity Incentive Plan
RSUs outstanding	28	—
Shares available for future grant	22,488	—
2021 ESPP Plan	4,500	—
Options outstanding outside the Plans	2,709	2,720
Total	63,108	114,663
Stock Options
Stock option activities within the Plans as well as outside of the Plans were as follows for both service-based and performance-based options (in thousands, except per share information):

	Number of Shares	Weighted- Average Exercise Price	Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance, March 31, 2021	36,576	$2.80	7.86	$357,366
Options granted	1,966	12.56
Options exercised	(3,685)	0.82
Options forfeited or expired	(215)	3.30
Balance, June 30, 2021	34,642	3.56	7.96	1,892,961
Vested and exercisable as of June 30, 2021	10,399	1.02	5.84	594,666
Vested and expected to vest as of June 30, 2021	31,437	3.39	7.83	1,722,923
The intrinsic value of the stock options exercised is the difference between the fair value of the Company’s common stock and the exercise price for in-the-money options. The aggregate intrinsic value of options exercised during the three months ended June 30, 2021 and 2020 was $80.4 million and $0.5 million, respectively.
The weighted-average grant-date fair value of options granted for the three months ended June 30, 2021 and 2020 was $10.73 and $1.23, respectively.
As of June 30, 2021, unamortized compensation expense related to unvested stock options was $81.7 million, which is expected to be recognized over a weighted-average period of 3.46 years.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The fair value of each option on the date of grant is determined using the Black-Scholes option-pricing model with the assumptions set forth in the following table:

	Three Months Ended June 30,
	2021			2020
Fair value of common stock	$18.41	–	$21.41	$2.06
Volatility	46.5%	–	47.0%	57.6%	–	58.3%
Risk-free interest rate	0.77%	–	1.02%	0.33%	–	0.75%
Expected term (in years)	5.00	–	6.09	5.00	–	10.00
Expected dividend	—%			—%
Restricted Stock Units ("RSUs")
The Company granted 28,250 RSUs under the 2021 Plan on June 24, 2021. 50% of the RSUs shall vest on November 15, 2021, with the remaining vesting on February 15, 2022. The RSUs are valued using the closing stock price of its common stock, which is traded on NYSE, on the day of the grant, and are expensed on a straight-line basis over the applicable vesting period. All vesting is contingent on continued service.
The following table summarizes RSU activity during the three months ended June 30, 2021:

	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value
Balance, March 31, 2021	—	$—
Granted	28	53.00
Vested	—	—
Forfeited	—	—
Balance, June 30, 2021	28	$53.00
As of June 30, 2021, total unrecognized stock-based compensation cost, net of estimated forfeitures, related to non-vested RSUs was $1.5 million, and is expected to be recognized over a weighted-average period of approximately 0.63 years.
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the condensed consolidated statement of operations for the three months ended June 30, 2021 and 2020 was as follows (in thousands):

	Three Months Ended June 30,
	2021	2020
Cost of revenue	$268	$90
Research and development	970	264
Sales and marketing	1,028	295
General and administrative	2,861	334
Total stock-based compensation expense	$5,127	$983
Performance-Based Options
In March 2018, the Board of Directors or the Company granted 1,792,000 options to the Chief Executive Officer with an exercise price of $0.97 per share under the 2010 Plan (the “2018 CEO Grant”) with a liquidity-event performance-based vesting condition based on the occurrence of a qualifying liquidity event, including an IPO, as well as stock price target after the consummation of the IPO. In September 2020, the 2018 CEO Grant was modified to extend the stock price target achievement cutoff date. The fair value of the 2018 CEO Grant was determined using a Monte Carlo simulation approach on the modification date. The achievement of the qualifying event was not considered to be probable prior to the Company’s IPO.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Upon the Company's IPO, the liquidity-event performance-based condition was met. During the three months ended June 30, 2021, $0.9 million was recognized as stock-based compensation expense relating to the 2018 CEO Grant. As the grant consists of a single tranche, the Company will amortize the remaining unrecognized compensation expense of $1.0 million on a straight-line basis over the remaining term of 0.92 years.
During the three months ended June 30, 2020, the Company granted two options for an aggregate of 780,000 shares of common stock with performance-based vesting conditions that are satisfied upon meeting certain revenue growth and sales targets. During the year ended March 31, 2021, the performance condition for one of the two options, for 100,000 shares of common stock, was met.
The remaining option has four tranches, 200,000 shares for each of fiscal 2021 to fiscal 2023, 80,000 shares for fiscal 2024. Each tranche has a performance-based vesting condition relating to financial performance for the relevant fiscal year. The performance condition for the fiscal 2021 tranche of 200,000 shares was not met. In May 2021, the performance-based vesting conditions for the remaining tranches were modified. Based on the projected performance levels probable to be achieved, the Company recognized $0.3 million of stock-based compensation expense relating to these options during the three months ended June 30, 2021. The remaining unrecognized compensation expense of these tranches of $3.4 million will be amortized using accelerated attribution method over the remainder of the performance periods. The amount to be recognized may change based upon actual performance achieved and updates to estimates of future performance.
11.  Commitments and Contingencies
Operating Leases
In June 2021, the Company entered into an 8-year lease for office space in Irving, Texas. This lease will commence on or around June 1, 2022, with total undiscounted lease payments of $17.9 million. In accordance with ASC 842, Leases, the classification of the lease will be determined and the lease right-of-use assets and lease liabilities will be recognized on the lease commencement date based on the present value of lease payments over the lease term, discounted using the Company’s incremental borrowing rate.
Indemnification
The Company enters into indemnification provisions under agreements with other companies in the ordinary course of business, including, but not limited to, clients, business partners, landlords, and other parties involved in the performance of the Company’s services. Pursuant to these arrangements, the Company has agreed to indemnify, hold harmless, and reimburse the indemnified party for certain losses suffered or incurred by the indemnified party as a result of the Company’s activities. The terms of these indemnification agreements are generally perpetual. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. The Company maintains commercial general liability insurance and product liability insurance that may offset certain of its potential liabilities under these indemnification provisions.
In addition, the Company has agreed to indemnify its officers and directors and certain key employees while they are serving in good faith in their respective capacities. To date, there have been no claims under these indemnification provisions.
Legal Matters
From time to time, the Company has become involved in claims and other legal matters arising in the ordinary course of business. The Company investigates these claims as they arise. Although claims are inherently unpredictable, the Company is currently not aware of any matters that, if determined adversely to the Company, would individually or taken together have a material effect on its results of operations, financial position, or cash flows. No loss contingencies were recorded for the three months ended June 30, 2021 and 2020.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
12.  Income Taxes
The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any.
The Company’s effective tax rate of (5.6)% for the three months ended June 30, 2021 was lower than the U.S. federal statutory rate, primarily due to stock-based compensation related tax benefits. The Company’s effective tax rate of 24.4%, for the three months ended June 30, 2020 was higher than the U.S. federal statutory rate, primarily due to state tax expense and partially offset by the U.S. Research and Development Tax Credit. The Company’s effective tax rate is based on forecasted annual income before income taxes ("pre-tax earnings") which may fluctuate through the rest of the year.
The Company is only subject to income taxes in the U.S. Significant judgment is required in evaluating the Company’s uncertain tax positions and determining the provision for income taxes. As of June 30, 2021 and March 31, 2021, the Company had unrecognized tax benefits (“UTBs”) of $3.3 million and $3.2 million, respectively. If realized, $2.0 million would impact the effective tax rate while the remainder would reduce deferred tax assets subject to a full valuation allowance. The Company does not expect any material changes to its UTBs within the next 12 months.
13.  Segment and Geographic Information
The Company considers operating segments to be components of the Company in which separate financial information is available and is evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance. The chief operating decision maker for the Company is the Chief Executive Officer. The chief operating decision maker reviews financial information on a consolidated basis to make decisions about how to allocate resources and how to measure the Company’s performance. As such, the Company has determined that it has one operating and reportable segment.
Substantially all of the Company’s long-lived assets were based in the United States as of June 30, 2021 and March 31, 2021. No country outside of the United States accounted for more than 10% of total revenue for the three months ended June 30, 2021 and 2020. Substantially all of the Company’s revenue was derived in the United States for the three months ended June 30, 2021 and 2020.
14.  Net Income Per Share Attributable to Common Stockholders
The following table presents the reconciliation of the numerator and denominator for calculating basic and diluted net income per share (in thousands):

	Three Months Ended June 30,
	2021	2020
Numerator
Net income	$26,322	$1,459
Less: undistributed earnings attributable to participating securities	(15,581)	(1,459)
Net income attributable to common stockholders, basic and diluted	$10,741	$—
Denominator
Weighted-average number of shares used in computing net income per share attributable to common stockholders, basic	87,599	69,374
Dilutive effect of assumed exercise of options to purchase common stock	27,119	15,693
Dilutive effect of assumed exercise of common stock warrants	202	89
Weighted-average number of shares used in computing net income per share attributable to common stockholders, diluted	114,920	85,156
Net income per share attributable to common stockholders, basic	$0.12	$—
Net income per share attributable to common stockholders, diluted	$0.09	$—

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Certain potentially dilutive securities have been excluded from the calculation of diluted net income per share during the applicable periods because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended June 30,
	2021	2020
Redeemable convertible preferred stock	—	76,287
Stock options	1,108	5,496
RSUs	2	—
Total	1,110	81,783

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and accompanying notes that are included elsewhere in this Quarterly Report on Form 10-Q and our final prospectus, or the Final Prospectus, dated June 23, 2021, filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, or the Securities Act. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. You should review the section titled “Special Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements and the section titled “Risk Factors” for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our historical results are not necessarily indicative of the results that may be expected for any period in the future, and our interim results are not necessarily indicative of the results we expect for the full fiscal year or any other period. The last day of our fiscal year is March 31. Our fiscal quarters end on June 30, September 30, December 31, and March 31. Fiscal 2022, our current fiscal year, will end on March 31, 2022.
Overview
We are the leading digital platform for U.S. medical professionals, as measured by the number of U.S. physician members. Our members include more than 80% of physicians across all 50 states and every medical specialty.
Our mission is to help every physician be more productive and provide better care for their patients. We are physicians-first, putting technology to work for doctors instead of the other way around. That guiding principle has enabled Doximity to become an essential and trusted professional platform for physicians. Our cloud-based platform provides our members with tools specifically built for medical professionals, enabling them to collaborate with their colleagues, securely coordinate patient care, conduct virtual patient visits, stay up-to-date with the latest medical news and research, and manage their careers. Doximity membership is free for physicians. Our revenue-generating customers, primarily pharmaceutical manufacturers and healthcare systems, have access to a suite of commercial solutions that benefit from broad physician usage.
At the core of our platform is the largest medical professional network in the nation, which creates proximity within our community of doctors and hundreds of thousands of other medical professionals. Verified members can search and connect with colleagues and specialists, which allows them to better coordinate patient care and streamline referrals. Our newsfeed addresses the ever increasing sub-specialization of medical expertise and volume of medical research by delivering news and information that is relevant to each physician's clinical practice. We also support physicians in their day-to-day practice of medicine with mobile-friendly and easy-to-use clinical workflow tools such as voice and video dialer, secure messaging, and digital faxing.
As the COVID-19 pandemic placed unprecedented strain on the U.S. healthcare delivery system, and healthcare providers and patients increasingly needed access to effective and easy-to-use virtual care tools, we launched our enterprise-level Telehealth Solutions for health systems, with a beta version available in April and a full launch in May of 2020. Our Telehealth Solutions, which are software tools that include voice and video Dialer, are designed to easily connect patients with care providers.
Our business model has delivered high revenue growth at scale, while increasing profitability. For the three months ended June 30, 2021 and 2020, we recorded revenue of $72.7 million and $36.4 million, respectively, representing a year-over-year growth rate of 100%. Our net income was $26.3 million and $1.5 million for the three months ended June 30, 2021 and 2020, respectively. For the three months ended June 30, 2021 and 2020, we generated Adjusted EBITDA of $31.2 million and $3.9 million, respectively. We have accomplished this while focusing on our core mission to help every physician be more productive and provide better care for their patients.
Impact of COVID-19
The COVID-19 pandemic has had, and continues to have, a significant impact on the U.S. economy and the markets in which we operate. Doximity has been privileged to play an important role in supporting physicians, medical professionals, and health systems nationwide during this time. Our business has performed strongly, demonstrating the value and effectiveness of our platform to both our members and customers. While certain of the COVID-19 pandemic-related trends underlying our positive performance may not continue after the pandemic eases, we believe that certain key underlying trends have been accelerated and will persist long after the pandemic ends.
We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business. While the COVID-19 pandemic has not had a material adverse impact on our financial condition and results of operations to date, the extent to which the outbreak of COVID-19 will impact our business, results of operations and financial condition in the future is still unknown and will depend on future developments, which are highly uncertain and cannot be predicted.
For additional information, see “Risk Factors—Risks Related to Our Business—The COVID-19 pandemic and any other future pandemic, epidemic, or outbreak of an infectious disease may adversely affect our business, financial condition, and results of operations.”
Key Factors Affecting Our Performance
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges. For discussion of these factors, please see “Key Factors Affecting Our Performance” in the Management’s Discussion and Analysis section of the Final Prospectus and in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.
Key Business and Financial Metrics
We monitor a number of key business and financial metrics to determine the health and success of our business, including:
Customers with Trailing 12-Month Subscription Revenue Greater than $100,000. The number of customers with trailing 12-month (“TTM”) product revenue greater than $100,000 is calculated by counting the number of customers that contributed more than $100,000 in subscription revenue in the TTM period. The number of customers with TTM subscription-based revenue of at least $100,000 is a key indicator of the scale of our business.
The number of customers with at least $100,000 of revenue has grown steadily in recent years as we have engaged new customers and expanded within existing ones. This cohort of customers accounted for approximately 88% of our revenue for the TTM ended June 30, 2021.

	Three Months Ended June 30,
	2021	2020
Number of customers with at least $100,000 of revenue	224	142
Net Revenue Retention Rate. Net revenue retention rate is calculated by taking the trailing 12-month (TTM) subscription-based revenue from our customers that had revenue in the prior TTM period and dividing that by the total subscription-based revenue for the prior TTM period. Our net revenue retention rate compares our subscription revenue from the same set of customers across comparable periods, and reflects customer renewals, expansion, contraction, and churn.

	Three Months Ended June 30,
	2021	2020
Net revenue retention rate	167%	133%
Non-GAAP Financial Measures
We use Adjusted EBITDA and Free Cash Flow to measure our performance and to identify trends, to formulate financial projections, and to make strategic decisions.
Adjusted EBITDA
We define Adjusted EBITDA as net income before interest, income taxes, depreciation, and amortization, and as further adjusted for acquisition and other related expenses, stock-based compensation expense, and other (income) expense, net. Net Income Margin represents net income as a percentage of revenue, and Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of revenue.
Adjusted EBITDA is a key measure we use to assess our financial performance and is also used for internal planning and forecasting purposes. We believe Adjusted EBITDA is helpful to investors, analysts, and other interested parties because it can assist in providing a more consistent and comparable overview of our operations across our historical financial periods.
Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures and are presented for supplemental informational purposes only and should not be considered as alternatives or substitutes to the financial information presented in accordance with GAAP. These measures have certain limitations in that they do not include the impact of certain expenses that are reflected in our condensed consolidated statement of operations that are necessary to run our business. Other companies, including other companies in our industry, may not use these measures or may calculate these measures differently than as presented in this Quarterly Report on Form 10-Q, limiting their usefulness as comparative measures.
Adjusted EBITDA and Adjusted EBITDA Margin increased year-over-year primarily due to higher net income as a result of increased subscription revenue.
A reconciliation of net income to Adjusted EBITDA and Adjusted EBITDA Margin is set forth below along with Net Income Margin:

	Three Months Ended June 30,
	2021	2020
	(unaudited)
	(in thousands, except percentages)
Net income	$26,322	$1,459
Adjusted to exclude the following:
Acquisition and other related expenses	—	79
Stock-based compensation	5,127	983
Depreciation and amortization	1,153	768
Interest income	(76)	(137)
Provision for (benefit from) income taxes	(1,402)	471
Other expense, net	31	290
Adjusted EBITDA	$31,155	$3,913

Revenue	$72,669	$36,388
Net Income Margin	36%	4%
Adjusted EBITDA Margin	43%	11%
Free Cash Flow
Free cash flow is a key performance measure that our management uses to assess our overall performance. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by our business that can be used for strategic opportunities, including investing in our business, making strategic acquisitions, and strengthening our financial position.
We calculate free cash flow as cash flow from operating activities less purchases of property and equipment and capitalized internal-use software development costs.
The following table presents a reconciliation of our free cash flow to the most comparable GAAP measure, net cash provided by operating activities, for each of the periods indicated:

	Three Months Ended June 30,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$33,175	$8,760
Purchases of property and equipment	(41)	(25)
Capitalized internal-use software	(771)	(1,151)
Free Cash Flow	$32,363	$7,584
Other cash flow components:
Net cash used in investing activities	$(57,423)	$(14,810)
Net cash provided by financing activities	$552,176	$223
Although we believe free cash flow is a useful indicator of business performance, free cash flow is presented for supplemental informational purposes only and should not be considered a substitute for financial information presented in accordance with GAAP. Free cash flow has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of other GAAP financial measures, such as cash provided by operating activities. Some of the limitations of free cash flow are that it may not properly reflect capital commitments to creators that need to be paid in the future or future contractual commitments that have not been realized in the current period. Our free cash flow may not be comparable to similarly titled measures of other companies because they may not calculate free cash flow in the same manner as we calculate the measure, limiting its usefulness as a comparative measure.
Components of Results of Operations
Revenue
Marketing Solutions. Our customers pay for a subscription to our Marketing Solutions, either directly or through their relationships with media buying agencies, for the ability to share tailored content on the Doximity platform via a variety of modules for defined time periods. We generally bill customers ahead of the service period. Subscriptions to Marketing Solutions include the following contractual arrangements:
•Subscriptions for specific modules delivered on a monthly basis to a consistent number of targeted Doximity members during the subscription period. Pricing is based on the number and composition of the targeted Doximity members, and on the specific modules purchased.
•Integrated subscriptions for a fixed subscription fee that are not tied to a single module but allow customers to utilize any combination of modules during the subscription period.
For all these subscription contractual arrangements, we recognize revenue over time as control of the service is transferred to the customer.
Hiring Solutions. We provide customers access to our platform which enables them to post job openings or deliver a fixed number of monthly messages to our network of medical professionals. We bill ahead of the service period and recognize revenue ratably over the contractual term.
Through our acquisition of Curative Talent, completed in fiscal 2021, we also generate revenue from temporary and permanent medical recruiting services which we charge on an hourly-fee and placement-fee basis, respectively. Revenue for temporary placement services is recognized net of third-party contractor fees. For the three months ended June 30, 2021, the revenue from temporary and permanent medical recruiting services was not significant to our total revenue.
For a description of our revenue accounting policies, see “Critical Accounting Policies and Estimates.”
Cost of Revenue
Cost of revenue is primarily comprised of expenses related to cloud hosting, personnel-related expenses for our customer success team, costs for third-party software services and contractors, and other services used in connection with delivery and support of our platform. Our cost of revenue also includes the amortization of capitalized internal-use software development costs, editorial and other content-related expenses, and allocated overhead. Cost of revenue is also driven by the growth of our member network and utilization of our telehealth tools. We intend to continue to invest additional resources in our cloud infrastructure and our customer support organizations to support the growth of our business and expect these expenses will increase on an absolute dollar basis.
Gross Profit and Gross Margin
Gross profit is total revenue less total cost of revenue. Gross margin is gross profit expressed as a percentage of total revenue. Gross profit and gross margin has been and will continue to be affected by a number of factors, including the timing of our acquisition of new customers and sales of additional solutions to our existing customers, the timing and extent of our investments in our operations, cloud hosting costs, growth in our customer success team, and the timing of amortization of capitalized internal-use software development costs. We expect our gross margin to remain relatively steady over the near term, although our quarterly gross margin is expected to fluctuate from period to period depending on the interplay of these and other factors.
Operating Expenses
Our operating expenses consist of sales and marketing, research and development, and general and administrative expenses.

Research and Development
Research and development expense is primarily comprised of personnel-related expenses associated with our engineering and product teams who are responsible for building new products and improving existing products. Research and development expense also includes costs for third-party services and contractors, information technology and software-related costs, and allocated overhead. Other than internal-use software development costs that qualify for capitalization, research and development costs are expensed as incurred. We expect research and development expenses will increase on an absolute dollar basis as we continue to grow our platform and product offerings.
Sales and Marketing
Sales and marketing expense is primarily comprised of personnel-related expenses, sales commissions, travel, and other event expenses. Sales and marketing expense also includes costs for third-party services and contractors, information technology and software-related costs, and allocated overhead. We capitalize the sales commissions that are considered to be incremental and recoverable costs of obtaining a contract with a customer. These sales commissions are amortized over an estimated customer life. We expect sales and marketing expense to increase on an absolute basis and to be our largest expense on an absolute basis.
General and Administrative
General and administrative expense is primarily comprised of personnel-related expenses associated with our executive, finance, legal, human resources, information technology, and facilities employees. General and administrative expense includes fees for third-party legal and accounting services, recruitment fees, information technology and software-related costs, and allocated overhead. We expect that general and administrative expense will increase on an absolute dollar basis as we incur compliance costs associated with being a publicly-traded company, including legal, audit, and consulting fees.
Interest Income
Interest income consists primarily of interest income earned on our cash equivalents and marketable securities.
Other Income (Expense), Net
Other income (expense), net consists primarily of administrative fees and penalties.
Provision for (Benefit from) Income Taxes
Provision for (benefit from) income taxes consists primarily of income taxes in U.S federal, state, and local jurisdictions in which we conduct business. We calculate income taxes in interim periods by applying an estimated annual effective tax rate to (loss) income before income taxes and by calculating the tax effect of discrete items recognized during the period. Our effective income tax rate generally differs from the U.S. statutory tax rate of 21.0% primarily due to U.S. federal and state research and development tax credits, state income taxes, and stock-based compensation related tax benefits.

Results of Operations
The following tables set forth our condensed consolidated results of operations data and such data as a percentage of revenue for the periods presented. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended June 30,
	2021	2020
	(in thousands)
Revenue	$72,669	$36,388
Cost of revenue(1)	7,986	7,875
Gross profit	64,683	28,513
Operating expenses:
Research and development(1)	13,241	10,043
Sales and marketing(1)	19,371	13,285
General and administrative(1)	7,196	3,102
Total operating expenses	39,808	26,430
Income from operations	24,875	2,083
Interest income	76	137
Other income (expense), net	(31)	(290)
Income before income taxes	24,920	1,930
Provision for (benefit from) income taxes	(1,402)	471
Net income	$26,322	$1,459
_______________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,
	2021	2020
	(in thousands)
Cost of revenue	$268	$90
Research and development	970	264
Sales and marketing	1,028	295
General and administrative	2,861	334
Total stock-based compensation expense	5,127	983

	Three Months Ended June 30,
	2021	2020
	(percentages of revenue)
Revenue	100%	100%
Cost of revenue	11	22
Gross profit	89	78
Operating expenses:
Research and development	18	27
Sales and marketing	27	36
General and administrative	10	9
Total operating expenses	55	72
Income from operations	34	6
Interest income	—	—
Other income (expense), net	—	(1)
Income before income taxes	34	5
Provision for (benefit from) income taxes	(2)	1
Net income	36%	4%

Comparison of the three months ended June 30, 2021 and 2020.
Revenue

	Three Months Ended June 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Revenue	$72,669	$36,388	$36,281	100%
Revenue for the three months ended June 30, 2021 increased $36.3 million, or 100%, compared to the three months ended June 30, 2020. The increase was driven by the addition of new subscription customers and the expansion of existing customers by adding new brands, growing existing brands, and upselling additional modules. Subscription revenue from new customers was $6.6 million, while subscription revenue from existing customers increased $28.4 million. The increase in revenue from existing customers was primarily due to a 20% increase in the average number of modules per customer and a 21% increase in the average number of brands per customer for our Marketing Solutions customers. Approximately 94% of our revenue was derived from subscription customers while the remainder was driven by medical recruiting services.
Cost of revenue, gross profit and gross margin

	Three Months Ended June 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Cost of revenue	$7,986	$7,875	$111	1%
Gross profit	$64,683	$28,513	$36,170	127%
Gross margin	89%	78%
Cost of revenue for the three months ended June 30, 2021 increased $0.1 million, or 1%, compared to the three months ended June 30, 2020. The increase in cost of revenue was primarily driven by a $0.8 million increase in personnel-related costs and a $0.2 million increase in stock-based compensation expense as a result of headcount growth of approximately 35%, a $0.4 million increase in amortization of capitalized internal-use software, and a $0.1 million increase in consulting services. These increases were partially offset by a $1.4 million decrease in third-party software resulting from renegotiating our pricing terms with our vendors due to increasing scale. Additionally, we experienced a decrease in number of virtual visits per provider as compared to the sharp spike in usage we saw last year at the start of the pandemic when our Dialer tool was available to all members for free.
The gross margin for the three months ended June 30, 2021 increased due to the growth in our revenue without a significant corresponding growth in our cost of revenue.
Operating Expenses
Research and development

	Three Months Ended June 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Research and development	$13,241	$10,043	$3,198	32%
Research and development expense for the three months ended June 30, 2021 increased $3.2 million, or 32%, compared to the three months ended June 30, 2020. The increase in research and development expense was primarily driven by a $2.1 million increase in personnel-related costs and a $0.7 million increase in stock-based compensation expense, primarily as a result of headcount growth of approximately 25%, and a $0.6 million increase in software subscriptions due to the growth in our business. These increases were partially offset by a $0.2 million decrease in facilities expense.

Sales and marketing

	Three Months Ended June 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Sales and marketing	$19,371	$13,285	$6,086	46%
Sales and marketing expense for the three months ended June 30, 2021 increased $6.1 million, or 46%, compared to the three months ended June 30, 2020. The increase in sales and marketing expense was primarily driven by a $2.4 million increase in personnel-related costs, a $0.9 million increase in stock-based compensation expense, and a $0.4 million increase in other employee expenses due to headcount growth of approximately 24%. The increase was also due to a $0.9 million increase in sales commissions as a result of a higher volume of sales and a $1.6 million increase in amortization of deferred contract costs.
General and administrative

	Three Months Ended June 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)
General and administrative	$7,196	$3,102	$4,094	132%
General and administrative expense for the three months ended June 30, 2021 increased $4.1 million, or 132%, compared to the three months ended June 30, 2020. The increase in general and administrative expense was primarily driven by a $0.9 million increase in personnel-related costs as a result of headcount growth of approximately 46%. There was a $2.5 million increase in stock-based compensation expense, of which $0.9 million was related to a liquidity event-based performance grant, which became probable in the three months ended June 30, 2021, with the remaining increase related to headcount growth. The increase was also due to a $0.4 million increase in fees for accounting services and a $0.3 million increase in indirect taxes.
Interest income

	Three Months Ended June 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Interest income	$76	$137	$(61)	(45)%
Interest income for the three months ended June 30, 2021 decreased $0.1 million, or 45%, compared to the three months ended June 30, 2020. The decrease was primarily driven by lower yields on investments.
Other income (expense), net

	Three Months Ended June 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Other expense, net	$(31)	$(290)	$259	(89)%
Other expense, net for the three months ended June 30, 2021 decreased $0.3 million compared to the three months ended June 30, 2020. The decrease was primarily driven by non-recurring tax-related penalties in the three months ended June 30, 2020.
Provision for (benefit from) income taxes

	Three Months Ended June 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$(1,402)	$471	$(1,873)	NM
___________________
NM: Percentage not meaningful.

Provision for (benefit from) income taxes for the three months ended June 30, 2021 was a benefit of $1.4 million compared to a provision of $0.5 million for the three months ended June 30, 2020, a decrease of $1.9 million. The decrease was primarily driven by increased tax deductions from stock option activities as a result of our initial public offering in June 2021.
Liquidity and Capital Resources
Since inception, we have financed operations primarily through proceeds received from sales of equity securities and payments received from our customers. As of June 30, 2021, our principal sources of liquidity were cash and cash equivalents and marketable securities of $726.5 million. Our marketable securities consist of U.S. government and agency securities, corporate notes and bonds, commercial paper, certificates of deposit, asset-backed securities, and sovereign bonds.
In June 2021, we completed our initial public offering (IPO), in which we issued and sold 22,505,750 shares of our Class A common stock at $26.00 per share, including 3,495,000 shares issued upon the exercise of the underwriters’ option to purchase additional shares. We received proceeds of $548.5 million after deducting underwriting discounts and commissions as well as deferred offering costs.
We believe that our existing cash and cash equivalents and marketable securities will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months.
Our future capital requirements will depend on many factors, including our revenue growth rate, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, and the timing and extent of spending to support research and development efforts. Further, we may in the future enter into arrangements to acquire or invest in businesses and technologies. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition, and results of operations could be adversely affected.
Cash Flows

	Three Months Ended June 30,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$33,175	$8,760
Net cash used in investing activities	$(57,423)	$(14,810)
Net cash provided by financing activities	$552,176	$223
Net cash provided by operating activities
Cash provided by operating activities was $33.2 million for the three months ended June 30, 2021. This consisted of net income of $26.3 million, adjusted for non-cash items of $10.5 million and a net decrease in operating assets and liabilities of $3.7 million. Non-cash items primarily consisted of amortization of stock-based compensation expense of $5.1 million, deferred contract costs of $3.2 million, depreciation and amortization expense of $1.2 million, prepaid partner fees of $0.6 million, non-cash lease expense of $0.3 million, and amortization of premium on marketable securities, net of $0.3 million. The net decrease in operating assets and liabilities was primarily driven by an increase of $3.3 million in prepaid expenses and other assets due to an increase in prepaid taxes, a decrease of $2.4 million in accrued liabilities, an increase of $1.5 million in deferred contract costs due to increased sales activity, a decrease of $0.6 million in deferred revenue due to contracts with advance billings being converted into revenue at a faster rate, and a decrease of $0.5 million in operating lease liabilities due to payments related to our operating lease obligations. These decreases were partially offset by a decrease of $4.4 million in accounts receivable due to the timing of collections.
Cash provided by operating activities was $8.8 million for the three months ended June 30, 2020. This consisted of net income of $1.5 million, adjusted for non-cash items of $4.5 million and net changes in operating assets and liabilities of $2.8 million. Non-cash items primarily consisted of amortization of deferred contract costs of $1.5 million, stock-based compensation expense of $1.0 million, depreciation and amortization expense of $0.8 million, and non-cash lease expense of $0.7 million, and deferred income tax expense of $0.4 million. The net increase in operating assets and liabilities was primarily driven by an increase of $12.0 million in deferred revenue due to the addition of new customers and expansion from existing customers which are billed in advance of revenue recognition, a decrease of $3.5 million in prepaid expenses and other assets due primarily to the release of the deposit paid for the Curative acquisition that was released in the quarter ending June 30, 2020 upon the closing of the acquisition, and an increase of $1.5 million in other liabilities. These changes were partially offset by an increase of $10.9 million in accounts receivable due to increased sales resulting in higher billed amounts and timing of collections, an increase of $1.5 million in deferred contract costs due to increased sales activity, a decrease of $0.8 million in accrued expenses, and a decrease in accounts payable of $0.4 million due to the timing of payments, and a decrease of $0.7 million in operating lease liabilities due to payments related to our operating lease obligations.
Net cash provided by investing activities
Cash used in investing activities was $57.4 million for the three months ended June 30, 2021, which primarily consisted of purchases of marketable securities of $67.4 million and capitalization of internal-use software of $0.8 million. These uses of cash were partially offset by proceeds from the maturities of marketable securities of $10.8 million.
Cash used in investing activities was $14.8 million for the three months ended June 30, 2020, which primarily consisted of cash used for the acquisition of Curative Talent of $31.6 million and capitalization of internal-use software of $1.2 million. These uses of cash were partially offset by proceeds from the maturities of marketable securities of $18.0 million.
Net cash provided by financing activities
Cash provided by financing activities was $552.2 million for the three months ended June 30, 2021, which primarily consisted of $553.9 million of proceeds from the issuance of common stock upon our initial public offering after deducting underwriting fees and commissions, and $2.7 million of net proceeds from the exercise of stock options. These proceeds were partially offset by $1.8 million in payments for deferred offering costs and $2.7 million from the repurchase and retirement of common stock.
Cash provided by financing activities was $0.2 million for the three months ended June 30, 2020, primarily from proceeds from the exercise of stock options.
Contractual Obligations and Commitments
Except for those disclosed below, there have been no material changes outside the ordinary course of business to our contractual obligations disclosed in our Final Prospectus.
Operating Leases
In June 2021, we entered into an 8-year lease for office space in Irving, Texas. This operating lease will commence on or around June 1, 2022, with total undiscounted lease payments of $17.9 million.
Off Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with GAAP. The preparation of our financial statements also requires us to make estimates and assumptions that affect the amounts stated in the condensed consolidated financial statements and accompanying notes. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results could differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.
There have been no material changes to our critical accounting policies and estimates as compared to those described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Final Prospectus dated June 23, 2021 and filed with the SEC on June 25, 2021.
Recent Accounting Pronouncements
Refer to Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.

Jumpstart Our Business Startups Act of 2012
We are an emerging growth company, as defined in the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act for the adoption of certain accounting standards until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Substantially all of our operations are within the United States and we do not have any foreign currency exposure. We are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and inflation.
Interest Rate Risk
Our cash and cash equivalents and marketable securities primarily consist of cash on hand and highly liquid investments in money market instruments, corporate notes and bonds, as well as U.S. and other government securities. As of June 30, 2021, we had cash and cash equivalents of $594.3 million and marketable securities of $132.1 million. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair value of our investments. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates.
A hypothetical 10% increase or decrease in interest rates would have resulted in a decrease of $3.1 million or an increase of $1.3 million, respectively, in the market value of our cash equivalents and marketable securities as of June 30, 2021. Fluctuations in the value of our investments caused by a change in interest rates are recorded in other comprehensive income and are realized only if we sell the underlying securities.
Impact of Inflation
We do not believe that inflation has had a material effect on our business, results of operations, or financial condition. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. Our inability or failure to do so could harm our business, financial condition, and results of operations.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on

Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We are not currently a party to any material pending legal proceedings. From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of business. Any of these claims could subject us to costly litigation, and, while we generally believe that we have adequate insurance to cover many different types of liabilities, our insurance carriers may deny coverage, may be inadequately capitalized to pay on valid claims, or our policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material effect on our operations, cash flows, and financial position. Additionally, any such claims, whether or not successful, could damage our reputation and business.
Item 1A. Risk Factors
Risk Factors
A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes thereto, and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”. The risks and uncertainties described below may not be the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks occur, our business, results of operations, financial condition, and prospects could be harmed. In that event, the trading price of our Class A common stock could decline and you could lose part or all of your investment.
Risk Factors Summary
Our business is subject to numerous risks and uncertainties, including those highlighted in this section titled “Risk Factors” and summarized below. We have various categories of risks, including risks relating to our business, risks relating to intellectual property, risks relating to the healthcare industry, and risks relating to ownership of our Class A common stock, which are discussed more fully below. As a result, this risk factor summary does not contain all of the information that may be important to you, and you should read this risk factor summary together with the more detailed discussion of risks and uncertainties set forth following this section under the heading “Risk Factors,” as well as elsewhere in this Quarterly Report on Form 10-Q. Additional risks, beyond those summarized below or discussed elsewhere in this Quarterly Report on Form 10-Q, may apply to our business, activities or operations as currently conducted or as we may conduct them in the future or in the markets in which we operate or may in the future operate. These risks include, but are not limited to, the following:
•If we fail to effectively manage our growth, we may be unable to execute our business plan, adequately address competitive challenges or maintain our corporate culture, and our business, financial condition, and results of operations could be harmed;
•We have a limited operating history, which makes it difficult to evaluate our current business and future prospects and to predict our future operating results, and therefore increases the risk of investment;
•If we fail to retain existing members or add new members, our revenue, operating results, financial condition, and business may be significantly harmed;
•If we do not continue to attract new customers, or if existing customers do not renew their subscriptions, renew on less favorable terms, or fail to purchase additional solutions, it could have a material adverse effect on our business, financial condition, and results of operations;
•Our revenue is relatively concentrated within a small number of key customers, and the loss of one or more of such key customers could slow the growth rate of our revenue or cause our revenue to decline;
•We expect to face increasing competition in the market for our solutions;
•The COVID-19 pandemic and any other future pandemic, epidemic, or outbreak of an infectious disease may adversely affect our business, financial condition, and results of operations;
•If we are not able to maintain and enhance our reputation and brand recognition, our business, financial conditions, and results of operations will be harmed;

•Putting our members first may adversely impact our financial results;
•We depend on our talent to grow and operate our business, and if we are unable to hire, integrate, develop, motivate, and retain our personnel, we may not be able to grow effectively;
•Failure to maintain, protect, or enforce our intellectual property rights could harm our business and results of operations; and
•The dual class structure of our common stock has the effect of concentrating voting control with our executive officers (including our Chief Executive Officer) and directors and their affiliates; this will limit or preclude your ability to influence corporate matters.
If we are unable to adequately address these and other risks we face, our business, results of operations, financial condition and prospects may be harmed.
Risks Related to Our Business
If we fail to effectively manage our growth, we may be unable to execute our business plan, adequately address competitive challenges or maintain our corporate culture, and our business, financial condition, and results of operations could be harmed.
Since launching our platform in fiscal 2012, we have experienced rapid growth and we continue to rapidly and significantly expand our operations. While we have experienced significant revenue growth in prior periods, it is not indicative of our future revenue growth. We expect our revenue growth rate will decline. In the three months ended June 30, 2021, our revenue grew by 100% as compared to the same period last year. In addition, our full-time equivalent employee headcount has grown from 713 employees as of March 31, 2021 to 749 employees as of June 30, 2021, which includes employees of Curative Talent, LLC (Curative, or Curative Talent), which we acquired in April 2021. This expansion increases the complexity of our business and places significant strain on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions. We may not be able to manage growth effectively, which could damage our reputation, limit our growth, and negatively affect our operating results.
The growth and expansion of our business creates significant challenges for our management, operational, and financial resources. In the event of continued growth of our operations or in the number of our third-party relationships, our information technology systems and our internal controls and procedures may not be adequate to support our operations. To effectively manage our growth, we must continue to improve our operational, financial, and management processes and systems and to effectively expand, train, and manage our employee base. As our organization continues to grow and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative solutions. This could negatively affect our business performance.
We expect to invest heavily in growing our business, which may cause our sales and marketing, research and development, and other expenses to increase and our margins to decline. For example, our Telehealth Solutions have experienced significant growth amid a rapidly developing market, which may result in increased price competition and costs and may have an adverse impact on our margins if it continues to grow as a portion of our overall business. Our net income and Adjusted EBITDA Margin has grown in recent periods and as we continue to grow, may decrease.
Our historical rate of growth may not be sustainable or indicative of our future rate of growth. We believe that our continued growth in revenue, as well as our ability to improve or maintain margins and profitability, will depend upon, among other factors, our ability to address the challenges, risks, and difficulties described elsewhere in this “Risk Factors” section and the extent to which our various offerings grow and contribute to our results of operations. We cannot provide assurance that we will be able to successfully manage any such challenges or risks to our future growth. In addition, our customer base may not continue to grow or may decline due to a variety of possible risks, including increased competition, changes in the regulatory landscape, and the maturation of our business. Any of these factors could cause our revenue growth to decline and may adversely affect our margins and profitability. Failure to continue our revenue growth or margin improvement could have a material adverse effect on our business, financial condition, and results of operations. You should not rely on our historical rate of revenue growth as an indication of our future performance.
We have a limited operating history, which makes it difficult to evaluate our current business and future prospects and to predict our future operating results, and therefore increases the risk of investment.

Doximity, Inc. was incorporated in the state of Delaware in April 2010 as 3MD Communications, Inc. and we subsequently changed the name to Doximity, Inc. in June 2010. We began commercial offerings in fiscal 2012, and by fiscal 2014 we began serving our pharmaceutical and health system customers on some of our early stage solutions. As a result of our limited operating history and our rapid growth, our ability to forecast our future operating results, including revenue, cash flows, and profitability, is limited and subject to a number of uncertainties, including our ability to effectively plan for and model future growth. We have encountered and will encounter risks and challenges frequently experienced by growing companies with competitive offerings, such as the risks and uncertainties described in this Quarterly Report on Form 10-Q. In addition, our business is affected by general economic and business conditions around the world, including the impact of the COVID-19 pandemic or any other similar pandemic or epidemic. If our assumptions regarding these risks and uncertainties are incorrect or change due to changes in our markets, or if we do not address these risks successfully, our operating and financial results may differ materially from our expectations and our business may suffer. These risks and challenges include our ability to:
•maintain and increase our number of registered members for our platform;
•maintain and increase our number of customers for our solutions;
•increase revenue from the solutions we provide;
•successfully compete with other companies that are currently in, or may in the future enter, the online professional network space, telehealth, or productivity tools;
•maintain and improve the infrastructure underlying our network, including Amazon Web Services and our apps and websites, including with respect to data protection and cybersecurity;
•maintain and further develop a scalable, high-performance technology infrastructure that can efficiently and reliably handle increased member usage, as well as the deployment of new features and tools;
•successfully update our network, including expanding our network and offerings, develop and update our apps, features, offerings, and services to benefit our members’ experience;
•responsibly use the data that our members share with us to provide solutions that make our members more successful and productive and that are critical to the hiring and marketing needs of enterprises and professional organizations;
•comply with existing and new laws and regulations applicable to our business and our industry;
•process, store, and use personal data in compliance with governmental regulation and other legal obligations related to privacy;
•maintain and enhance the value of our reputation and brand;
•continue to earn and preserve our members’ trust with respect to their professional reputation and information;
•effectively manage our growth; and
•hire, integrate, and retain talented people at all levels of our organization.
If we fail to retain existing members or add new members, our revenue, operating results, financial condition, and business may be significantly harmed.
The size of our member base and our members’ level of engagement are critical to our success. Our financial performance has been and will continue to be significantly determined by our success in adding, retaining, and engaging members.
If medical professionals do not perceive our platform to be useful, reliable, and trustworthy, we may not be able to attract or retain members or otherwise maintain or increase the frequency and duration of their engagement. A decrease in member retention, growth, or engagement could render us less attractive to our pharmaceutical manufacturer and health system customers, which may have a material and adverse impact on our revenue, business, financial condition, and results of operations. Any number of factors could potentially negatively affect member retention, growth, and engagement, including if:
•we fail to introduce new and improved tools or if we introduce new tools for our members that are not favorably received;
•there are changes in member sentiment about the quality or usefulness of our tools or concerns related to privacy and sharing, safety, security, or other factors;

•we are unable to manage and prioritize information to ensure members are presented with content that is interesting, useful, and relevant to them;
•there are adverse changes in our tools that are mandated by legislation, regulatory authorities, or litigation, including settlements or consent decrees;
•technical or other problems prevent us from delivering our tools in a rapid and reliable manner or otherwise affect the member experience;
•we adopt policies or procedures related to areas such as sharing our member data that are perceived negatively by our members or the general public; and
•new offerings from our competitors are introduced to the market.
If we are unable to maintain and increase our member base and member engagement, our revenue, operating results, financial condition, business, and future growth potential may be adversely affected.
If we do not continue to attract new customers, or if existing customers do not renew their subscriptions, renew on less favorable terms, or fail to purchase additional solutions, it could have a material adverse effect on our business, financial condition, and results of operations.
In order to grow our business, we must continually attract new customers, sell additional solutions to existing customers and reduce the level of non-renewals in our business. Our ability to do so depends in large part on the success of our sales and marketing efforts. Most customers engage with us on particular marketing campaigns, either directly or through marketing agencies that act on their behalf. We do not typically enter into long-term contracts with our pharmaceutical manufacturer customers, who represent a significant portion of our revenue. When we do enter into long-term relationships with customers, they can generally terminate their relationship with us. Even if we are successful in attracting new customers and their agencies, it may take several months or years for them to meaningfully increase the amount that they spend with us. Further, larger pharmaceutical customers with multiple brands typically have brand-level marketing budgets and marketing decision makers, and we may not be able to leverage our success into expanded business with other brands within the customer’s portfolio. Moreover, customers may place internal limits on the allocation of their marketing budgets to digital marketing, to particular campaigns, to a particular marketing vendor, or for other reasons. We may not accurately predict future trends with respect to rates of customer renewals, upgrades, and expansions.
Customers of our Marketing Solutions may not continue to do business with us if their marketing content does not reach their intended audiences. Therefore, we must continue to demonstrate to our customers that using our Marketing Solutions offering is the most effective and cost-efficient way to maximize their results. Similarly, we must demonstrate that our Hiring Solutions are important recruiting tools for enterprises, professional organizations, and individuals and that our Hiring Solutions provide them with access to the target audience. Our Hiring Solutions customers will discontinue their purchases of our solutions if we fail to effectively connect them with the talent they seek. Finally, for our Telehealth Solutions, we may not be able to retain existing customers or attract new customers if we fail to provide high quality solutions, if customers are unable to realize the value of our solutions, or if we are not able to measure and demonstrate the value that our solutions provide.
Our customer base may decline or fluctuate due to a number of factors, including the prices of our solutions, the prices of products and services offered by our competitors, reduced hiring by our customers or reductions in their talent or marketing spending levels due to macroeconomic or other factors, and the efficacy and cost-effectiveness of our solutions. Internet search engines could also change their methodologies in ways that adversely affect our ability to optimize our page rankings within their search results. If this occurs, our ability to successfully market our services may be harmed. If we are unable to retain and increase sales of our solutions to existing customers and their agencies or attract new ones for any of the reasons above or for other reasons, our business, financial condition, and results of operations could be adversely affected.
Our revenue is relatively concentrated within a small number of key customers, and the loss of one or more of such key customers could slow the growth rate of our revenue or cause our revenue to decline.
In the three months ended June 30, 2021 and 2020, the only one of our customers that represented 10% or more of revenue accounted for 11% and 10% of our total revenue, respectively. The sudden loss of any of our largest customers or the renegotiation of any of our largest customer contracts could have a significant impact on our revenue, the growth rate of our revenue, our reputation, and our ability to obtain new customers.
In the ordinary course of business, we engage in active discussions and renegotiations with our customers in respect of the solutions we provide and the terms of our customer agreements, including our fees. As our customers’ businesses respond to market dynamics, financial pressures, and regulatory changes or delays impacting their businesses, and as our customers make strategic business decisions regarding how to market their offerings, our customers seek to, and we expect will continue to seek to, amend the terms of their arrangements with us. In the ordinary course, we renegotiate the terms of our agreements with our customers in connection with renewals or extensions of these agreements. These discussions and future discussions could result in reductions to the fees and changes to the scope contemplated by our original customer contracts and consequently could negatively impact our revenue, business, and prospects.
Because we rely on a limited number of customers for a significant portion of our revenue, we depend on the creditworthiness of these customers. If the financial condition of our customers declines, our credit risk could increase. Should one or more of our significant customers declare bankruptcy, be declared insolvent, or otherwise be restricted by state or federal laws or regulation from continuing in some or all of their operations, this could adversely affect our ongoing revenue, the collectability of our accounts receivable, and affect our bad debt reserves and net income.
We expect to face increasing competition in the market for our solutions.
We face significant competition across different aspects of our business, and we expect such competition to increase. Our industry and the markets we serve are evolving rapidly and becoming increasingly competitive. Larger and more established companies may focus on our markets and could directly compete with us. Smaller companies could also launch new products and services that compete with us and that could gain market acceptance quickly. We also expect our existing competitors in the markets for Marketing and Hiring Solutions to continue to focus on these areas. A number of these companies may have greater financial, technological, and other resources than we do and greater name recognition and more established distribution networks and relationships with healthcare providers than us, which may enable them to compete more effectively. Specifically, we compete for medical professionals as members against large technology companies that have developed online networking and collaboration tools like LinkedIn, Facebook, Google, and Twitter, in addition to smaller, emerging companies.
We also compete to access marketing, hiring, and telehealth budgets of pharmaceutical and health system companies as customers for our Marketing, Hiring, and Telehealth Solutions. We compete for customers for our Marketing Solutions with online outlets such as health-related websites and mobile apps, like WebMD’s Medscape, as well as offline outfits that provide marketing and advertising services that enable pharmaceutical manufacturers and health systems to educate medical professionals. We compete for customers for our Hiring Solutions with large and regional staffing companies, job boards, self-service recruiting tools, and medical recruiting firms. We compete for customers for our Telehealth Solutions with other providers of telehealth offerings such as American Well and Teladoc Health, and other companies that offer telehealth capabilities such as Zoom Video Communications who may further focus on our market and could directly compete with us. We also compete for members, customers, and professional organizations in the market for online professional networks which continues to rapidly evolve. Our competitors may announce new products, services, or enhancements that better address changing industry standards or the needs of members and customers, such as mobile access. Any such increased competition could cause pricing pressure, loss of market share, or decreased member engagement, any of which could adversely affect our business and operating results.
The COVID-19 pandemic and any other future pandemic, epidemic, or outbreak of an infectious disease may adversely affect our business, financial condition, and results of operations.
In December 2019, a novel strain of coronavirus, SARS-CoV-2, was identified in Wuhan, China. Since then, SARS-CoV-2, and the resulting disease, COVID-19, has spread to almost every country in the world and all 50 states within the United States. Global health concerns relating to the outbreak of COVID-19 have been weighing on the macroeconomic environment, and the outbreak has significantly increased economic uncertainty. In addition, any industry connected to the delivery of healthcare services has been significantly impacted in the attempt to respond to the needs created by the outbreak. The duration and severity of this pandemic is unknown, and the extent of the business disruption and financial impact depend on factors beyond our knowledge and control.
The spread of COVID-19 has caused us to modify our business practices, and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, members, and partners. In addition, the COVID-19 pandemic and the determination of appropriate measures and business practices has diverted management’s time and attention. A larger percentage of our employees are now working from home, and if they are not able to effectively do so, or if our employees contract COVID-19 or another contagious disease, we may experience a decrease in productivity and operational efficiency, which would negatively impact our business, financial condition, and results of operations. Further, because an increased number of employees are working remotely in connection with the COVID-19 pandemic, we may experience an increased risk of security breaches, loss of data, and other disruptions as a result of accessing sensitive information from multiple remote locations.

With the COVID-19 pandemic, many of our Marketing Solutions customers have shifted their budgets away from in-person marketing to online solutions such as ours. The circumstances that have accelerated the growth of our business stemming from the effects of the COVID-19 pandemic may not continue in the future, and if these customers reallocate a significant portion of their budgets back to in-person marketing, this could cause our growth to decline in future periods.
Like many other businesses in the temporary and permanent staffing space, our Hiring Solutions have been negatively impacted by the COVID-19 pandemic, as doctors and other medical professionals change jobs and travel less frequently for temporary positions. If the hiring market slows or continues to decline, our ability to maintain or grow our business could be adversely affected.
COVID-19 pandemic-related market changes that have caused an increased demand in telehealth solutions and other increases in health systems spending may cause us to invest in additional solutions to meet these needs and may also cause an increase in competitive offerings. If we are not able to make a return on those investments, meet the market demands, or effectively compete in the marketplace, our business results may suffer. Also, the financial impact of COVID-19 or another pandemic, epidemic, or outbreak of an infectious disease may lead to an overall decrease in healthcare spending due to a potential economic downturn and overall uncertainty causing healthcare expenditures to be concentrated in emergency care, which may cause a material impact to our business.
While the potential economic impact brought by and the duration of any pandemic, epidemic, or outbreak of an infectious disease, including COVID-19, may be difficult to assess or predict, the widespread COVID-19 pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. The impact of any pandemic, epidemic, or outbreak of an infectious disease, including COVID-19, on the needs, expectations, and spending levels of our customers could impact our ability to maintain or grow our business and as a result our operating and financial results could be adversely affected.
The full extent to which the outbreak of COVID-19 will impact our business, results of operations, and financial condition is still unknown and will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the outbreak of COVID-19 has subsided, we may experience materially adverse impacts to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future.
To the extent the COVID-19 pandemic adversely affects our business, financial condition, and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.
See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of COVID-19” for additional information.
If we are not able to maintain and enhance our reputation and brand recognition, our business, financial conditions, and results of operations will be harmed.
We believe that maintaining and enhancing our reputation and brand recognition is critical to our relationships with existing customers and members and our ability to attract new customers and members. The promotion of our brand may require us to make substantial investments and we anticipate that, as our market becomes increasingly competitive, these marketing initiatives may become increasingly difficult and expensive. Our marketing activities may not be successful or yield increased revenue, and to the extent that these activities yield increased revenue, the increased revenue may not offset the expenses we incur, and our results of operations could be harmed. In addition, any factor that diminishes our reputation or that of our management, including failing to meet the expectations of our customers and members, could make it substantially more difficult for us to attract new customers. Similarly, because our customers often act as references for us with prospective new customers, any existing customer that questions the quality of our work or that of our employees could impair our ability to secure additional new customers. If we do not successfully maintain and enhance our reputation and brand recognition with our members and customers, our business may not grow and we could lose these relationships, which would harm our business, financial condition, and results of operations.
Putting our members first may adversely impact our financial results.
Our “physicians first” philosophy may mean we make decisions based on the best interests of our members, which we believe is essential to our success in increasing our member growth rate and engagement, creating value for our members, and in serving the best interests of the Company and our stockholders. Therefore, in the past, we have forgone, and may in the future forgo, certain expansion or revenue opportunities that we do not believe are in the best interests of our members, even if our decision negatively impacts our operating results. In addition, our philosophy of putting our members first may cause disagreements, or negatively impact our relationships, with our existing or prospective customers. Our decisions may not result in the benefits that we expect, in which case our member engagement, business, and operating results could be harmed.
If our members’ profiles are out-of-date, inaccurate, or lack the information that members and customers want to see, we may not be able to realize the full potential of our network, which could adversely impact the growth of our business.
If our members do not update their information or provide accurate and complete information when they join our platform, the value of our platform may be negatively impacted because our value proposition as a professional network and as a source of accurate and comprehensive data will be weakened. For example, incomplete or outdated member information would diminish the ability of our Marketing Solutions customers to reach their target audiences and our ability to provide our customers with valuable insights. Similarly, customers of our Hiring Solutions may not find members that meet their qualifications or may misidentify a candidate as having such qualifications, which could result in mismatches that erode customer confidence in our solutions. Therefore, we must provide features and tools that demonstrate the value of our network to our members and motivate them to contribute additional, timely, and accurate information to their profile and our network. In addition, we must ensure that methods by which we identify relevant audiences for our customers results in accurate targeting. If we fail to successfully undertake these activities, our business and operating results could be adversely affected.
The telehealth market is immature and volatile, and if it does not develop, or if it develops more slowly than we expect, if it encounters negative publicity, or if we are not successful in demonstrating and promoting the benefits of our solutions, the growth of our business will be harmed.
The telehealth market is relatively new and unproven, and it is uncertain whether it will achieve and sustain high levels of demand, consumer acceptance, and market adoption. The increased demand for telehealth solutions as a result of the COVID-19 pandemic may decline in the future. The success of our Telehealth Solutions will depend to a substantial extent on the willingness of our members to use, and to increase the frequency and extent of their utilization of, our network, as well as on our ability to demonstrate the value of telehealth to employers, health plans, government agencies, and other purchasers of healthcare for beneficiaries. If any of these events do not occur or do not occur quickly, it could have a material adverse effect on our business, financial condition, and results of operations.
Our corporate culture has contributed to our success, and if we cannot maintain our corporate culture as we grow, we could lose the innovation, teamwork, passion, and focus on execution that we believe contribute to our success, and our business may be harmed.
We believe that a critical component to our success has been our corporate culture. We have invested substantial time and resources in building our team. As we continue to grow, we may find it difficult to maintain these important aspects of our corporate culture, especially given that the majority of our workforce has traditionally worked remotely and we have been unable to hold in-person employee gatherings as a result of the COVID-19 pandemic. We have experienced, and may continue to experience, rapid growth and organizational change, including growth and organizational change resulting from our acquisition of and subsequent integration with other businesses, which will continue to place significant demands on our management and our operational and financial infrastructure. As we continue to grow, we must effectively integrate, develop, and motivate a large number of new employees, and we must maintain the beneficial aspects of our corporate culture. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in this way, without undermining our corporate culture. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.
In addition, to attract top talent, we have had to offer, and believe we will need to continue to offer, highly competitive compensation packages before we can validate the productivity of those employees. In addition, fluctuations in the price of our common stock may make it more difficult or costly to use equity compensation to motivate, incentivize, and retain our employees. We face significant competition for talent from other healthcare, technology, and high-growth companies, which include both large enterprises and privately-held companies. We may not be able to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs and successfully integrate our new hires, our efficiency and ability to meet our forecasts and our employee morale, productivity, and retention could suffer, and our business, results of operations, and financial condition could be adversely affected.
The loss of one or more of any of the pharmaceutical brands that purchase our solutions could cause our revenue to decline.
We sell subscriptions for our marketing solutions across different brands within our pharmaceutical customers. The success of pharmaceutical brands and associated marketing spend can depend on patent life, competition, and other factors. For example, in the past we have lost marketing spend and associated revenue when a pharmaceutical brand marketed on our platform lost patent protection. The loss of the business of a significant brand could damage our relationship with that customer and its other brands, and our revenue, operating results, financial condition, business, and future growth potential may be adversely affected.
We calculate certain operational metrics using internal systems and tools and do not independently verify such metrics. Certain metrics are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.
We present certain operational metrics herein, including size of our network of medical professionals and other metrics. We calculate these metrics using internal systems and tools that are not independently verified by any third party. These metrics may differ from estimates or similar metrics published by third parties or other companies due to differences in sources, methodologies, or the assumptions on which we rely. Our internal systems and tools have a number of limitations, and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose on an ongoing basis. If the internal systems and tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we present may not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics for the applicable period of measurement, there are inherent challenges in measuring the size of our network and other metrics. For example, we face challenges in accurately calculating the number of practicing doctors or other professionals in our network at a given time. In addition, limitations or errors with respect to how we measure data or with respect to the data that we measure may affect our understanding of certain details of our business, which would affect our long-term strategies. If our operating metrics or our estimates are not accurate representations of our business, or if investors do not perceive our operating metrics to be accurate, or if we discover material inaccuracies with respect to these figures, our reputation may be significantly harmed, and our operating and financial results could be adversely affected.
The estimates of market opportunity and forecasts of market growth included in this Quarterly Report on Form 10-Q may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, our business may not grow at similar rates, or at all.
Market opportunity estimates and growth forecasts included in this Quarterly Report on Form 10-Q are subject to significant uncertainty and are based on assumptions and estimates which may not prove to be accurate. The estimates and forecasts included in this Quarterly Report on Form 10-Q relating to size and expected growth of our target market may prove to be inaccurate. Even if the markets in which we compete meet the size estimates and growth forecasts included in this Quarterly Report on Form 10-Q, our business may not grow at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties.
Certain of our operating results and financial metrics may be difficult to predict as a result of seasonality.
We have experienced some seasonality in both revenue and net income based on the timing of marketing campaign subscription launches on our platform and budgetary timing of purchases of additional modules. We may be affected by seasonal trends in the future, particularly as our business matures. Additionally, this seasonality may be reflected to a much lesser extent, and sometimes may not be immediately apparent, in our revenue. To the extent we experience this seasonality, it may cause fluctuations in our operating results and financial metrics and make forecasting out future operating results and financial metrics more difficult.
Our operating results have in the past and may in the future continue to fluctuate on a quarterly and annual basis and if we fail to meet the expectations of analysts or investors, our stock price and the value of your investment could decline substantially.
Our operating results have in the past and may in the future continue to fluctuate significantly on a quarterly and annual basis and may fail to match our past performance, and if we fail to meet or exceed the expectations of securities analysts or investors, the trading price of our Class A common stock could decline. Moreover, our stock price may be based on expectations of our future performance that may be unrealistic or that may not be met. Some of the important factors that could cause our revenue and operating results to fluctuate from quarter to quarter include:
•our ability to increase sales of our solutions to new customers and expand sales of additional solutions to our existing customers;
•the extent to which existing customers renew their agreements with us and the timing and terms of those renewals;
•the termination or renegotiation by our significant customers of their agreements with us;

•the entrance of new competitors in our market whether by established companies or new companies;
•changes in our pricing policies or those of our competitors;
•the cost of investing in our technology infrastructure, which may be greater than we anticipate;
•our ability to maintain or increase our member base and member engagement;
•disruptions or outages in our website availability, actual or perceived breaches of privacy, and compromises of our member data; and
•general industry and macroeconomic conditions including the impact of the COVID-19 pandemic on the global economy and the deterioration in labor markets, which would adversely impact sales of our Hiring Solutions, or economic growth that does not lead to job growth.
If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.
The preparation of financial statements in conformity with GAAP and our key metrics require management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes and amounts reported in our key metrics. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our condensed consolidated financial statements include those related to the determination of revenue recognition, fair values of acquired intangible assets and goodwill, useful lives of long-lived assets, internal-use software development costs, the valuation of our common stock, the valuation of stock-based awards, allowance for doubtful accounts, expected period of benefit for deferred commissions, and deferred income taxes. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock.
We are subject to stringent and changing laws, regulations, self-regulatory schemes, contractual obligations, and standards related to privacy, data protection, and information security. The actual or perceived failure by us, our customers, partners, or vendors to comply with such obligations could harm our reputation, subject us to significant fines and liability, or otherwise adversely affect our business.
We collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, and share (collectively, Process, or Processing) sensitive, confidential, and proprietary information (collectively, Sensitive Information) in connection with providing our services.
There are numerous domestic and foreign laws, regulations, self-regulatory schemes, and standards regarding privacy, data protection, and information security and Processing (Data Protection Laws), the number and scope of which is changing, subject to differing applications and interpretations, and which may be inconsistent among jurisdictions or in conflict with each other. The regulatory framework for privacy, data protection, and information security issues worldwide is evolving and is likely to remain in flux for the foreseeable future. Various governmental and consumer agencies have also called for new regulations and changes in industry practices. Practices regarding privacy, data protection, and information security have recently come under increased public and regulatory scrutiny. The actual or perceived failure to address or comply with applicable Data Protection Laws by us or our customers, partners, or vendors could increase our compliance and operational costs, expose us to regulatory scrutiny, actions, fines, and penalties, result in reputational harm, lead to a loss of customers, reduce the use of our services, result in litigation and liability, have a material adverse effect on our business operations or financial results, or otherwise result in other material harm to our business.
We are a “Business Associate” as defined under the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, which we collectively refer to as HIPAA, and the U.S. Department of Health and Human Services Office of Civil Rights, or OCR, may impose significant penalties on a Business Associate for a failure to comply with an applicable requirement of HIPAA.
Penalties will vary significantly depending on factors such as the date of the violation, whether the Business Associate knew or should have known of the failure to comply, or whether the Business Associate’s failure to comply was due to willful neglect. Currently, these penalties include civil monetary penalties for violations. A single breach incident can result in violations of multiple requirements, resulting in possible penalties in excess of pre-set annual limits. Further, a person who knowingly obtains or discloses individually identifiable health information in violation of HIPAA may face a criminal monetary penalty and imprisonment up to one year. The criminal penalties increase if the wrongful conduct involves false pretenses, and further increase if the wrongful conduct involves the intent to sell, transfer, or use identifiable health information for commercial advantage, personal gain, or malicious harm. The U.S. Department of Justice, or the DOJ, is responsible for criminal prosecutions under HIPAA. State attorneys general also have the right to prosecute HIPAA violations committed against residents of their states. While HIPAA does not create a private right of action that would allow individuals to sue in civil court for HIPAA violations, its standards have been used as the basis for the duty of care in state civil suits, such as those for negligence or recklessness in misusing individuals’ health information. Furthermore, in the event of a breach as defined by HIPAA, the Business Associate may have to comply with specific reporting requirements under HIPAA regulations.
The security measures that we and our third-party vendors and subcontractors have in place in an effort to ensure compliance with privacy and data protection laws may not protect our facilities and systems from security breaches, acts of vandalism or theft, computer viruses, misplaced or lost data, programming and human errors, or other similar events. Under the HITECH Act, as a Business Associate, we may also be liable for privacy and security breaches and failures of our subcontractors. Even though we provide for appropriate protections through our agreements with our subcontractors, we still have limited control over their actions and practices. A breach of privacy or security of individually identifiable health information by a subcontractor may result in an enforcement action, including criminal and civil liability, against us. We are not able to predict the extent of the impact such incidents may have on our business. Our failure to comply may result in criminal and civil liability because the potential for enforcement action against Business Associates is now greater. Enforcement actions against us could be costly and could interrupt regular operations, which may adversely affect our business. While we have not received any notices of violation of the applicable privacy and data protection laws and believe we are in compliance with such laws, there can be no assurance that we will not receive such notices in the future. There is ongoing concern from privacy advocates, regulators, and others regarding data privacy and security issues, and the number of jurisdictions with data privacy and security laws has been increasing. Also, there are ongoing public policy discussions regarding whether the standards for deidentification, anonymization, or pseudonymization of health information are sufficient, and the risk of re-identification sufficiently small, to adequately protect patient privacy.
Applicable Data Protection Laws may also include state medical privacy laws, including those related to mental health and substance use treatment, and the provision of healthcare services, as well as federal and state consumer protection laws. These laws may not be preempted by HIPAA, may be more protective than HIPAA, and may be subject to varying interpretations by the courts and government agencies, creating complex compliance issues for us and our customers and partners and potentially exposing us to additional expense, adverse publicity and liability, any of which could adversely affect our business. Federal and state consumer protection laws are increasingly being applied by the U.S. Federal Trade Commission, or FTC, and states’ attorneys general to regulate the Processing of personal or personally identifiable information, through websites or otherwise, and to regulate the presentation of website content. The FTC in particular has approved consent decrees resolving complaints and their resulting investigations into the privacy and security practices of a number of online social media companies. These reviews can and have resulted in changes to our solutions and policies, and could result in additional changes in the future. If we are unable to comply with any such reviews or decrees that result in recommendations or binding changes, or if the recommended changes result in degradation of our solutions, our business could be harmed.
In addition, U.S. states have begun to introduce more comprehensive Data Protection Laws. For example, the California Consumer Privacy Act, or CCPA, went into effect in January 2020 and established a new privacy framework for covered businesses such as ours that expands the scope of personal information and provides new privacy rights for California residents. These changes required us to modify our data processing practices and policies and incur compliance related costs and expenses. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches, which may increase the likelihood and cost of data breach litigation. Additionally, on November 3, 2020, a new privacy law, the California Privacy Rights Act, or CPRA, was approved by California voters. The CPRA significantly modifies the CCPA by, among other things, creating a dedicated privacy regulatory agency, requiring businesses to implement data minimization and data integrity principles, and imposing additional requirements for contracts addressing the processing of personal information. Moreover, the CPRA calls for additional regulations to be implemented before the law becomes fully operative on January 1, 2023. These changes may result in further uncertainty with respect to privacy, data protection, and information security issues and will require us to incur additional costs and expenses in an effort to comply. The enactment of the CCPA has prompted similar legislative developments in other states, which could create the potential for a patchwork of overlapping but different state laws. The federal government is also considering comprehensive privacy legislation.
We also expect that there will continue to be new or amended Data Protection Laws proposed and enacted in various jurisdictions. For example, in May 2018, the General Data Protection Regulation, or GDPR, went into effect in the European

Union, or EU. The GDPR imposes more stringent data protection requirements and requires businesses subject to it to give more detailed disclosures about how they collect, use, and share personal information; contractually commit to data protection measures in contracts; maintain adequate data security measures; notify regulators and affected individuals of certain data breaches; obtain consent to collect sensitive personal information such as health information; meet extensive privacy governance and documentation requirements; and honor individuals’ data protection rights, including their rights to access, correct, and delete their personal information. The GDPR also imposes strict rules on the transfer of personal information to countries outside of the European Economic Area, or EEA, including the United States. A recent judicial decision from the EU and recent announcements from European regulators regarding transfers of personal information outside of the EEA have increased the legal risks and liabilities, and compliance and operational costs, of lawfully making such transfers. Companies that violate the GDPR can face private litigation, restrictions, or prohibitions on data processing, and fines of up to the greater of 20 million Euros or 4% of worldwide annual revenue. If we begin to conduct business in Europe, complying with the GDPR would entail significant costs and increase our liability risks.
New or amended Data Protection Laws, and changes in the interpretation of existing Data Protection Laws and our Data Protection Obligations (defined below), could impair our, or our customers’, our partners’, or our vendors’ ability to Process personal information, which could have a material adverse effect on our business, financial condition, and results of operations.
We are or may be subject to the terms of our internal and external policies, representations, publications, frameworks, self-regulatory standards, and industry certification commitments (collectively, Privacy Policies), and contractual obligations to third parties related to privacy, data protection, and information security (collectively, Data Protection Obligations), including the Payment Card Industry Data Security Standards (PCI-DSS), the rules imposed by credit card brands (e.g., VISA and Mastercard), and Security Organization Control 2 certification commitments. We strive to comply with applicable Data Protection Laws, Privacy Policies, and Data Protection Obligations, but we may at times fail to do so or may be perceived to have failed to do so, in which case we may be subject to and suffer a material harm to our business. For example, in the event we fail to comply with the PCI-DSS, we could be in breach of our obligations under customer and other contracts. Moreover, despite our efforts, we may not be successful in achieving compliance if our personnel, customers, partners, or vendors do not comply with applicable Data Protection Laws, Privacy Policies, and Data Protection Obligations. We may be subject to and suffer material harm to our business if our Privacy Policies are, in whole or part, found to be inaccurate, incomplete, deceptive, unfair, or misrepresentative of our actual practices. In addition, any such failure or perceived failure could result in public statements against us by consumer advocacy groups or others, which may cause us material reputational harm.
In view of applicable Data Protection Laws, Privacy Policies, and Data Protection Obligations imposing complex and burdensome obligations, and with substantial uncertainty in their interpretation and compliance, we have faced and may face challenges in addressing and complying with them, and fundamentally changing our business activities, Privacy Policies, and practices, and may expend significant resources in an effort to do so, any of which could result in material harm to business, financial condition, results of operations, or other harm
Further, our customers may expect us to comply with more stringent privacy, data protection, and information security requirements than those imposed by applicable Data Protection Laws, and we may be obligated contractually to comply with additional or different standards relating to our handling or protection of data on or by our offerings. For example, our mobile application is distributed through third-party platforms such as those operated by Apple and Google. These third parties may impose technical and privacy, data protection, and information security requirements on companies that distribute applications through their platforms. These requirements are subject to change and may adversely impact our ability to Process personal information. Complying with these requirements may cause us to incur additional expense, and the failure to comply with these requirements may cause us to lose access to the app store and users, and our business would be harmed.
If our security measures are compromised now or in the future, or the security, confidentiality, integrity, or availability of our information technology, software, services, communications, or data is compromised, limited, or fails, this could have a material adverse effect on our business, financial condition, and results of operations.
Our platform involves the storage and transmission of Sensitive Information. As a result, unauthorized access or security breaches as a result of third-party action (e.g., cyber-attacks), employee error, product defect, malfeasance, or other factors could result in the loss of information, inappropriate use of or access to information, service interruption, service degradation, outages, service level credits, litigation, indemnity obligations, damage to our reputation, and other liability. We believe our risk of cyber-attack may be elevated during this time due to an increase in cyber-attack attempts on U.S. businesses generally during the COVID-19 outbreak. While we maintain and continue to improve our security measures, we may be unable to adequately anticipate security threats or to implement adequate preventative measures, in part, because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target. Moreover, the detection, prevention, and remediation of known or unknown securities vulnerabilities, including those arising from third-parties, is becoming increasingly expensive and may cause us to incur significant costs in the future. We process significant amounts of Sensitive Information, including protected health information, personal information, data concerning our members, and in some cases, limited amounts of data concerning the patients they treat in connection with our members’ utilization of our network and related services. While we have implemented security measures to protect such data, techniques used to gain unauthorized access to data and systems, disable or degrade service, or sabotage systems are constantly evolving, and we may be unable to anticipate such techniques or implement adequate preventative measures to avoid unauthorized access or other adverse impacts to such data or our systems. We may use third-party service providers and subprocessors to help us deliver services and engage in Processing on our behalf, including, without limitation, the processing of payment card information. If we, our service providers, partners, or other relevant third parties have experienced or in the future experience any security incidents that result in any data loss, deletion or destruction, unauthorized access to, loss of, unauthorized acquisition or disclosure of, or inadvertent exposure of, Sensitive Information, or compromise related to the security, confidentiality, integrity, or availability of our (or their) information technology, software, services, communications, or data (collectively, a Security Breach), it may result in material harm to our business, including, without limitation, regulatory investigations or enforcement actions, litigation, indemnity obligations, negative publicity, and financial loss.
Our service is vulnerable to threat actors, software bugs, malicious code (such as computer viruses and internet worms), personnel theft or misuse, break-ins, phishing attacks, denial-of-service attacks (including credential stuffing), ransomware attacks, natural disasters, terrorism, war, telecommunication and electrical failures, server malfunction, software or hardware failures, loss of data or other computer assets, adware, or other similar issues or other attacks or similar disruptions, any of which could lead to system interruptions, delays, or shutdowns, causing loss of critical data or the unauthorized access of data.
We may be required to expend significant resources, fundamentally change our business activities and practices, or modify our services, software, operations, or information technology in an effort to protect against Security Breaches and to mitigate, detect, and remediate actual and potential vulnerabilities. Applicable Data Protection Laws, Privacy Policies, and Data Protection Obligations may require us to implement specific security measures or use industry-standard or reasonable measures to protect against Security Breaches. The recovery systems, security protocols, network protection mechanisms, and other security measures that we (and our third parties) have integrated into our platform, systems, networks, and physical facilities, which are designed to protect against, detect, and minimize Security Breaches, may not be adequate to prevent or detect service interruption, system failure, or data loss.
Applicable Data Protection Laws, Privacy Policies, or Data Protection Obligations may require us to notify affected individuals, regulators, customers, credit reporting agencies, and others in the event of a Security Breach. Patients about whom we obtain health information, as well as the providers who share this information with us, may have statutory or contractual rights that limit our ability to use and disclose the information. We may be required to expend significant capital and other resources to ensure ongoing compliance with applicable Data Protection Laws, Privacy Policies, and Data Protection Obligations. Claims that we have violated individuals’ privacy rights or breached our Data Protection Obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.
Although we maintain insurance for our business, the coverage under our policies may not apply to the liabilities or damages as a result of the events referenced above or be adequate to compensate us for all losses that may occur. There can also be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages as a result of the events referenced above.
In addition, varying parts of our workforce are currently working remotely on a part or full time basis. This could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions. Any of the foregoing could have a material adverse effect on us.
We rely on network and mobile infrastructure and our ability to maintain and scale our business and maintain competitiveness. Any significant interruptions or delays in service on our apps or websites or any undetected errors or design faults could adversely affect our business, financial condition, and results of operations.
We depend on the use of information technologies and systems and our reputation and ability to acquire, retain, and serve our customers are dependent upon the reliable performance of our apps and websites and the underlying network infrastructure. As our operations grow, we must continuously improve and upgrade our systems and infrastructure while maintaining or improving the reliability and integrity of our infrastructure. Our future success also depends on our ability to adapt our systems and infrastructure to meet rapidly evolving consumer trends and demands while continuing to improve the performance, features, and reliability of our solutions in response to competitive services and offerings. We expect the use of alternative platforms such as tablets and wearables will continue to grow and the emergence of niche competitors who may be able to optimize offerings, services, or strategies for such platforms will require new investment in technology. New developments in other areas, such as cloud computing, have made it easier for competition to enter our markets due to lower up-front technology costs. In addition, we may not be able to maintain our existing systems or replace or introduce new technologies and systems as quickly as we would like or in a cost-effective manner. There is also no guarantee that we will possess the financial resources or personnel, for the research, design, and development of new applications or services, or that we will be able to utilize these resources successfully and avoid technological or market obsolescence. Further, there can be no assurance that technological advances by one or more of our competitors or future competitors will not result in our present or future applications and services becoming uncompetitive or obsolete. If we were unable to enhance our offerings and network capabilities to keep pace with rapid technological and regulatory change, or if new technologies emerge that are able to deliver competitive offerings at lower prices, more efficiently, more conveniently, or more securely than our offerings, our business, financial condition, and results of operations could be adversely affected.
Our success will also depend on the interoperability of our offerings with a range of third-party technologies, systems, networks, operating systems, and standards, including iOS and Android; the availability of our mobile apps in app stores and in “super-app” environments; and the creation, maintenance, and development of relationships with key participants in related industries, some of which may also be our competitors. In addition, if accessibility of various apps is limited by executive order or other government actions, the full functionality of devices may not be available to our customers. Moreover, third-party platforms, services, and offerings are constantly evolving, and we may not be able to modify our platform to assure its compatibility with those of third parties. If we lose such interoperability, we experience difficulties or increased costs in integrating our offerings into alternative devices or systems, or manufacturers or operating systems elect not to include our offerings, make changes that degrade the functionality of our offerings, or give preferential treatment to competitive products, the growth of our business, results of operations, and financial condition could be materially adversely affected. This risk may be exacerbated by the frequency with which consumers change or upgrade their devices. In the event consumers choose devices that do not already include or support our platform or do not install our mobile apps when they change or upgrade their devices, our customer engagement may be harmed.
We may become subject to enforcement actions or litigation as a result of our or our members’ failure to comply with laws and regulations relating to communications, even though noncompliance was inadvertent or unintentional.
We maintain systems and procedures designed to ensure that our telephonic communications and telephonic communications made by members and others using our platform comply with applicable laws and regulations; however, some legal/regulatory frameworks provide for the imposition of fines or penalties for noncompliance even though the noncompliance was inadvertent or unintentional and even though there were systems and procedures designed to ensure compliance in place at the time.
For example, members use our platform to engage in telephone, text message, and facsimile communications with patients and other doctors and healthcare professionals. There are a number of federal and state laws and regulations potentially applicable to such communications, including the federal Telephone Consumer Protection Act, or TCPA, and those laws and regulations are continuously evolving. A determination by a court or regulatory agency that any of these laws and regulations are applicable to or operate to prohibit or limit telephone, text message, and facsimile communications made by members or others using our platform could invalidate all or some portions of our customer contracts, could require us to change or terminate some portions of our business, could require us to refund portions of our service fees, and could have an adverse effect on our business. In addition, if a court or regulatory agency determines that communications made by members or others using our platform violate any of these laws or regulations and that we are responsible for the violation, we may be subject to substantial damages, substantial civil penalties, and adverse publicity that could have a material adverse effect on our business and financial condition. For violations of the TCPA, the law provides for a private right of action under which a plaintiff may recover statutory damages of $500 for each call, text message, or facsimile made in violation of the statute’s prohibitions. A court also may treble the amount of damages upon a finding of a “willful or knowing” violation of the statute. There is no statutory cap on maximum aggregate exposure. In addition, the Federal Communications Commission, or FCC, which implements and enforces the TCPA, a state attorney general or other federal and state regulators may seek civil penalties in an enforcement action for violations of the TCPA or other laws and regulations potentially applicable to telephone, text message, and facsimile communications made by members or others using our platform.
We may incur liability as a result of information retrieved from or transmitted over the Internet or published using our platform and legislation regulating content on our platform may require us to change our solutions or business practices and may adversely affect our business and financial results.
Because our platform allows for the exchange of news, information, and other content, we may face claims relating to the content that is published or made available on our platform. In particular, the nature of our business exposes us to claims related to defamation, dissemination of misinformation, discrimination, harassment, intellectual property rights, rights of publicity and privacy, personal injury torts, laws regulating hate speech or other types of content, and breach of contract, among others.
In the United States, the Communications Decency Act, or CDA, provides statutory protections to online service providers like us who distribute third-party content. However, in the United States, government authorities, elected officials, and political candidates have called for amendments to Section 230 of the CDA that would purport to limit or remove protections afforded interactive computer service providers and our current protections from liability for third-party content in the United States could decrease or change. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages. We could also face fines, orders restricting or blocking our services in particular geographies, or other government-imposed remedies as a result of content hosted on our platform.
Content-related legislation may require us to change our solutions or business practices, increase our compliance costs, or otherwise impact our operations or our ability to provide services in certain geographies. In addition, we could incur significant costs investigating and defending claims for violating such requirements and, if we are found liable, significant damages.
We may experience fluctuations in our tax obligations and effective tax rate, which could materially and adversely affect our results of operations.
We are subject to U.S. federal and state income taxes. Tax laws, regulations, and administrative practices in various jurisdictions may be subject to significant change, with or without advance notice, due to economic, political, and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. Our effective tax rates could be affected by numerous factors, such as changes in tax, accounting, and other laws, regulations, administrative practices, principles, and interpretations, the mix and level of earnings in a given taxing jurisdiction, or our ownership or capital structures.
Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.
As of June 30, 2021, we had accumulated $7.2 million state net operating loss carryforwards, or NOLs to reduce future taxable income, portions of which will begin to expire in 2029. Under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other tax attributes, including R&D tax credits, to offset its post-change income or taxes may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5 percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Based on an assessment of our historical ownership changes through June 30, 2021, we do not anticipate a current limitation on the tax attributes. Our ability to use NOLs and other tax attributes to reduce future taxable income and liabilities may be subject to limitations as a result of ownership changes that may occur in the future.
Under current law, U.S. federal net operating losses incurred in taxable years beginning after December 31, 2017, may be carried forward indefinitely. Such U.S. federal net operating losses generally may not be carried back to prior taxable years, except that net operating losses generated in 2018, 2019, and 2020 may be carried back to each of the five tax years preceding the tax years of such losses. Additionally, for tax years beginning after December 31, 2020, the deductibility of U.S. federal net operating losses incurred in taxable years beginning after December 31, 2017, is limited to 80% of taxable income. Our net operating losses may also be impaired or restricted under state law. At the state level there may be periods during which the use of net operating losses is suspended or otherwise limited, which could increase or permanently accelerate state taxes owed. For example, California imposed limits on the usability of California state net operating losses to offset taxable income in tax years beginning after 2019 and before 2023.
We depend on our talent to grow and operate our business, and if we are unable to hire, integrate, develop, motivate, and retain our personnel, we may not be able to grow effectively.
Our ability to maintain our competitive position is largely dependent on the services of our senior management and other key personnel. In addition, our future success depends on our continuing ability to attract, develop, motivate, and retain highly qualified and skilled employees. The market for such positions is competitive, especially in the San Francisco Bay Area. Qualified individuals are in high demand and we may incur significant costs to attract them. In addition, the loss of any of our senior management or other key employees, in particular our Chief Executive Officer and Chief Commercial Officer, or our inability to recruit and develop mid-level managers could materially and adversely affect our ability to execute our business plan and we may be unable to find adequate replacements. Competition for qualified employees is intense in our industry, and the loss of even a few qualified employees, or an inability to attract, retain, and motivate additional highly skilled employees required for the planned expansion of our business could harm our operating results and impair our ability to grow. To attract and retain key personnel, we use various measures, including an equity incentive program for key executive officers and other employees. These measures may not be enough to attract and retain the personnel we require to operate our business effectively. All of our employees are at-will employees, meaning that they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. If we fail to retain talented senior management and other key personnel, or if we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business, financial condition, and results of operations may be materially adversely affected.
We may become subject to litigation, which could have a material adverse effect on our business, financial condition, and results of operations.
We have been subject to litigation in the past, and may become subject to litigation in the future. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which we are not, or cannot be, insured against. We generally intend to defend ourselves vigorously; however, we cannot be certain of the ultimate outcomes of any claims that may arise in the future. Resolution of these types of matters against us may result in our having to pay significant fines, judgments, or settlements, which, if uninsured, or if the fines, judgments, and settlements exceed insured levels, could adversely impact our earnings and cash flows, thereby having a material adverse effect on our business, financial condition, results of operations, cash flow, and per share trading price of our Class A common stock. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flows, expose us to increased risks that would be uninsured, and adversely impact our ability to attract directors and officers.
We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features and tools or enhance our existing solutions, improve our operating infrastructure, or acquire complementary businesses and technologies. Accordingly, we have engaged and may continue to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our Class A common stock. Any debt financing we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.
We may seek to grow our business through acquisitions of, or investments in, new or complementary businesses, technologies, tools, or solutions, or through strategic alliances, and the failure to manage these acquisitions, investments or alliances, or to integrate them with our existing business, could have a material adverse effect on us.
In fiscal 2021, we completed an acquisition of Curative Talent, and we may in the future consider opportunities to acquire or make additional investments in new or complementary businesses, technologies, offerings, tools, or solutions, or enter into strategic alliances, that may enhance our capabilities and platform in general, complement our current offerings, or expand the breadth of our markets. Our ability to successfully grow through these types of strategic transactions depends upon our ability to identify, negotiate, complete, and integrate suitable target businesses, technologies, tools, and solutions and to obtain any necessary financing, and is subject to numerous risks, including:
•failure to identify acquisition, investment, or other strategic alliance opportunities that we deem suitable or available on favorable terms;
•problems integrating the acquired business, technologies, tools, or solutions, including issues maintaining uniform standards, procedures, controls, and policies;
•integrating personnel from the acquired company;
•unanticipated costs associated with acquisitions, investments, or strategic alliances;
•adverse impacts on our overall margins;

•diversion of management’s attention from our existing business;
•risks associated with entering new markets in which we may have limited or no experience;
•potential loss of key employees of acquired businesses; and
•increased legal and accounting compliance costs.
In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets. In the future, if our acquisitions do not yield expected returns, we may be required to take impairment charges to our results of operations based on our impairment assessment process, which could harm our results of operations.
We may experience challenges with managing our growth related to the acquisition of Curative Talent or other future acquisitions. The operation and integration of the acquired technologies and business operations may require substantial financial costs and management attention. If we fail to manage such integration processes in a timely and effective manner, our business and financial results may suffer. If we are unable to identify suitable acquisitions or strategic relationships, or if we are unable to integrate any acquired businesses, technologies, tools, and solutions effectively, our business, financial condition, and results of operations could be materially and adversely affected. Also, while we employ several different methodologies to assess potential business opportunities, the new businesses may not meet or exceed our expectations.
We may enter into collaborations, in-licensing arrangements, joint ventures, strategic alliances, or partnerships with third-parties that may not result in the development of commercially viable solutions or the generation of significant future revenue.
In the ordinary course of our business, we may enter into collaborations, in-licensing arrangements, joint ventures, strategic alliances, or technology partnerships to develop proposed solutions and to pursue new markets, such as our agreement with U.S. News & World Report to offer a direct-to-patient scheduling tool for health systems. Proposing, negotiating, and implementing collaborations, in-licensing arrangements, joint ventures, strategic alliances, or partnerships may be a lengthy and complex process. Other companies, including those with substantially greater financial, marketing, sales, technology, or other business resources, may compete with us for these opportunities or arrangements. We may not identify, secure, or complete any such transactions or arrangements in a timely manner, on a cost-effective basis, on acceptable terms, or at all. We have limited institutional knowledge and experience with respect to these business development activities, and we may also not realize the anticipated benefits of any such transaction or arrangement. In particular, these collaborations may not result in the development of solutions that achieve commercial success or result in significant revenue and could be terminated prior to developing any solutions.
Additionally, we may not be in a position to exercise sole decision making authority regarding the transaction or arrangement, which could create the potential risk of creating impasses on decisions, and our collaborators may have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals. It is possible that conflicts may arise with our collaborators, such as conflicts concerning the achievement of performance milestones, or the interpretation of significant terms under any agreement, such as those related to financial obligations or the ownership or control of intellectual property developed during the collaboration. If any conflicts arise with our current or future collaborators, they may act in their self-interest, which may be adverse to our best interest, and they may breach their obligations to us. In addition, we have limited control over the amount and timing of resources that our current collaborators or any future collaborators devote to our collaborators’ or our future solutions. Disputes between us and our collaborators may result in litigation or arbitration which would increase our expenses and divert the attention of our management. Further, these transactions and arrangements are contractual in nature and may be terminated or dissolved under the terms of the applicable agreements and, in such event, we may not continue to have rights to the products relating to such transaction or arrangement or may need to purchase such rights at a premium.
We may be unable to successfully execute on our growth initiatives, business strategies, or operating plans.
We are continually executing on growth initiatives, strategies, and operating plans designed to enhance our business and extend our solutions. The anticipated benefits from these efforts are based on several assumptions that may prove to be inaccurate. Moreover, we may not be able to successfully complete these growth initiatives, strategies, and operating plans and realize all of the benefits, including growth targets and cost savings, that we expect to achieve or it may be more costly to do so than we anticipate. A variety of risks could cause us not to realize some or all of the expected benefits. These risks include, among others, delays in the anticipated timing of activities related to such growth initiatives, strategies, and operating plans, increased difficulty and cost in implementing these efforts, including difficulties in complying with new regulatory requirements and the incurrence of other unexpected costs associated with operating our business. Moreover, our continued

implementation of these programs may disrupt our operations and performance. As a result, we cannot assure you that we will realize these benefits. If for any reason the benefits we realize are less than our estimates, or the implementation of these growth initiatives, strategies, and operating plans adversely affect our operations or cost more or take longer to effectuate than we expect, or if our assumptions prove inaccurate, our business, financial condition, and results of operations may be materially adversely affected.
We employ third-party licensed software and software components for use in or with our solutions, and the inability to maintain these licenses or the presence of errors or security vulnerabilities in the software we license could limit the functionality of our solutions and result in increased costs or reduced service levels, which could adversely affect our business.
Our network incorporates or utilizes certain third-party software and software components obtained under licenses from other companies. We anticipate that we will continue to rely on such third-party software and development tools from third parties in the future. Although we believe that there are commercially reasonable alternatives to the third-party software we currently license, this may not always be the case, or it may be difficult or costly to replace. Our use of additional or alternative third-party software would require us to enter into license agreements with third parties. In addition, if the third-party software we utilize has errors, security vulnerabilities, or otherwise malfunctions, the functionality of our solutions may be negatively impacted and our business may suffer.
We rely on software-as-a-service, or SaaS, technologies from third parties.
We rely on SaaS technologies from third parties in order to operate critical functions of our business, including financial management services, relationship management services, marketing services, and data storage services. For example, we rely on Amazon Web Services for a substantial portion of our computing and storage capacity, and rely on Google for storage capacity and collaboration tools. We are also highly dependent on our technology integration with products offered by certain third parties. Amazon Web Services provides us with computing and storage capacity pursuant to an agreement that continues until terminated by either party. Similarly, Google provides us with storage capacity and certain collaboration tools, and also may non-renew its agreement by providing 15 days notice prior to the end of the then-current term. Some of our other vendor agreements may be unilaterally terminated by the counterparty for convenience. If these services become unavailable due to contract cancellations, extended outages or interruptions, because they are no longer available on commercially reasonable terms or prices, or for any other reason, our expenses could increase, our ability to manage our finances could be interrupted, our processes for managing our offerings and supporting our consumers and partners could be impaired, and our ability to access or save data stored to the cloud may be impaired until equivalent services, if available, are identified, obtained, and implemented, all of which could harm our business, financial condition, and results of operations.
Our growth depends in part on the success of our strategic relationships with third parties.
We anticipate that we will continue to depend on relationships with various third parties, including access to platforms and content providers and distributors to grow our business, authors who provide content (including learning and development material), and channel partners. Identifying, negotiating, and maintaining relationships with third parties require significant time and resources, as does integrating third-party content and technology. Our agreements with technology and content providers and similar third parties are typically non-exclusive and do not prohibit them from working with our competitors or from offering competing services. In some cases, in particular with respect to content providers, these relationships are undocumented, or, if there are agreements in place, they may be easily terminable. Our competitors may be effective in providing incentives to these parties to favor their solutions or may prevent us from developing strategic relationships with these parties. These third parties may decide that working with us is not in their interest. In addition, these third parties may not perform as expected under our agreements with them, and we have had, and may in the future have, disagreements or disputes with these parties, which could negatively affect our brand and reputation. It is possible that these third parties may not be able to devote the resources we expect to the relationship or they may terminate their relationships with us. Further, as members increasingly access our services through mobile devices, we are becoming more dependent on the distribution of our mobile applications through third parties, and we may not be able to access their application program interfaces or be able to distribute our applications or provide ease of integration, and this may also impact our ability to monetize our mobile solutions. If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our business could be impaired, and our operating results could suffer. Even if we are successful, these relationships may not result in improved operating results.
Any restrictions on our use of, or ability to license, data, or our failure to license data and integrate third-party technologies, could have a material adverse effect on our business, financial condition, and results of operations.

We depend upon licenses from third parties for some of the technology and data used in our applications, and for some of the technology platforms upon which these applications are built and operate. We expect that we may need to obtain additional licenses from third parties in the future in connection with the development of our solutions and services. In addition, we obtain a portion of the data that we use from government entities, public records, and our partners for specific partner engagements. We believe that we have all rights necessary to use the data that is incorporated into our solutions and services. However, we cannot assure you that our licenses for information will allow us to use that information for all potential or contemplated applications and solutions.
In the future, data providers could withdraw their data from us or restrict our usage for any reason, including if there is a competitive reason to do so, if legislation is passed restricting the use of the data, or if judicial interpretations are issued restricting use of the data that we currently use in our solutions and services. In addition, data providers could fail to adhere to our quality control standards in the future, causing us to incur additional expense to appropriately utilize the data. If a substantial number of data providers were to withdraw or restrict their data, or if they fail to adhere to our quality control standards, and if we are unable to identify and contract with suitable alternative data suppliers and integrate these data sources into our service offerings, our ability to provide solutions and services to our partners would be materially adversely impacted, which could have a material adverse effect on our business, financial condition, and results of operations.
We also integrate into our proprietary applications and use third-party software to maintain and enhance, among other things, content generation and delivery, and to support our technology infrastructure. Our use of third-party technologies exposes us to increased risks, including, but not limited to, risks associated with the integration of new technology into our solutions, the diversion of our resources from development of our own proprietary technology, and our inability to generate revenue from licensed technology sufficient to offset associated acquisition and maintenance costs. These technologies may not be available to us in the future on commercially reasonable terms or at all and could be difficult to replace once integrated into our own proprietary applications. Most of these licenses can be renewed only by mutual consent and may be terminated if we breach the terms of the license and fail to cure the breach within a specified period of time. Our inability to obtain, maintain, or comply with any of these licenses could delay development until equivalent technology can be identified, licensed, and integrated, which would harm our business, financial condition, and results of operations.
Most of our third-party licenses are non-exclusive and our competitors may obtain the right to use any of the technology covered by these licenses to compete directly with us. If our data suppliers choose to discontinue support of the licensed technology in the future, we might not be able to modify or adapt our own solutions.
Changes in accounting rules, assumptions, and/or judgments could materially and adversely affect us.
Accounting rules and interpretations for certain aspects of our operations are highly complex and involve significant assumptions and judgment. These complexities could lead to a delay in the preparation and dissemination of our financial statements. Furthermore, changes in accounting rules and interpretations or in our accounting assumptions and/or judgments could significantly impact our financial statements. In some cases, we could be required to apply a new or revised standard retroactively, resulting in restating prior period financial statements. Any of these circumstances could have a material adverse effect on our business, prospects, liquidity, financial condition, and results of operations.
Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, and financial condition or result of operations.
We are subject to income taxes in the United States and our tax provision could also be impacted by changes in accounting principles and changes in U.S. federal and state tax laws applicable to corporations. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, or Tax Act, and the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, significantly changed how the U.S. Department of Treasury imposes income taxes on U.S. corporations. We made significant judgments and assumptions in the interpretation of these laws and in our calculations reflected in our financial statements. The U.S. Department of Treasury, the Internal Revenue Service, or the IRS, and other standard-setting bodies may issue additional guidance on how the provisions of the Tax Act and CARES Act will be applied or otherwise administered, and additional accounting guidance or interpretations may be issued in the future that is different from our current interpretation. As another example, the U.S. Supreme Court’s decision in South Dakota v. Wayfair, Inc., increasing states’ ability to assert taxing jurisdiction on out-of-state retailers could result in certain additional jurisdictions asserting that sales and use and other taxes are applicable, which could result in tax assessments, penalties, and interest, and we may be required to collect such taxes in the future. After the U.S. Supreme Court's decision in South Dakota v. Wayfair, Inc., several U.S. states imposed an economic presence standard with respect to the imposition of taxes. These new rules often have uncertainty with respect to the level of activity necessary to cause a taxable presence for taxpayers within the state. Accordingly, additional jurisdictions may assert sales and use and other taxes, which could result in tax assessments, penalties, and interest, and we may be required to collect and remit/pay such taxes in the future. The U.S. Supreme Court’s decision in South Dakota v. Wayfair, Inc. increasing states’ ability to assert taxing jurisdiction on out-of-state retailers could result in certain additional jurisdictions asserting that sales and use and other taxes are applicable, which could result in tax assessments, penalties, and interest, and we may be required to collect such taxes in the future.
Our ability to limit our liabilities by contract or through insurance may be ineffective or insufficient to cover our future liabilities.
We attempt to limit, by contract, our liability for damages arising from our negligence, errors, mistakes, or security breaches. Contractual limitations on liability, however, may not be enforceable or may otherwise not provide sufficient protection to us from liability for damages and we are not always able to negotiate meaningful limitations. We maintain liability insurance coverage, including coverage for cybersecurity and errors and omissions. It is possible, however, that claims could exceed the amount of our applicable insurance coverage, if any, or that this coverage may not continue to be available on acceptable terms or in sufficient amounts. Even if these claims do not result in liability to us, investigating and defending against them could be expensive and time-consuming and could divert management’s attention away from our operations. In addition, negative publicity caused by these events may delay market acceptance of our solutions and services, any of which could materially and adversely affect our reputation and our business.
Our business could be disrupted by catastrophic events such as power disruptions, data security breaches, and terrorism.
Natural disasters or other catastrophic events may cause damage or disruption to our operations, commerce, and the global economy, and thus could harm our business. In the event of a major earthquake, hurricane, fire, cyber-attack, war, terrorist attack, disease, such as COVID-19, power loss, telecommunications failure, or other catastrophic events, we may be unable to continue our operations, in part or in whole, and may endure reputational harm, breaches of data security, and loss of critical data, all of which could harm our business, results of operations, and financial condition. Our insurance coverage may not compensate us for losses that may occur in the event of an earthquake or other significant natural disaster, such as fires, floods, severe weather, droughts, and travel-related health concerns including pandemics and epidemics. In addition, acts of terrorism, including malicious internet-based activity, could cause disruptions to the internet or the economy as a whole. Even with our disaster recovery arrangements, access to our platform could be interrupted. If our systems were to fail or be negatively impacted as a result of a natural disaster or other event, our ability to deliver our platform and solution to our customers and members would be impaired or we could lose critical data. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster, and successfully execute on those plans in the event of a disaster or emergency, our business, financial condition, and results of operations would be harmed.
We have implemented a disaster recovery program that allows us to move website traffic to a backup data center in the event of a catastrophe. This allows us the ability to move traffic in the event of a problem, and the ability to recover in a short period of time. However, to the extent our disaster recovery program does not effectively support the movement of traffic in a timely or complete manner in the event of a catastrophe, our business and results of operations may be harmed.
We do not carry business interruption insurance sufficient to compensate us for the potentially significant losses, including the potential harm to our business, financial condition, and results of operations that may result from interruptions in access to our platform as a result of system failures.
As we grow our business, the need for business continuity planning and disaster recovery plans will grow in significance. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster, and successfully execute on those plans in the event of a disaster or emergency, our business and reputation would be harmed.
Our risk management policies and procedures may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk.
We operate in a rapidly changing industry. Accordingly, our risk management policies and procedures may not be fully effective to identify, monitor, and manage all the risks our business encounters. If our policies and procedures are not fully effective or we are not successful in identifying and mitigating all risks to which we are or may be exposed, we may suffer uninsured liability, harm to our reputation, or be subject to litigation or regulatory actions that could adversely affect our business, financial condition, or results of operations.
Risks Related to Intellectual Property

We may not be able to halt the operations of entities that copy our intellectual property or that aggregate our data as well as data from other companies, including social networks, or copycat online services that may misappropriate our data. These activities could harm our brand and our business.
From time to time, third parties may try to access content or data from our networks through scraping, robots, or other means and use this content and data or combine this content and data with other content and data as part of their services. These activities could degrade our brand, negatively impact our website performance, and harm our business. We have employed contractual, technological, or legal measures in an attempt to halt unauthorized activities, but these measures may not be successful. In addition, if our members and customers do not comply with our terms of service, they also may be able to abuse our tools, solutions, and services and provide access to our solutions and content to unauthorized users. We may not be able to detect any or all of these types of activities in a timely manner and, even if we could, technological and legal measures may be insufficient to stop these actions. In some cases, particularly in the case of online services operating from outside of the United States, our available legal remedies may not be adequate to protect our business against such activities. Regardless of whether we can successfully enforce our rights against these parties, any measures that we may take could require us to expend significant financial or other resources.
Third parties may initiate legal proceedings alleging that we are infringing or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on our business, financial condition, and results of operations.
Our commercial success depends on our ability to develop and commercialize our services and use our proprietary technology without infringing the intellectual property or proprietary rights of third parties. From time to time, we may be subject to legal proceedings and claims in the ordinary course of business with respect to intellectual property. We are not currently subject to any material claims from third parties asserting infringement of their intellectual property rights.
Intellectual property disputes can be costly to defend and may cause our business, operating results, and financial condition to suffer. Whether merited or not, we have in the past and may in the future face allegations that we, our partners, our licensees, or parties indemnified by us have infringed or otherwise violated the patents, trademarks, copyrights, or other intellectual property rights of third parties. Such claims may be made by competitors seeking to obtain a competitive advantage or by other parties. Some third parties may be able to sustain the costs of complex litigation more effectively than we can because they have substantially greater resources. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions, or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our Class A common stock. Moreover, any uncertainties resulting from the initiation and continuation of any legal proceedings could have a material adverse effect on our ability to raise the funds necessary to continue our operations. Assertions by third parties that we violate their intellectual property rights could therefore have a material adverse effect on our business, financial condition, and results of operations.
Additionally, in recent years, individuals and groups have begun purchasing intellectual property assets for the purpose of making claims of infringement and attempting to extract settlements from companies like ours. We may also face allegations that our employees have misappropriated the intellectual property or proprietary rights of their former employers or other third parties. It may be necessary for us to initiate litigation to defend ourselves in order to determine the scope, enforceability, and validity of third-party intellectual property or proprietary rights, or to establish our respective rights. In some cases, rather than licensing third party content, we rely on the doctrine of fair use as we incorporate excerpts of third party content in a curated content feed for our users, and we may face allegations that such use of third party content does not qualify to be treated as a fair use. Regardless of whether claims that we are infringing patents or other intellectual property rights have merit, such claims can be time-consuming, divert management’s attention and financial resources, and can be costly to evaluate and defend. Results of any such litigation are difficult to predict and may require us to stop commercializing or using our solutions or technology, obtain licenses, modify our services and technology while we develop non-infringing substitutes or incur substantial damages, settlement costs or face a temporary or permanent injunction prohibiting us from marketing or providing the affected solutions and services. If we require a third-party license, it may not be available on reasonable terms or at all, and we may have to pay substantial royalties, upfront fees, or grant cross-licenses to intellectual property rights for our solutions and services. We may also have to redesign our solutions or services so they do not infringe third-party intellectual property rights, which may not be possible or may require substantial monetary expenditures and time, during which our technology and solutions may not be available for commercialization or use. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable to uphold its contractual obligations. If we cannot or do not obtain a third-party license to the infringed technology, license the technology on reasonable terms, or obtain similar technology from another source, our revenue and earnings could be adversely impacted.

In addition, because patent applications can take years to issue and are often afforded confidentiality for some period of time there may currently be pending applications, unknown to us, that later result in issued patents that could cover one or more of our solutions.
Failure to maintain, protect, or enforce our intellectual property rights could harm our business and results of operations.
We pursue the registration of our domain names, trademarks, and service marks in the United States. We also strive to protect our intellectual property rights by relying on federal, state, and common law rights, as well as contractual restrictions. We typically enter into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with parties with whom we conduct business in order to limit access to, and disclosure and use of, our proprietary information. However, we may not be successful in executing these agreements with every party who has access to our confidential information or contributes to the development of our technology or intellectual property rights. Those agreements that we do execute may be breached, and we may not have adequate remedies for any such breach. These contractual arrangements and the other steps we have taken to protect our intellectual property rights may not prevent the misappropriation or disclosure of our proprietary information nor deter independent development of similar technology or intellectual property by others.
Effective trade secret, patent, copyright, trademark, and domain name protection is expensive to obtain, develop, and maintain, both in terms of initial and ongoing registration or prosecution requirements and expenses and the costs of defending our rights. We have invested in and may, over time, increase our investment in protecting our intellectual property through patent filings that could be expensive and time-consuming. Our trademarks and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. We have not yet obtained any issued patents that provide protection for our technology or products, and we cannot guarantee that any of our pending patent applications will result in any issued patents. Moreover, any issued patents we obtain may not provide us with a competitive advantage and, as with any technology, competitors may be able to develop similar or superior technologies to our own, now or in the future. In addition, due to a recent U.S. Supreme Court case, it has become increasingly difficult to obtain and assert patents relating to software or business methods, as many such patents have been invalidated for being too abstract to constitute patent-eligible subject matter. We do not know whether this will affect our ability to obtain patents on our innovations, or successfully assert any patents we may pursue in litigation or pre-litigation campaigns.
Monitoring unauthorized use of the content on our apps and websites, and our other intellectual property and technology, is difficult and costly. Our efforts to protect our proprietary rights and intellectual property may not have been and may not be adequate to prevent their misappropriation or misuse. Third parties, including our competitors, could be infringing, misappropriating, or otherwise violating our intellectual property rights. We may not be successful in stopping unauthorized use of our content or other intellectual property or technology. Further, we may not have been and may not be able to detect unauthorized use of our technology or intellectual property, or to take appropriate steps to enforce our intellectual property rights. Any inability to meaningfully enforce our intellectual property rights could harm our ability to compete and reduce demand for our solutions and services. Our competitors may also independently develop similar technology. Effective patent, trademark, copyright, and trade secret protection may not be available to us in every jurisdiction in which our solutions or technology are hosted or available. Further, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. The laws in the United States and elsewhere change rapidly, and any future changes could adversely affect us and our intellectual property. Our failure to meaningfully protect our intellectual property rights could result in competitors offering solutions that incorporate our most technologically advanced features, which could reduce demand for our solutions.
We may find it necessary or appropriate to initiate claims or litigation to enforce our intellectual property rights, protect our trade secrets, or determine the validity and scope of intellectual property rights claimed by others. In any lawsuit we bring to enforce our intellectual property rights, a court may refuse to stop the other party from using the technology at issue on grounds that our intellectual property rights do not cover the use or technology in question. Further, in such proceedings, the defendant could counterclaim that our intellectual property is invalid or unenforceable and the court may agree, in which case we could lose valuable intellectual property rights. Litigation is inherently uncertain and any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business and results of operations. If we fail to maintain, protect, and enforce our intellectual property, our business and results of operations may be harmed.
The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of some countries, particularly developing countries, do not favor the enforcement of intellectual property protection. This could make it difficult for us to stop the infringement or misappropriation of our intellectual property rights. Proceedings to enforce our intellectual property in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business. In addition, changes in the law and legal decisions by courts in the United States and foreign countries may affect our ability to obtain adequate protection for our technology and the enforcement of intellectual property.
If our trademarks and trade names are not adequately protected, we may not be able to build name recognition in our markets of interest and our business may be adversely affected.
We believe that our brand is critical to the success of our business, and we utilize trademark registration and other means to protect it. Our business would be harmed if we were unable to protect our brand against infringement and its value was to decrease as a result.
The registered or unregistered trademarks or trade names that we own or license may be challenged, infringed, circumvented, declared generic, lapsed, or determined to be infringing on or dilutive of other marks. We may not be able to protect our rights in these trademarks and trade names, which we need in order to build name recognition with potential partners. In addition, third parties may in the future file for registration of trademarks similar or identical to our trademarks. If they succeed in registering or developing common law rights in such trademarks, and if we are not successful in challenging such third-party rights, we may not be able to use these trademarks to commercialize our technologies or solutions in certain relevant countries. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected.
If we are unable to protect the confidentiality of our trade secrets, our business and competitive position could be harmed.
We rely heavily on trade secrets and confidentiality agreements to protect our unpatented know-how, technology, and other proprietary information, including our technology platform, and to maintain our competitive position. With respect to our technology platform, we consider trade secrets and know-how to be one of our primary sources of intellectual property. However, trade secrets and know-how can be difficult to protect. We seek to protect these trade secrets and other proprietary technology in part by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside contractors, consultants, advisors, and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. The confidentiality agreements are designed to protect our proprietary information and, in the case of agreements or clauses containing invention assignment, to grant us ownership of technologies that are developed through a relationship with employees or third parties. We cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary information, including our technology and processes. Despite these efforts, no assurance can be given that the confidentiality agreements we enter into will be effective in controlling access to such proprietary information and trade secrets. The confidentiality agreements on which we rely to protect certain technologies may be breached, may not be adequate to protect our confidential information, trade secrets, and proprietary technologies and may not provide an adequate remedy in the event of unauthorized use or disclosure of our confidential information, trade secrets, or proprietary technology. Further, these agreements do not prevent our competitors or others from independently developing the same or similar technologies and processes, which may allow them to provide a service similar or superior to ours, which could harm our competitive position.
Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third party, it could harm our competitive position, business, financial condition, results of operations, and prospects.
Our solutions utilize open source software, and any failure to comply with the terms of one or more of these open source licenses could adversely affect our business.
Our solutions include software covered by open source licenses. The terms of various open source licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market our solutions. By the terms of certain open source licenses, we could be required to release the source code of our proprietary software, and to make our proprietary software available under open source licenses, if we combine our proprietary software with open source software in a certain manner. In the event that portions of our proprietary software are determined to be subject to an open source license, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our solutions, or otherwise be limited in the licensing of our solutions, each of which could reduce or eliminate the value of our solutions and services. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide non-infringement warranties or warranties related to the performance or suitability of the software. Many of the risks associated with usage of open source software cannot be eliminated and could adversely affect our business.
If we fail to comply with our obligations under license or technology agreements with third parties, we may be required to pay damages and we could lose license rights that are critical to our business.
We license certain intellectual property, including technologies and software from third parties, that is important to our business, and in the future we may enter into additional agreements that provide us with licenses to valuable intellectual property or technology. If we fail to comply with any of the obligations under our license agreements, we may be required to pay damages and the licensor may have the right to terminate the license. Termination by the licensor would cause us to lose valuable rights, and could prevent us from selling our solutions and services, or adversely impact our ability to commercialize future solutions and services. Our business would suffer if any current or future licenses terminate, if the licensors fail to abide by the terms of the license, if the licensors fail to enforce licensed patents against infringing third parties, if the licensed intellectual property are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms. In addition, our rights to certain technologies are licensed to us on a non-exclusive basis. The owners of these non-exclusively licensed technologies are therefore free to license them to third parties, including our competitors, on terms that may be superior to those offered to us, which could place us at a competitive disadvantage. Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights. In addition, the agreements under which we license intellectual property or technology from third parties are generally complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement. Any of the foregoing could harm our competitive position, business, financial condition, results of operations, and prospects.
If we cannot license rights to use technologies on reasonable terms, we may not be able to commercialize new solutions or services in the future.
In the future, we may identify additional third-party intellectual property we may need to license in order to engage in our business, including to develop or commercialize new solutions or services. However, such licenses may not be available on acceptable terms or at all. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources, and greater development or commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. Even if such licenses are available, we may be required to pay the licensor substantial royalties based on sales of our solutions and services. Such royalties are a component of the cost of our solutions or services and may affect the margins on our solutions and services. In addition, such licenses may be non-exclusive, which could give our competitors access to the same intellectual property licensed to us. If we are unable to enter into the necessary licenses on acceptable terms or at all, if any necessary licenses are subsequently terminated, if our licensors fail to abide by the terms of the licenses, if our licensors fail to prevent infringement by third parties, or if the licensed intellectual property rights are found to be invalid or unenforceable, our business, financial condition, results of operations, and prospects could be affected. If licenses to third-party intellectual property rights are, or become required for us, to engage in our business, the rights may be non-exclusive, which could give our competitors access to the same technology or intellectual property rights licensed to us. Moreover, we could encounter delays and other obstacles in our attempt to develop alternatives. Defense of any lawsuit or failure to obtain any of these licenses on favorable terms could prevent us from commercializing solutions and services, which could harm our competitive position, business, financial condition, results of operations, and prospects.
We rely on third-party platforms, such as the Apple App Store and Google Play App Store, to distribute our platform and offerings.
Our apps are accessed and operate through third-party platforms or marketplaces, including the Apple App Store and Google Play App Store, which also serve as significant online distribution platforms for our apps. As a result, the expansion and prospects of our business and our apps depend on our continued relationships with these providers and any other emerging platform providers that are widely adopted by consumers. We are subject to the standard terms and conditions that these providers have for application developers, which govern the content, promotion, distribution, and operation of apps on their platforms or marketplaces, and which the providers can change unilaterally on short or no notice. Our business would be harmed if the providers discontinue or limit our access to their platforms or marketplaces; the platforms or marketplaces decline in popularity; the platforms modify their algorithms, communication channels available to developers, respective terms of service or other policies, including fees; the providers adopt changes or updates to their technology that impede integration with other software systems or otherwise require us to modify our technology or update our apps in order to ensure that consumers can continue to access and use our platform.
If alternative providers increase in popularity, we could be adversely impacted if we fail to create compatible versions of our apps in a timely manner, or if we fail to establish a relationship with such alternative providers. Likewise, if our current providers alter their operating platforms, we could be adversely impacted as our offerings may not be compatible with the altered platforms or may require significant and costly modifications in order to become compatible. If our providers do not perform their obligations in accordance with our platform agreements, we could be adversely impacted.
In the past, some of these platforms or marketplaces have been unavailable for short periods of time. If this or a similar event were to occur on a short- or long-term basis, or if these platforms or marketplaces otherwise experience issues that impact the ability of consumers to download or access our apps and other information, it could have a material adverse effect on our brand and reputation, as well as our business, financial condition, and operating results.
Risks Related to the Healthcare Industry
The healthcare regulatory and political framework is uncertain and evolving.
Healthcare laws and regulations are rapidly evolving and may change significantly in the future, which could adversely affect our financial condition and results of operations. On March 9, 2020, the U.S. Department of Health and Human Services, or HHS, Office of the National Coordinator for Health Information Technology, or ONC, and CMS promulgated final rules aimed at supporting seamless and secure access, exchange, and use of electronic health information, or EHI, by increasing innovation and competition by giving patients and their healthcare providers secure access to health information and new tools, allowing for more choice in care and treatment. The final rules are intended to clarify and operationalize provisions of the 21st Century Cures Act, or Cures Act, regarding interoperability and “information blocking,” and create significant new requirements for healthcare industry participants. Information blocking is defined as activity that is likely to interfere with, prevent, or materially discourage access, exchange, or use of EHI, where a health information technology developer, health information network, or health information exchange knows or should know that such practice is likely to interfere with access to, exchange, or use of EHI. The new rules create significant new requirements for healthcare industry participants, and require certain electronic health record technology to incorporate standardized application programming interfaces, or APIs, to allow individuals to securely and easily access structured EHI using smartphone applications. The ONC will also implement provisions of the Cures Act requiring that patients can electronically access all of their EHI (structured and/or unstructured) at no cost. Finally, to further support access and exchange of EHI, the final ONC rule implements the information blocking provisions of the Cures Act and identified eight “reasonable and necessary activities” as exceptions to information blocking activities, as long as specific conditions are met. Pursuant to the final rule, health IT developers will be subject to requirements such as prohibitions on participating in any action that constitutes information blocking, providing certification to the Secretary of HHS that they will not take actions that constitute information blocking, and other requirements regarding information blocking six months from when the final rule is published in the Federal Register. Certified API Developers must comply with new administrative requirements within six months of when the rule is published in the Federal Register and must provide all certified API technology within twenty-four months after publication of the rule in the Federal Register
In light of the COVID-19 public health emergency, on October 29, 2020, HHS published an interim final rule delaying the effective date of compliance with the final information blocking and Conditions and Maintenance of Certification portions of the rule beyond the enforcement discretion period that was initially announced. Pursuant to the interim final rule, health IT developers will be subject to requirements such as prohibitions on participating in any action that constitutes information blocking, providing certification to the Secretary of HHS that they will not take actions that constitute information blocking, and other requirements regarding information blocking. Certified API Developers must provide all certified API technology December 31, 2022.
The final CMS rule focuses on patients enrolled in Medicare Advantage plans, Medicaid and Children’s Health Insurance Program (CHIP) fee-for-service programs, Medicaid managed care plans, CHIP managed care entities, and qualified health plans on the federally-facilitated exchanges, and enacts measures to enable patients to have both their clinical and administrative information travel with them. Payors must make patient data dating back to January 1, 2016 available through an API.
These rules constitute a significant departure from previous regulations regarding patient data. These rules may benefit us in that certain electronic health record, or EHR, vendors will no longer be permitted to interfere with our attempts at integration, but the rules may also make it easier for other similar companies to enter the market, creating increased competition and reducing our market share. It is unclear at this time what the costs of compliance with the final rules will be, and what additional risks there may be to our business.
In addition to the implementation of the Cures Act, certain regulatory changes that have occurred in response to the COVID-19 pandemic, have created opportunities for us. For example, many states have expanded Medicare and commercial reimbursement for telehealth, in many cases at parity with brick and mortar services and with $0 co-pay. However, if states do not maintain this reimbursement parity after the pandemic, this could lower usage of our network. In addition, OCR has announced that they will not impose penalties for noncompliance with the regulatory requirements under the HIPAA Rules for covered healthcare providers in connection with good faith provision of telehealth during the COVID-19 nationwide public health emergency. However, if this enforcement discretion is rescinded and if other changes are rolled back after the pandemic, such changes could negatively impact usage on our network.
Consolidation in the healthcare industry could have a material adverse effect on our business, financial condition, and results of operations.
Many healthcare industry participants are consolidating to create larger and more integrated healthcare delivery systems with greater market power. We expect regulatory and economic conditions to result in additional consolidation in the healthcare industry in the future. As consolidation accelerates, the economies of scale of our customers’ organizations may grow. If a customer experiences sizable growth following consolidation, it may determine that it no longer needs to rely on us and may reduce its demand for our solutions and services. In addition, as healthcare providers and life sciences companies consolidate to create larger and more integrated healthcare delivery systems with greater market power, these providers may try to use their market power to negotiate fee reductions for our solutions and services. Finally, consolidation may also result in the acquisition or future development by our healthcare provider and life sciences customers of solutions and services that compete with our solutions and services. Any of these potential results of consolidation could have a material adverse effect on our business, financial condition, and results of operations.
If we or our customers fail to comply with federal and state healthcare laws, including those governing fee splitting, our business, and financial relationships, we or our customers may be subject to significant administrative, civil, and criminal penalties.
As a participant in the healthcare industry, our operations and relationships, and those of our customers, are regulated by a number of federal, state, and local governmental entities. The impact of these regulations can adversely affect us even though we may not be directly regulated by certain specific healthcare laws and regulations. We must ensure that our solutions and services can be used by our customers in a manner that complies with those laws and regulations. Inability of our customers to do so could affect the marketability of our solutions and services or our compliance with our customer contracts, or even expose us to direct liability under the theory that we had assisted our customers in a violation of healthcare laws or regulations.
For example, many states limit the scope of business relationships between business entities and medical professionals, particularly with respect to fee splitting. While many states’ fee-splitting laws only prohibit a physician from sharing medical fees with a referral source, some states have interpreted certain management agreements between business entities and physicians as unlawful fee-splitting. Statutes and regulations relating to the practice of medicine, fee-splitting, and similar issues vary widely from state to state. Because these laws are often vague, their application is frequently dependent on court rulings and attorney general opinions. Some of these requirements may apply to us even if we do not have a physical presence in the state, based solely on our agreements with providers licensed in the state. However, regulatory authorities or other parties, including our providers, may assert that we are engaged in the corporate practice of medicine or that our contractual arrangements with our provider customers constitute unlawful fee splitting. These laws generally prohibit us from exercising control over the medical judgments or decisions of physicians and non-physician healthcare providers and from engaging in certain financial arrangements, such as splitting professional fees with healthcare providers. In this event, failure to comply could lead to adverse judicial or administrative action against us and/or our provider customers, civil or criminal penalties, receipt of cease and desist orders from state regulators, loss of provider licenses, the need to make changes to the terms of engagement of our provider customers that interfere with our business and other materially adverse consequences. Further, certain laws may apply to us indirectly through our relationships with healthcare professionals. For example, certain federal and state anti-kickback and false claims laws may apply to us indirectly through our arrangements with healthcare professionals and entities.
These laws and regulations may change rapidly, and it is frequently unclear how they apply to our business. Any failure of our solutions or services to comply with these laws and regulations could result in substantial administrative, civil, or criminal liability and could, among other things, adversely affect demand for our services, force us to expend significant capital, research and development, and other resources to address the failure, invalidate all or portions of some of our contracts with our customers, require us to change or terminate some portions of our business, require us to refund portions of our revenue, cause us to be disqualified from serving customers doing business with government payors, and give our customers the right to terminate our contracts with them, any one of which could have an adverse effect on our business. Even an unsuccessful challenge by regulatory authorities of our activities could result in adverse publicity and could require a costly response from us.
Our solutions address heavily regulated functions within the life sciences industry, and failure to comply with applicable laws and regulations could lessen the demand for our solutions or subject us to significant claims and losses.
Our customers use our solutions for business activities that are subject to a complex regime of laws and regulations, including requirements regarding processing of health data (as set forth in 45 CFR Part 164 of HIPAA), and other state, local, and federal laws and regulations. Our solutions are expected to be capable of use by our customers in compliance with such laws and regulations. Our efforts to provide solutions that comply with such laws and regulations are time-consuming and costly and include validation procedures that may delay the release of new versions of our solutions. As these laws and regulations change over time, we may find it difficult to adjust our solutions to comply with such changes.
As we increase the number of solutions we offer, the complexity of adjusting our solutions to comply with legal and regulatory changes will increase. If we are unable to effectively manage this increase or if we are not able to provide solutions that can be used in compliance with applicable laws and regulations, customers may be unwilling to use our solutions and any such non-compliance could result in the termination of our customer agreements or claims arising from such agreements with our customers.
Additionally, any failure of our customers to comply with laws and regulations applicable to the functions for which our solutions are used could result in fines, penalties, or claims for substantial damages against our customers that may harm our business or reputation. If such failure were allegedly caused by our solutions or services, our customers may make a claim for damages against us, regardless of our responsibility for the failure. We may be subject to lawsuits that, even if unsuccessful, could divert our resources and our management’s attention and adversely affect our business and customer relationships, and our insurance coverage may not be sufficient to cover such claims against us.
Evolving government regulations may require increased costs or adversely affect our results of operations.
In a regulatory climate that is uncertain, our operations may be subject to direct and indirect adoption, expansion, or reinterpretation of various laws and regulations. There could be laws and regulations applicable to our business that we have not identified or that, if changed, may be costly to us, and we cannot predict all the ways in which implementation of such laws and regulations may affect us.
Further, we cannot predict the likelihood, nature, or extent of health reform initiatives that may arise from future legislation or administrative action, particularly as a result of the new Presidential administration. The introduction of new solutions may require us to comply with additional, yet undetermined, laws and regulations. In addition, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.
In the event that we must modify our operations to comply with future laws, such modifications may undermine our existing and future offerings' attractiveness to customers, and our revenue may decline and our business, financial condition, and results of operations could be adversely affected.
Risks Related to Ownership of Our Class A Common Stock
Our stock price may be volatile or may decline regardless of our operating performance, resulting in substantial losses for investors purchasing shares of our Class A common stock.
The market price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
•actual or anticipated fluctuations in our financial conditions and results of operations;
•the financial projections we may provide to the public, any changes in these projections, or our failure to meet these projections;
•failure of securities analysts to initiate or maintain coverage of our company, changes in financial estimates or ratings by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, results of operations, or capital commitments;
•changes in stock market valuations and operating performance of other healthcare and technology companies generally, or those in our industry in particular;
•price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;
•changes in our board of directors or management;
•sales of large blocks of our Class A common stock, including sales by certain affiliates of Jeff Tangney, Emergence Capital Partners II, L.P., or Emergence Capital Partners, InterWest Partners X, L.P., or InterWest Partners, and Morgenthaler Ventures IX, L.P., or Morgenthaler Ventures, or our executive officers and directors;
•lawsuits threatened or filed against us;
•anticipated or actual changes in laws, regulations, or government policies applicable to our business;
•changes in our capital structure, such as future issuances of debt or equity securities;
•short sales, hedging, and other derivative transactions involving our capital stock;
•general economic conditions in the United States.;
•“flash crashes,” “freeze flashes,” or other glitches that disrupt trading on the securities exchange on which we are listed;
•other events or factors, including those resulting from war, pandemics (including the COVID-19 pandemic), incidents of terrorism, or responses to these events; and
•the other factors described in the sections of this Quarterly Report on Form 10-Q titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”
The stock market has recently experienced extreme price and volume fluctuations. The market prices of securities of companies have experienced fluctuations that often have been unrelated or disproportionate to their results of operations. Market fluctuations could result in extreme volatility in the price of shares of our Class A common stock, which could cause a decline in the value of your investment. Price volatility may be greater if the public float and trading volume of shares of our Class A common stock is low. Furthermore, in the past, stockholders have sometimes instituted securities class action litigation against companies following periods of volatility in the market price of their securities. Any similar litigation against us could result in substantial costs, divert management’s attention and resources, and harm our business, financial condition, and results of operations.
The dual class structure of our common stock has the effect of concentrating voting control with our executive officers (including our Chief Executive Officer) and directors and their affiliates; this will limit or preclude your ability to influence corporate matters.
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including our executive officers and directors and their affiliates, together hold approximately 96.8% of the voting power of our outstanding capital stock as of June 30, 2021. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively will continue to control a substantial majority of the combined voting power of our common stock and therefore, assuming no material sales of such shares, will be able to control all matters submitted to our stockholders for approval until ten years from the date of the Final Prospectus, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders. Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning purposes. The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. If, for example, our executive officers (including our Chief Executive Officer), employees, directors and their affiliates retain a significant portion of their holdings of

Class B common stock for an extended period of time, they could, in the future, continue to control a majority of the combined voting power of our Class A common stock and Class B common stock.
Future sales and issuances of our Class A common stock or rights to purchase Class A common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause the stock price of our Class A common stock to decline.
In the future, we may sell Class A common stock, convertible securities, or other equity securities in one or more transactions at prices and in a manner we determine from time to time. We expect to issue securities to employees and directors pursuant to our equity incentive plans. If we sell common stock, convertible securities, or other equity securities in subsequent transactions, or common stock is issued pursuant to equity incentive plans, our investors may be materially diluted. New investors in such subsequent transactions could gain rights, preferences, and privileges senior to those of holders of our common stock, including our Class A common.
If a substantial number of shares become available for sale and are sold in a short period of time, the market price of our Class A common stock could decline.
If our existing stockholders sell substantial amounts of our Class A common stock in the public market in a short period of time, the market price of our Class A common stock could decrease significantly. The perception in the public market that our existing stockholders might sell shares of Class A common stock could also depress our market price. Our executive officers and directors and certain of our stockholders are subject to the lock-up agreements and the Rule 144 holding period requirements. After the lock-up periods have expired, the holding periods have elapsed and, in the case of restricted stock, the shares have vested, additional shares will be eligible for sale in the public market. The market price of shares of our Class A common stock may drop significantly when the restrictions on resale by our existing stockholders lapse. A decline in the price of shares of our Class A common stock might impede our ability to raise capital through the issuance of additional shares of our Class A common stock or other equity securities.
In addition, following the expiration of the lock-up agreements referred to above, certain stockholders will be entitled, under our investors’ rights agreement, to require us to register shares owned by them for public sale in the United States. We also expect to file a registration statement to register shares reserved for future issuance under our equity compensation plans. As a result, subject to the satisfaction of applicable exercise periods and the expiration or waiver of lock-up agreements referred to above, the shares issued upon exercise of outstanding stock options will be available for immediate resale in the United States in the open market. Sales of our Class A common stock as restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales could also cause the trading price of our Class A common stock to fall and make it more difficult for you to sell shares of our Class A common stock.
Additionally, certain of our employees, executive officers, and directors may enter into Rule 10b5-1 trading plans providing for sales of shares of our Class A common stock from time to time. Under a Rule 10b5-1 trading plan, a broker executes trades pursuant to parameters established by the employee, director, or officer when entering into the plan, without further direction from the employee, officer, or director. A Rule 10b5-1 trading plan may be amended or terminated in some circumstances. Our employees, executive officers, and directors also may buy or sell additional shares outside of a Rule 10b5-1 trading plan when they are not in possession of material, nonpublic information, subject to the expiration of the lock-up agreements and Rule 144 requirements referred to above.
If securities or industry analysts do not publish or cease publishing research or reports about our business, or they publish negative reports about our business, our share price and trading volume could decline.
The trading market for our Class A common stock depends in part on the research and reports that securities or industry analysts publish about us or our business, our market, and our competitors. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our shares or publish negative views on us or our shares, our share price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.
Delaware law and provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make a merger, tender offer, or proxy contest more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our Class A common stock.
Certain provisions in our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of our company more difficult, including the following:

•amendments to certain provisions of our amended and restated certificate of incorporation or amendments to our amended and restated bylaws generally require the approval of at least 66 2/3% of the voting power of our outstanding capital stock;
•our dual class common stock structure, which provides certain affiliates of Jeff Tangney, Emergence Capital Partners, InterWest Partners, and Morgenthaler Ventures individually or together, with the ability to significantly influence the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the shares of our outstanding Class A common stock and Class B common stock;
•our staggered board;
•at any time when the holders of our Class B common stock no longer beneficially own, in the aggregate, at least the majority of the voting power of our outstanding capital stock, our stockholders will only be able to take action at a meeting of stockholders and will not be able to take action by written consent for any matter;
•our amended and restated certificate of incorporation does not provide for cumulative voting;
•vacancies on our board of directors are able to be filled only by our board of directors and not by stockholders, subject to the rights granted pursuant to the stockholders agreement;
•a special meeting of our stockholders may only be called by the chairperson of our board of directors or our Chief Executive Officer, as applicable, or a majority of our board of directors;
•restrict the forum for certain litigation against us to Delaware or the federal courts, as applicable;
•our amended and restated certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established and shares of which may be issued without further action by our stockholders; and
•advance notice procedures apply for stockholders (other than the parties to our stockholders agreement) to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.
Moreover, Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control of our company. Section 203 imposes certain restrictions on mergers, business combinations and other transactions between us and holders of 15% or more of our common stock.
These provisions, alone or together, could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and to cause us to take other corporate actions they desire, any of which, under certain circumstances, could limit the opportunity for our stockholders to receive a premium for their shares of our Class A common stock, and could also affect the price that some investors are willing to pay for our Class A common stock.
Our amended and restated bylaws designate specific state or federal courts located as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit stockholders’ ability to obtain a favorable judicial forum for disputes with us.
Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the Court of Chancery of the State of Delaware is the sole and exclusive forum for any state law claims for:
•any derivative action or proceeding brought on our behalf;
•any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders;
•any action asserting a claim arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws; or
•any action asserting a claim that is governed by the internal affairs doctrine, or the Delaware Forum Provision.
The Delaware Forum Provision does not apply to any causes of action arising under the Securities Act, or the Exchange Act. Further, our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or the Federal Forum Provision. In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the Delaware Forum Provision and the Federal Forum Provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder.
The Delaware Forum Provision and the Federal Forum Provision in our amended and restated bylaws may impose additional litigation costs on stockholders in pursuing any such claims. Additionally, these forum selection clauses may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage the filing of lawsuits against us and our directors, officers and employees, even though an action, if successful, might benefit our stockholders. In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our Federal Forum Provision. If the Federal Forum Provision is found to be unenforceable, we may incur additional costs associated with resolving such matters. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid. The Court of Chancery of the State of Delaware and the federal district courts of the United States may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.
We do not intend to pay dividends for the foreseeable future.
We currently intend to retain any future earnings to finance the operation and expansion of our business and we do not expect to declare or pay any dividends in the foreseeable future. In addition, Delaware law may impose requirements that may restrict our ability to pay dividends to holders of our common stock. As a result, stockholders must rely on sales of their Class A common stock after price appreciation as the only way to realize any future gains on their investment.
We could be subject to securities class action litigation.
In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could have a material adverse effect on our business, financial condition or results of operations.
General Risk Factors
We may incur significant additional costs and expenses, including costs and expenses associated with obligations relating to being a public company, which will require significant resources and management attention and may divert focus from our business operations, and we may generate losses in the future.
We incur significant expenses in developing our technology, marketing and providing the tools and solutions we offer, and acquiring customers. Our costs may increase due to our continued new product development and general administrative expenses, such as legal and accounting expenses related to becoming and being a public company. As a public company, we will incur significant legal, accounting, insurance, and other expenses. Compliance with these reporting requirements and other rules of the SEC and the rules of the New York Stock Exchange will increase our legal and financial compliance costs and make some activities more time-consuming and costly. Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert management’s attention from implementing our growth strategy, which could prevent us from successfully implementing our strategic initiatives and improving our business, operating results, financial condition, and prospects. If we fail to manage these additional costs or increase our revenue, we may incur losses in the future.
We are an “emerging growth company” and our compliance with the reduced reporting and disclosure requirements applicable to “emerging growth companies” may make our Class A common stock less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act, and we have elected to take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” These provisions include, but are not limited to: being permitted to have only two years of audited financial statements and only two years of related management’s discussion and analysis of financial condition and results of operations disclosures; being exempt from compliance with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act; being subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and not being required to hold nonbinding advisory votes on executive compensation or on any golden parachute payments not previously approved.
In addition, while we are an “emerging growth company,” we will not be required to comply with any new financial accounting standard until such standard is generally applicable to private companies. As a result, our financial statements may not be comparable to companies that are not “emerging growth companies” or elect not to avail themselves of this provision.
We may remain an “emerging growth company” until as late as March 31, 2027, the fiscal year-end following the fifth anniversary of the completion of our initial public offering, though we may cease to be an “emerging growth company” earlier under certain circumstances, including if (i) we have more than $1.07 billion in annual revenue in any fiscal year, (ii) we become a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates as of the end of the second quarter of that fiscal year, or (iii) we issue more than $1.0 billion of non-convertible debt over a three-year period.
The exact implications of the JOBS Act are still subject to interpretations and guidance by the SEC and other regulatory agencies, and we cannot assure you that we will be able to take advantage of all of the benefits of the JOBS Act. In addition, investors may find our Class A common stock less attractive to the extent we rely on the exemptions and relief granted by the JOBS Act. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may decline or become more volatile.
If we are unable to implement and maintain effective internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports.
As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. We will be required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act at the time of our second annual report on Form 10-K. However, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an “emerging growth company” as defined in the JOBS Act. Accordingly, you will not be able to depend on any attestation concerning our internal control over financial reporting from our independent registered public accounting firm for the foreseeable future.
The process of designing and implementing internal controls over financial reporting is time consuming, costly, and complicated. If during the evaluation and testing process, we identify one or more material weaknesses in our internal control over financial reporting or determine that existing material weaknesses have not been remediated, our management will be unable to assert that our internal control over financial reporting is effective. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal controls or the level at which our internal controls are documented, designed, implemented, or reviewed. If we are unable to assert that our internal control over financial reporting is effective, or when required in the future, if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the valuation of our common stock could be adversely affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
The following sets forth information regarding all securities sold during the three months ended June 30, 2021 that were not registered under the Securities Act.
2010 Plan-Related Issuances
From April 1, 2021 to June 24, 2021 (the date of the filing of our registration statement on Form S-8, File No. 333-257332), we have sold the following securities without registration under the Securities Act:
•We granted our employees, consultants, and other service providers options to purchase an aggregate of 1,966,000 shares of Class B common stock under the 2010 Plan, at an exercise price of $12.56 per share.
•We issued and sold to our employees, consultants, and other service providers an aggregate of 2,791,634 shares of Class B common stock upon the exercise of options under the 2010 Plan, at exercise prices ranging from $0.07 to

$12.56 per share, for a weighted-average exercise price of $0.75 and aggregate consideration of approximately $2,086,872.
Non-Plan Issuances
For the three months ended June 30, 2021, we have sold the following securities without registration under the Securities Act:
•We issued and sold to our employees, consultants, and other service providers an aggregate of 10,000 shares of Class B common stock upon the exercise of options outside of the Plan, at an exercise price of $0.97 per share and aggregate consideration of approximately $9,700.
Warrant Issuances
•On June 14, 2021, we issued U.S. News & World Report, L.P. a warrant to purchase up to 1,200,000 shares of Class A common stock at an exercise price of $12.56 per share.
None of the foregoing transactions involved any underwriters, underwriting discounts, or commissions, or any public offering. We believe the offers, sales, and issuances of the above securities were exempt from registration under the Securities Act (or Regulation D or Regulation S promulgated thereunder) by virtue of Section 4(a)(2) of the Securities Act because the issuance of securities to the recipients did not involve a public offering, or in reliance on Rule 701 because the transactions were pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.
Use of Proceeds
On June 28, 2021, we closed our IPO of 22,505,750 shares of our Class A common stock sold by us, including 3,495,000 shares pursuant to the exercise of the underwriters’ option to purchase additional shares of our Class A common stock, and 4,289,250 shares of Class A common stock sold by an existing stockholder, at an offering price of $26.00 per share, resulting in proceeds to us of $548.5 million after deducting underwriting discounts and commissions as well as deferred offering costs. All of the shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-256584), which was declared effective by the SEC on June 23, 2021. Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Piper Sandler & Co., William Blair & Company, L.L.C., Canaccord Genuity LLC, Needham & Company, LLC, Raymond James & Associates, Inc., and SVB Leerink LLC acted as underwriters for the offering. We incurred offering expenses of approximately $5.5 million. No payments for such expenses were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities, or to our affiliates. Upon completion of the sale of the shares of our Class A common stock referenced in the preceding sentences, the IPO terminated. There has been no material change in the planned use of proceeds from our IPO from those disclosed in the Final Prospectus.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

ITEM 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	S-1/A	333-256584	3.2	June 15, 2021

3.2	Form of Amended and Restated Certificate of Incorporation of the Registrant to be in effect immediately prior to the completion of this offering.	S-1/A	333-256584	3.4	June 15, 2021

4.1	Form of Class A common stock certificate of the Registrant.	S-1	333-256584	4.1	May 28, 2021

4.2	Warrant to Purchase Shares of Class A Common Stock issued to U.S. News & World Report, L.P., dated June 14, 2021.	Filed herewith

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-256584	10.1	June 15, 2021

10.2#	2010 Equity Incentive Plan, as amended, and forms of agreements thereunder.	S-1/A	333-256584	10.2	June 15, 2021

10.3#	2021 Stock Option and Incentive Plan, and forms of agreements thereunder.	S-1/A	333-256584	10.3	June 15, 2021

10.4#	2021 Employee Stock Purchase Plan.	S-1/A	333-256584	10.4	June 15, 2021

10.5#	Senior Executive Cash Incentive Bonus Plan.	S-1/A	333-256584	10.5	June 15, 2021

10.6#	Non-Employee Director Compensation Policy.	S-1/A	333-256584	10.6	June 15, 2021

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith
__________________
* The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
# Indicates management contract or compensatory plan, contract or agreement.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 12, 2021.

DOXIMITY, INC.

By:	/s/ Jeffrey Tangney
Jeffrey Tangney Chief Executive Officer (Principal Executive Officer)

By:	/s/ Anna Bryson/
Anna Bryson Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)