Form 10-Q
period 2021-09-30
Doximity, Inc.
filed 2021-11-10
CIK 1516513

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
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-40508
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The registrant had outstanding 61,632,198 shares of Class A common stock and 125,878,922 shares of Class B common stock as of November 8, 2021.

	Part I. Financial Information	Page
Item 1.	Condensed Consolidated Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets as of September 30, 2021 and March 31, 2021	1
	Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2021 and 2020	2
	Condensed Consolidated Statements of Comprehensive Income for the three and six months ended September 30, 2021 and 2020	3
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity for the three and six months ended September 30, 2021 and 2020	4
	Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2021 and 2020	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	35
Item 4.	Controls and Procedures	35
	Part II. Other Information
Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	67
Item 3.	Defaults Upon Senior Securities	68
Item 4.	Mine Safety Disclosures	69
Item 5.	Other Information	69
Item 6.	Exhibits	70
	Signatures	72

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

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
DOXIMITY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	September 30, 2021	March 31, 2021
Assets
Current assets:
Cash and cash equivalents	$79,521	$66,393
Marketable securities	663,140	76,141
Accounts receivable, net of allowance for doubtful accounts of $1,127 and $955 at September 30, 2021 and March 31, 2021, respectively	55,681	50,319
Prepaid expenses and other current assets	28,159	10,692
Deferred contract costs, current	3,107	5,856
Total current assets	829,608	209,401
Property and equipment, net	8,004	7,598
Deferred income tax assets	2,112	2,112
Operating lease right-of-use assets	770	1,339
Intangible assets, net	9,067	9,596
Goodwill	18,915	18,915
Other assets	779	2,758
Total assets	$869,255	$251,719
Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Equity
Current liabilities:
Accounts payable	$781	$1,515
Accrued expenses	15,664	16,285
Deferred revenue, current	78,681	83,272
Operating lease liabilities, current	498	970
Total current liabilities	95,624	102,042
Deferred revenue, non-current	49	220
Operating lease liabilities, non-current	118	284
Other liabilities, non-current	904	972
Total liabilities	96,695	103,518
Commitments and contingencies (Note 11)
Redeemable Convertible Preferred Stock
Redeemable convertible preferred stock, $0.001 par value; zero and 76,350 shares authorized as of September 30, 2021 and March 31, 2021, respectively; zero and 76,287 shares issued and outstanding as of September 30, 2021 and March 31, 2021, respectively; liquidation preference of zero and $81,672 as of September 30, 2021 and March 31, 2021, respectively	—	81,458
Stockholders' Equity
Preferred stock, $0.001 par value; 100,000 and zero shares authorized as of September 30, 2021 and March 31, 2021, respectively; zero shares issued and outstanding as of September 30, 2021 and March 31, 2021, respectively	—	—
Class A and Class B common stock, $0.001 par value; 1,500,000 and 198,000 shares authorized as of September 30, 2021 and March 31, 2021, respectively; 186,971 and 82,910 shares issued and outstanding as of September 30, 2021 and March 31, 2021, respectively	187	83
Additional paid-in capital	674,414	30,357
Accumulated other comprehensive loss	(775)	(21)
Retained earnings	98,734	36,324
Total stockholders' equity	772,560	66,743
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$869,255	$251,719
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOXIMITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Revenue	$79,350	$45,113	$152,019	$81,501
Cost of revenue	8,951	7,456	16,937	15,331
Gross profit	70,399	37,657	135,082	66,170
Operating expenses:
Research and development	15,460	9,866	28,701	19,909
Sales and marketing	21,161	14,145	40,532	27,430
General and administrative	8,827	3,209	16,023	6,311
Total operating expenses	45,448	27,220	85,256	53,650
Income from operations	24,951	10,437	49,826	12,520
Interest income	440	73	516	210
Other expense, net	(20)	(93)	(51)	(383)
Income before income taxes	25,371	10,417	50,291	12,347
Provision for (benefit from) income taxes	(10,717)	380	(12,119)	851
Net income	$36,088	$10,037	$62,410	$11,496
Undistributed earnings attributable to participating securities	—	(8,354)	(18,326)	(9,122)
Net income attributable to Class A and Class B common stockholders, basic and diluted	$36,088	$1,683	$44,084	$2,374
Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.19	$0.02	$0.32	$0.03
Diluted	$0.17	$0.02	$0.27	$0.03
Weighted-average shares used in computing net income per share attributable to Class A and Class B common stockholders:
Basic	186,171	70,591	137,154	69,988
Diluted	216,672	91,830	166,066	88,498
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOXIMITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Net income	$36,088	$10,037	$62,410	$11,496
Other comprehensive loss
Change in unrealized loss on available-for-sale-securities, net of tax of $0	(706)	—	(754)	—
Total other comprehensive loss	(706)	—	(754)	—
Comprehensive income	$35,382	$10,037	$61,656	$11,496
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOXIMITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended September 30, 2021
	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of June 30, 2021	—	$—	185,207	$185	$665,690	$(69)	$62,646	$728,452
Stock-based compensation	—	—	—	—	6,740	—	—	6,740
Exercise of stock options	—	—	1,761	2	2,028	—	—	2,030
Vesting of restricted stock units	—	—	3	—	—	—	—	—
Tax withholding on shares under stock-based compensation awards	—	—	—	—	(56)	—	—	(56)
Vesting of common stock warrants	—	—	—	—	12	—	—	12
Other comprehensive loss	—	—	—	—	—	(706)	—	(706)
Net income	—	—	—	—	—	—	36,088	36,088
Balance as of September 30, 2021	—	$—	186,971	$187	$674,414	$(775)	$98,734	$772,560

	Three Months Ended September 30, 2020
	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of June 30, 2020	76,287	$81,458	69,760	$69	$17,318	$—	$(12,427)	$4,960
Stock-based compensation	—	—	—	—	1,232	—	—	1,232
Exercise of stock options	—	—	7,430	7	3,045	—	—	3,052
Vesting of common stock warrants	—	—	—	—	44	—	—	44
Net income	—	—	—	—	—	—	10,037	10,037
Balance as of September 30, 2020	76,287	$81,458	77,190	$76	$21,639	$—	$(2,390)	$19,325
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOXIMITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Six Months Ended September 30, 2021
	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of March 31, 2021	76,287	$81,458	82,910	$83	$30,357	$(21)	$36,324	$66,743
Stock-based compensation	—	—	—	—	11,916	—	—	11,916
Exercise of stock options	—	—	5,446	6	5,059	—	—	5,065
Vesting of restricted stock units	—	—	3	—	—	—	—	—
Tax withholding on shares under stock-based compensation awards	—	—	—	—	(56)	—	—	(56)
Repurchase and retirement of common stock	—	—	(181)	—	(2,698)	—	—	(2,698)
Vesting of common stock warrants	—	—	—	—	24	—	—	24
Other comprehensive loss	—	—	—	—	—	(754)	—	(754)
Conversion of redeemable convertible preferred stock upon initial public offering	(76,287)	(81,458)	76,287	76	81,382	—	—	81,458
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and deferred offering costs	—	—	22,506	22	548,430	—	—	548,452
Net income	—	—	—	—	—	—	62,410	62,410
Balance as of September 30, 2021	—	$—	186,971	$187	$674,414	$(775)	$98,734	$772,560

	Six Months Ended September 30, 2020
	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of March 31, 2020	76,287	$81,458	68,566	$68	$14,954	$—	$(13,886)	$1,136
Stock-based compensation	—	—	—	—	2,256	—	—	2,256
Exercise of stock options	—	—	7,912	7	3,267	—	—	3,274
Issuance of common stock in exchange for services	—	—	22	—	34	—	—	34
Vesting of common stock warrants	—	—	—	—	67	—	—	67
Issuance of common stock in connection with an acquisition	—	—	690	1	1,061	—	—	1,062
Net income	—	—	—	—	—	—	11,496	11,496
Balance as of September 30, 2020	76,287	$81,458	77,190	$76	$21,639	$—	$(2,390)	$19,325
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOXIMITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net income	$62,410	$11,496
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,311	1,696
Deferred income taxes	—	623
Stock-based compensation, net of amounts capitalized	11,799	2,162
Other	(70)	105
Non-cash lease expense	569	1,294
Bad debt expense	195	4
Amortization of premium on marketable securities, net	1,561	14
Amortization of prepaid partner fees	799	—
Amortization of deferred contract costs	5,656	3,140
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(5,556)	(14,890)
Prepaid expenses and other assets	(18,191)	763
Deferred contract costs	(2,975)	(2,755)
Accounts payable	(292)	(275)
Accrued expenses	(419)	(643)
Deferred revenue	(4,763)	18,543
Operating lease liabilities	(638)	(1,310)
Other liabilities	(69)	1,494
Net cash provided by operating activities	52,327	21,461
Cash flows from investing activities
Purchases of property and equipment	(241)	(92)
Capitalized internal-use software	(1,671)	(2,530)
Purchases of marketable securities	(1,156,143)	—
Maturities of marketable securities	35,551	34,000
Sales of marketable securities	531,076	—
Cash paid for acquisition, net of cash acquired	—	(31,634)
Other	—	(25)
Net cash used in investing activities	(591,428)	(281)
Cash flows from financing activities
Proceeds from issuance of common stock upon initial public offering after deducting underwriting discounts and commissions	553,905	—
Payments of deferred offering costs	(3,982)	—
Proceeds from issuance of common stock upon exercise of stock options	5,060	1,347
Taxes paid related to net share settlement of equity awards	(56)	—
Repurchase of common stock	(2,698)	—
Net cash provided by financing activities	552,229	1,347
Net increase in cash and cash equivalents	13,128	22,527
Cash and cash equivalents, beginning of period	66,393	48,430
Cash and cash equivalents, end of period	$79,521	$70,957
Supplemental disclosures of cash flow information
Cash paid for taxes	$180	$2,238
Non-cash financing and investing activities
Conversion of redeemable convertible preferred stock to common stock	$81,458	$—
Common stock issued in exchange for services	$—	$34
Common stock issued in acquisition	$—	$1,062
Capitalized stock-based compensation for internal-use software development costs	$141	$94
Property and equipment included in accounts payable and accrued expenses	$134	$—
Receivable from exercise of stock options included in prepaid expenses and other current assets	$5	$1,979
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
Initial Public Offering
In June 2021, the Company completed its initial public offering (“IPO”), in which the Company issued and sold 22,505,750 shares of its Class A common stock at $26.00 per share, including 3,495,000 shares issued upon the exercise of the underwriters’ option to purchase additional shares. The Company received proceeds of $548.5 million after deducting underwriting discounts and commissions as well as deferred offering costs. In connection with the IPO, all 76,286,618 shares of the Company’s outstanding redeemable convertible preferred stock automatically converted into an equivalent number of shares of Class B common stock on a one-to-one basis.
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
The accompanying condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiary. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of Doximity’s financial position, results of operations, stockholders’ equity, and cash flows. The results of operations for the three and six months ended September 30, 2021, shown in this report are not necessarily indicative of the results to be expected for the full year ending March 31, 2022. We reclassified certain prior year amounts, as applicable, to conform to the current year presentation.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Fiscal Year
The Company’s fiscal year ends on March 31st. Unless otherwise noted, all references to a particular year shall mean the Company’s fiscal year.
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

	Revenue				Accounts Receivable, Net
	Three Months Ended September 30,		Six Months Ended September 30,		September 30, 2021	March 31, 2021
	2021	2020	2021	2020
Customer A	*	10%	10%	*	*	25%
Customer B	*	10%	*	*	*	*
Stock-Based Compensation
The Company measures and recognizes compensation expense for all stock-based awards, including stock options with service-based, performance-based and market-based vesting conditions, restricted stock units (“RSUs”), and performance-based restricted stock units (“PSUs”) granted to employees, directors, and non-employees based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures. For awards that vest based on continued service, stock-based compensation is recognized on a straight-line basis over the requisite service period. For awards with performance-based vesting conditions, stock-based compensation expense is recognized using an accelerated attribution method from the time it is deemed probable that the vesting condition will be met through the time the service-based vesting condition has been achieved. The Company reassesses the probability of achieving the performance condition at each reporting date. For awards with market-based vesting conditions, stock-based compensation expense is recognized on a graded vesting basis over the requisite service period, even if the market condition is not satisfied.
The grant-date fair value of warrants and stock options with service-based or performance-based vesting conditions is estimated using the Black-Scholes pricing model. The grant-date fair value of market-based options is estimated using the Monte Carlo simulation model. The determination of the grant-date fair value using an option-pricing model is affected by the estimated fair value of the Company’s common stock as well as assumptions regarding a number of other complex and subjective variables. These variables include expected stock price volatility over the expected term of the award, actual and projected employee stock option exercise behaviors, the risk-free interest rate for the expected term of the award, and expected dividends. The fair value of each RSU and PSU is based on the fair value of the Company’s common stock on the date of grant. Forfeitures are estimated based upon the Company’s historical experience and the Company revises its estimates, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.
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
3. Revenue Recognition

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
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

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Marketing Solutions customers may also purchase integrated subscriptions for a fixed subscription fee that are not tied to a single module but allow customers to utilize any combination of modules during the subscription period subject to limits on the total number of modules active at any given time and members targeted. These represent stand-ready obligations in that the delivery of the underlying sponsored content is within the control of the customer and the extent of use in any given period does not diminish the remaining services.
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

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Revenue Disaggregation
Revenue consisted of the following (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Subscription	$74,069	$41,085	$142,444	$74,107
Other	5,281	4,028	9,575	7,394
Total revenue	$79,350	$45,113	$152,019	$81,501
Other revenue consists of fees earned from the temporary staffing and permanent placement of healthcare professionals.
Contract Balances
Timing of revenue recognition may differ from the timing of invoicing to customers. A majority of customers are invoiced throughout the contract while others are billed upfront. The Company’s contracts do not contain significant financing components.
The Company records unbilled revenue when revenue is recognized in amounts for which it is contractually entitled but exceeds the amounts the Company has a right to bill as of the end of the period. The Company records unbilled revenue on the consolidated balance sheets within prepaid expenses and other current assets. The Company’s unbilled revenue balances were $1.9 million and $0.7 million as of September 30, 2021 and March 31, 2021, respectively.
Deferred revenue consists of non-cancelable customer billings or payments received in advance of revenue recognition. Deferred revenue balances are generally expected to be recognized within 12 months.
Revenue recognized for the three months ended September 30, 2021 and 2020 from amounts included in deferred revenue as of the beginning of the period was $53.0 million and $31.6 million, respectively. Revenue recognized for the six months ended September 30, 2021 and 2020 from amounts included in deferred revenue as of as of the beginning of the period was $70.6 million and $35.1 million, respectively.
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
The Company capitalized $1.5 million and $3.0 million of contract acquisition costs for the three and six months ended September 30, 2021, respectively, and $1.3 million and $2.8 million of contract acquisition costs for the three and six months ended September 30, 2020, respectively. Amortization of deferred contract costs was $2.5 million and $5.7 million for the three and six months ended September 30, 2021, respectively, and $1.6 million and $3.1 million for the three and six months ended September 30, 2020, respectively. Amounts expected to be recognized within one year of the balance sheet date are recorded as deferred contract costs, current, and the remaining portion is recorded as deferred contract costs, non-current, on the condensed consolidated balance sheets. Deferred contract costs are periodically analyzed for impairment. There were no impairment losses relating to deferred contract costs during the three and six months ended September 30, 2021 and 2020.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
4.  Investments
The cost, gross unrealized gains and losses, and fair value of investments as of September 30, 2021 are as follows (in thousands):

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$15,105	$—	$—	$15,105
Total cash equivalents	15,105	—	—	15,105
Marketable securities:
Asset-backed securities	5,708	1	(5)	5,704
Certificates of deposit	230	—	—	230
Commercial paper	499	9	(1)	507
Corporate notes and bonds	26,671	5	(32)	26,644
Sovereign bonds	8,780	—	(15)	8,765
U.S. government and agency securities	622,027	10	(747)	621,290
Total marketable securities	663,915	25	(800)	663,140
Total cash equivalents and marketable securities	$679,020	$25	$(800)	$678,245
As of September 30, 2021, the contractual maturities of the Company’s available-for-sale debt securities were as follows (in thousands):

Fair Value
Due within one year	$36,213
Due in one year to three years	642,032
Total	$678,245
The cost, gross unrealized gains and losses, and fair value of investments as of March 31, 2021 were as follows (in thousands):

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Commercial paper	$2,290	$—	$—	$2,290
Corporate notes and bonds	3,517	—	(1)	3,516
Money market funds	9,838	—	—	9,838
Certificates of deposit	1,301	—	—	1,301
Total cash equivalents	16,946	—	(1)	16,945
Marketable securities:
Asset-backed securities	3,264	—	(1)	3,263
Certificates of deposit	4,867	1	—	4,868
Commercial paper	16,411	1	—	16,412
Corporate notes and bonds	46,662	3	(24)	46,641
Sovereign bonds	1,100	—	(1)	1,099
U.S. government and agency securities	3,857	1	—	3,858
Total marketable securities	76,161	6	(26)	76,141
Total cash equivalents and marketable securities	$93,107	$6	$(27)	$93,086

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
As of March 31, 2021, the contractual maturities of the Company’s available-for-sale debt securities were as follows (in thousands):

Fair Value
Due within one year	$72,307
Due in one year to three years	20,779
Total	$93,086
As of September 30, 2021 and March 31, 2021, the Company has recognized accrued interest of $1.5 million and $0.3 million, respectively, which is included in prepaid expenses and other current assets in the condensed consolidated balance sheets.
The unrealized losses associated with the Company’s debt securities were not material for the three and six months ended September 30, 2021 and 2020. The Company did not recognize any credit losses related to the Company’s debt securities during the three and six months ended September 30, 2021 and 2020.
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
The following tables present the fair value hierarchy for the Company’s assets measured at fair value on a recurring basis (in thousands):

	As of September 30, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$15,105	$—	$—	$15,105
Total cash equivalents	15,105	—	—	15,105
Marketable securities:
Asset-backed securities	—	5,704	—	5,704
Certificates of deposit	—	230	—	230
Commercial paper	—	507	—	507
Corporate notes and bonds	—	26,644	—	26,644
Sovereign bonds	—	8,765	—	8,765
U.S. government and agency securities	619,794	1,496	—	621,290
Total marketable securities	619,794	43,346	—	663,140
Total cash equivalents and marketable securities	$634,899	$43,346	$—	$678,245

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
During the six months ended September 30, 2021 and 2020, the Company had no transfers between levels of the fair value hierarchy.
Fair Value Measurements of Other Financial Instruments
The carrying values of accounts receivable, accounts payable and accrued expenses approximate fair value due to their relatively short maturities.
6.  Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2021	March 31, 2021
Furniture and fixtures	$315	$299
Computers	773	704
Leasehold improvements	833	549
Capitalized internal-use software	12,646	10,908
Total property and equipment	14,567	12,460
Less: accumulated depreciation and amortization	(6,563)	(4,862)
Total property and equipment, net	$8,004	$7,598
Depreciation and amortization expense on property and equipment for the three and six months ended September 30, 2021 was $0.8 million and $1.7 million, respectively. Included in these amounts was amortization expense for capitalized internal-use software costs of $0.8 million and $1.6 million for the three and six months ended September 30, 2021, respectively. Depreciation and amortization expense on property and equipment for the three and six months ended September 30, 2020 was $0.6 million and $1.1 million, respectively. Included in these amounts was amortization expense for capitalized internal-use software costs of $0.6 million and $1.0 million for the three and six months ended September 30, 2020, respectively. The amortization of the capitalized internal-use software costs is included in cost of revenue in the condensed consolidated statements of operations.
During the three and six months ended September 30, 2021, the Company capitalized $1.0 million and $1.8 million, respectively, and during the three and six months ended September 30, 2020 capitalized $1.4 million and $2.6 million, respectively, of internal-use software costs, which are included in property and equipment, net in the condensed consolidated balance sheets.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
7.  Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	September 30, 2021	March 31, 2021
Accrued commissions	$3,255	$5,864
Accrued payroll, bonus, and related expenses	6,780	5,006
Rebate liabilities	1,509	1,458
Other accrued expenses	4,120	3,957
Total accrued expenses	$15,664	$16,285
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
Intangible assets acquired are comprised of customer relationships with an estimated useful life of 10 years. The fair value assigned to the customer relationship was determined primarily using the multiple period excess earnings method cost approach, which estimates the direct cash flows expected to be generated from the existing customers acquired. The results of operations of this business combination have been included in the Company’s condensed consolidated financial statements from the acquisition date.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Intangible Assets
Intangible assets, net consisted of the following (in thousands):

	September 30, 2021	March 31, 2021
Customer relationships	$10,280	$10,280
Domain names	436	436
Total intangible assets	10,716	10,716
Less: accumulated amortization	(1,649)	(1,120)
Total intangible assets, net	$9,067	$9,596
Amortization expense for intangible assets was $0.3 million and $0.6 million for the three and six months ended September 30, 2021, respectively. Amortization expense for intangible assets was $0.3 million and $0.6 million for the three and six months ended September 30, 2020, respectively.
As of September 30, 2021, future amortization expense is as follows (in thousands):

Year Ending March 31,	Amount
Remainder of 2022	$529
2023	1,059
2024	1,059
2025	1,059
2026	1,059
2027	1,056
Thereafter	3,246
Total future amortization expense	$9,067
Goodwill
As of September 30, 2021 and March 31, 2021, goodwill was $18.9 million. No goodwill impairment charges were recorded for each of the three and six months ended September 30, 2021 and 2020.
9.  Redeemable Convertible Preferred Stock
As of March 31, 2021, there were 76,286,618 shares of redeemable convertible preferred stock issued and outstanding. Upon completion of the IPO in June 2021, all shares of the Company’s redeemable convertible preferred stock outstanding, totaling 76,286,618, were automatically converted into an equivalent number of shares of Class B common stock on a one-to-one basis. The carrying value of redeemable convertible preferred stock of $81.5 million was reclassified into stockholders’ equity. As of September 30, 2021, there were no shares of redeemable convertible preferred stock issued and outstanding.
10.  Equity
Preferred Stock
In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 100,000,000 shares of undesignated preferred stock with a par value of $0.001 per share with rights and preferences, including voting rights, designated from time to time by the Board of Directors. As of September 30, 2021, there were no shares of preferred stock issued and outstanding.
Common Stock and Creation of Dual-Class Structure
On June 8, 2021, the Company’s Board of Directors and stockholders approved an amendment to the Company’s amended and restated certificate of incorporation effecting a 2-for-1 forward split of the Company’s issued and outstanding stock, including outstanding stock-based instruments and redeemable convertible preferred stock. The par value of the common and

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
redeemable convertible preferred stock was not adjusted as a result of the stock split. As such, the Company reclassified amounts from additional paid-in capital to common stock. All issued and outstanding shares of common stock, stock-based instruments, redeemable convertible preferred stock, and per-share amounts included in the accompanying condensed consolidated financial statements have been adjusted to reflect this stock split for all periods presented.
The Company has two classes of common stock authorized: Class A common stock and Class B common stock, and are collectively referred to as common stock throughout the notes to the condensed consolidated financial statements, unless otherwise noted. On June 8, 2021, the Company’s Board of Directors and stockholders approved an amendment to the Company’s amended and restated certificate of incorporation which authorized 1,000,000,000 shares of Class A common stock with par value of $0.001 and one vote per share, and 500,000,000 shares of Class B common Stock with par value of $0.001 and ten votes per share. The holders of common stock are entitled to receive dividends as may be declared by the board of directors. Each of the Company’s 85,523,836 shares of existing common stock outstanding was reclassified into Class B common stock. Each outstanding share of Class B common stock may be converted at any time at the option of the holder into one share of Class A common stock. As of September 30, 2021, there were 53,249,705 shares of Class A common stock, and 133,721,051 shares of Class B common stock outstanding.
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
On June 14, 2021, the Company issued a warrant (the “U.S. News Warrant”) to U.S. News to purchase 1,200,000 shares of Class A common stock with an exercise price of $12.56 per share, contingent on the execution of a commercial agreement with the U.S. News (the “Commercial Agreement”) prior to September 10, 2021. The U.S. News Warrant will vest on a monthly basis over 6 years, with the first tranche vesting on May 1, 2022. On September 3, 2021, the deadline to execute the Commercial Agreement was amended to October 10, 2021.
On October 8, 2021, the Company signed an amended agreement to revise and extend the existing partnership with the U.S. News (See Note 15, Subsequent Events, for further details). The U.S. News Warrant was concurrently amended to remove the contingency related to the execution of the Commercial Agreement and the number of shares of Class A common stock issuable upon exercise of the U.S. News Warrant was revised from 1,200,000 shares to 516,000 shares. Other terms of the U.S. News Warrant remained the same. The fair value of the U.S. News Warrant is estimated to be approximately $35 million, which will be recognized as an expense on a straight-line basis over its vesting term.
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
In June 2021, the Company’s Board of Directors approved the adoption of the 2021 Stock Option and Incentive Plan (the “2021 Plan”), which became effective upon the Company’s initial public offering. The 2021 Plan provides for the granting of incentive stock options, nonstatutory stock options, restricted stock units, and restricted stock awards to employees, non-employee directors, and consultants of the Company. Any shares of Class B common stock that would have otherwise returned to the Company’s 2010 Plan as a result of forfeiture, expiration, cancellation, termination or net issuances of awards thereunder shall be returned to the share reserve under the 2021 Plan after being automatically converted from shares of Class B common stock to Class A common stock. The 2010 Plan and the 2021 Plan are collectively referred to as the “Plans” in the notes to the condensed consolidated financial statements, unless otherwise noted.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The Company’s Board of Directors approved the adoption of the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective upon the Company’s initial public offering. A total of 4,500,000 shares of Class A common stock was initially reserved for the ESPP. The number of shares reserved and available for issuance for the ESPP will automatically increase each April 1, beginning on April 1, 2022 and continuing through April 1, 2031, by the lesser of 6,750,000 shares of Class A common stock, 1% of the outstanding number of shares of our Class A and Class B common stock on the immediately preceding March 31, or such lesser number of shares as determined by the Company’s compensation committee.
The Company grants stock options under terms of the Plans, as well as options outside of the Plans as approved by the board of directors. The Company granted 4,682,582 options during the year ended March 31, 2018 outside of the Plans, of which 1,973,332 options were exercised as of September 30, 2021. As of September 30, 2021, 2,709,250 options issued outside of the Plans were outstanding.
The Company has shares of common stock reserved for issuance as follows (in thousands):

	September 30, 2021	March 31, 2021
Redeemable convertible preferred stock	—	76,287
Common stock warrants	1,450	250
2010 Equity Incentive Plan
Options outstanding	30,054	33,856
Shares available for future grant	—	1,550
2021 Stock Option and Incentive Plan
Performance-based restricted stock units outstanding	15	—
Restricted stock units outstanding	220	—
Shares available for future grant	22,397	—
2021 ESPP	4,500	—
Options outstanding outside the Plans	2,709	2,720
Total	61,345	114,663
Stock Options
Stock option activities within the Plans as well as outside of the Plans were as follows for both service-based and performance-based options (in thousands, except per share information):

	Number of Shares	Weighted- Average Exercise Price	Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance, March 31, 2021	36,576	$2.80	7.86	$357,366
Options granted	1,966	12.56
Options exercised	(5,446)	0.93
Options forfeited or expired	(333)	3.24
Balance, September 30, 2021	32,763	3.69	7.80	2,523,152
Vested and exercisable as of September 30, 2021	10,232	1.18	5.84	813,709
Vested and expected to vest as of September 30, 2021	29,765	3.55	7.67	2,296,324
The intrinsic value of the stock options exercised is the difference between the fair value of the Company’s common stock and the exercise price for in-the-money options. The aggregate intrinsic value of options exercised during the six months ended September 30, 2021 and 2020 was $207.0 million and $13.8 million, respectively.
The weighted-average grant-date fair value of options granted for the six months ended September 30, 2021 and 2020 was $10.73 and $1.70, respectively.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
As of September 30, 2021, unamortized compensation expense, net of estimated forfeitures, related to unvested stock options was $62.8 million, which is expected to be recognized over a weighted-average period of 3.31 years.
The fair value of each option on the date of grant is determined using the Black-Scholes option-pricing model with the assumptions set forth in the following table:

	Six Months Ended September 30,
	2021			2020
Fair value of common stock	$18.41	–	$21.41	$2.06	–	$4.09
Volatility	46.5%	–	47.0%	51.3%	–	58.3%
Risk-free interest rate	0.77%	–	1.02%	0.26%	–	0.46%
Expected term (in years)	5.00	–	6.09	5.00	–	7.50
Expected dividend	—%			—%
Performance-Based Options
In March 2018, the Board of Directors or the Company granted 1,792,000 options to the Chief Executive Officer with an exercise price of $0.97 per share under the 2010 Plan (the “2018 CEO Grant”) with a liquidity-event performance-based vesting condition based on the occurrence of a qualifying liquidity event, including an IPO, as well as stock price target after the consummation of the IPO. In September 2020, the 2018 CEO Grant was modified to extend the stock price target achievement cutoff date. The fair value of the 2018 CEO Grant was determined using a Monte Carlo simulation approach on the modification date. The achievement of the qualifying event was not considered to be probable prior to the Company’s IPO. Upon the Company's IPO, the liquidity-event performance-based condition was met. During the three and six months ended September 30, 2021, $0.3 million and $1.2 million was recognized as stock-based compensation expense relating to the 2018 CEO Grant. As the grant consists of a single tranche, the Company will amortize the remaining unrecognized compensation expense of $0.7 million on a straight-line basis over the remaining term of 0.67 years.
As of September 30, 2021, the Company has 480,000 outstanding options with performance-based vesting conditions that are satisfied upon meeting certain financial performance and sales targets. During the three and six months ended September 30, 2021, the stock-based compensation expense in relation to these options was immaterial. For the options of which the achievement of the performance vesting conditions is considered probable, the remaining unrecognized compensation expense is $0.7 million, which will be amortized using accelerated attribution method over the remainder of the performance periods. The amount to be recognized may change based upon actual performance achieved and updates to estimates of future performance.
Restricted Stock Units ("RSUs")
During the six months ended September 30, 2021, the Company granted 224,123 RSUs under the 2021 Plan. 28,250 of the RSUs granted shall vest 50% on November 15, 2021 and 50% on February 15, 2022. The remaining RSUs granted during the six months ended September 30, 2021 will generally vest over four years, at the rate of 25% on the first anniversary of the vest commencement date and ratably on a quarterly basis over the remaining 36-month period thereafter, based on continued service.
The RSUs are valued using the closing stock price of its common stock, which is traded on the NYSE, on the day of grant.
The following table summarizes RSU activity during the six months ended September 30, 2021 (in thousands, except per share information):

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested Balance, March 31, 2021	—	$—
Granted	224	76.60
Vested	(4)	80.00
Unvested Balance, September 30, 2021	220	76.58
As of September 30, 2021, total unrecognized stock-based compensation cost, net of estimated forfeitures, related to non-vested RSUs was $15.4 million, and is expected to be recognized over a weighted-average period of approximately 3.43 years.
Performance-Based Restricted Stock Units (“PSUs”)
During the six months ended September 30, 2021, the Company granted 15,239 PSUs under the 2021 Plan, which had a weighted-average grant date fair value of $80.00. During the six months ended September 30, 2021, 600 PSUs were forfeited. The PSUs have performance-based vesting conditions that are satisfied upon meeting certain financial performance targets. As of September 30, 2021, 14,639 PSUs were unvested. No stock-based compensation expense was recognized for these PSUs during the six months ended September 30, 2021 as the performance-based vesting condition was not deemed probable.
The PSUs are valued using the closing stock price of its common stock, which is traded on the NYSE, on the day of grant.
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the condensed consolidated statement of operations for the three and six months ended September 30, 2021 and 2020 was as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$793	$99	$1,061	$189
Research and development	1,859	281	2,829	545
Sales and marketing	1,866	376	2,894	671
General and administrative	2,154	423	5,015	757
Total stock-based compensation expense	$6,672	$1,179	$11,799	$2,162
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

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
liability insurance and product liability insurance that may offset certain of its potential liabilities under these indemnification provisions.
In addition, the Company has agreed to indemnify its officers and directors and certain key employees while they are serving in good faith in their respective capacities. To date, there have been no claims under these indemnification provisions.
Legal Matters
From time to time, the Company has become involved in claims and other legal matters arising in the ordinary course of business. The Company investigates these claims as they arise. Although claims are inherently unpredictable, the Company is currently not aware of any matters that, if determined adversely to the Company, would individually or taken together have a material effect on its results of operations, financial position, or cash flows. No loss contingencies were recorded for the three and six months ended September 30, 2021 and 2020.
12.  Income Taxes
The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any.
The Company’s effective tax rate of (42.2)% and (24.1)% for the three and six months ended September 30, 2021, respectively, was lower than the U.S. federal statutory rate, primarily due to stock-based compensation related tax benefits, which are subject to limitations for certain executive officers under IRC section 162(m). The Company’s effective tax rate of 3.6% and 6.9% for the three and six months ended September 30, 2020, respectively, was lower than the U.S. federal statutory rate, primarily due to state tax expense and partially offset by the U.S. Research and Development Tax Credit. The Company’s effective tax rate is based on forecasted annual income before income taxes ("pre-tax earnings") which may fluctuate through the rest of the year.
The Company is only subject to income taxes in the U.S. Significant judgment is required in evaluating the Company’s uncertain tax positions and determining the provision for income taxes. As of September 30, 2021 and March 31, 2021, the Company had unrecognized tax benefits (“UTBs”) of $3.5 million and $3.2 million, respectively. If realized, $2.1 million would impact the effective tax rate while the remainder would reduce deferred tax assets subject to a full valuation allowance. The Company does not expect any material changes to its UTBs within the next 12 months.
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
Substantially all of the Company’s long-lived assets were based in the United States as of September 30, 2021 and March 31, 2021. No country outside of the United States accounted for more than 10% of total revenue for the three and six months ended September 30, 2021 and 2020. Substantially all of the Company’s revenue was derived in the United States for the three and six months ended September 30, 2021 and 2020.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
14.  Net Income Per Share Attributable to Common Stockholders
The following table presents the reconciliation of the numerator and denominator for calculating basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Numerator
Net income	$36,088	$10,037	$62,410	$11,496
Less: undistributed earnings attributable to participating securities	—	(8,354)	(18,326)	(9,122)
Net income attributable to Class A and Class B common stockholders, basic and diluted	$36,088	$1,683	$44,084	$2,374
Denominator
Weighted-average shares used in computing net income per share attributable to Class A and Class B common stockholders, basic	186,171	70,591	137,154	69,988
Dilutive effect of assumed exercise of options to purchase common stock	30,250	21,069	28,685	18,381
Dilutive effect of assumed exercise of common stock warrants	240	170	221	129
Dilutive effect of restricted stock units	11	—	6	—
Weighted-average shares used in computing net income per share attributable to Class A and Class B common stockholders, diluted	216,672	91,830	166,066	88,498
Net income per share attributable to Class A and Class B common stockholders, basic	$0.19	$0.02	$0.32	$0.03
Net income per share attributable to Class A and Class B common stockholders, diluted	$0.17	$0.02	$0.27	$0.03
Certain potentially dilutive securities have been excluded from the calculation of diluted net income per share during the applicable periods because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Redeemable convertible preferred stock	—	76,287	—	76,287
Stock options	—	905	—	4,063
RSUs	98	—	49	—
Total	98	77,192	49	80,350
15.  Subsequent Event
On October 8, 2021, the Company signed an amended agreement to revise and extend the existing partnership with the U.S. News for six years. This agreement can be terminated after three years by either party. Under this amended agreement, the Company pays the U.S. News a portion of the revenue generated with the end customers, with an annual minimum guarantee amount ranging from $2.5 million to $6.2 million. The total minimum guarantee amount for the initial noncancelable period of three years is $9.1 million. The Company acts as the principal in these transactions since it maintains control prior to transferring the service to the end customers and is primarily responsible for the fulfillment of the performance obligation to the end customers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and accompanying notes that are included elsewhere in this Quarterly Report on Form 10-Q and our final prospectus, or the Final Prospectus, dated June 23, 2021, filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, or the Securities Act. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. You should review the section titled “Special Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements and the section titled “Risk Factors” for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our historical results are not necessarily indicative of the results that may be expected for any period in the future, and our interim results are not necessarily indicative of the results we expect for the full fiscal year or any other period. The last day of our fiscal year is March 31. Our fiscal quarters end on June 30, September 30, December 31, and March 31st. Fiscal 2022, our current fiscal year, will end on March 31, 2022.
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
Our business model has delivered high revenue growth at scale, while increasing profitability. For the three months ended September 30, 2021 and 2020, we recorded revenue of $79.4 million and $45.1 million, respectively, representing a year-over-year growth rate of 76%. For the six months ended September 30, 2021 and 2020, we recorded revenue of $152.0 million, and $81.5 million, respectively, representing a year-over-year growth rate of 87%. Our net income was $36.1 million and $10.0 million for the three months ended September 30, 2021 and 2020 and was $62.4 million and $11.5 million for the six months ended September 30, 2021 and 2020. For the three months ended September 30, 2021 and 2020, we generated Adjusted EBITDA of $32.8 million and $12.6 million. For the six months ended September 30, 2021 and 2020, we generated Adjusted EBITDA of $63.9 million and $16.5 million, respectively. We have accomplished this while focusing on our core mission to help every physician be more productive and provide better care for their patients.
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
Key Factors Affecting Our Performance
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges. For discussion of these factors, please see “Key Factors Affecting Our Performance” in the Management’s Discussion and Analysis section of the Final Prospectus and “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.
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
The number of customers with at least $100,000 of revenue has grown steadily in recent years as we have engaged new customers and expanded within existing ones. This cohort of customers accounted for approximately 89% of our revenue for the TTM ended September 30, 2021.

	September 30,
	2021	2020
Number of customers with at least $100,000 of revenue	235	154
Net Revenue Retention Rate. Net revenue retention rate is calculated by taking the TTM subscription-based revenue from our customers that had revenue in the prior TTM period and dividing that by the total subscription-based revenue for the prior TTM period. Our net revenue retention rate compares our subscription revenue from the same set of customers across comparable periods, and reflects customer renewals, expansion, contraction, and churn.

	September 30,
	2021	2020
Net revenue retention rate	173%	139%
Non-GAAP Financial Measures
We use adjusted EBITDA and free cash flow to measure our performance and to identify trends, to formulate financial projections, and to make strategic decisions.
Adjusted EBITDA
We define adjusted EBITDA as net income before interest, income taxes, depreciation, and amortization, and as further adjusted for acquisition and other related expenses, stock-based compensation expense, and other (income) expense, net. Net income margin represents net income as a percentage of revenue and adjusted EBITDA margin represents adjusted EBITDA as a percentage of revenue.
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
Adjusted EBITDA and adjusted EBITDA Margin increased year-over-year primarily due to higher net income as a result of increased subscription revenue.
A reconciliation of net income to adjusted EBITDA and adjusted EBITDA margin is set forth below along with net income margin:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
	(in thousands, except percentages)		(in thousands, except percentages)
Net income	$36,088	$10,037	$62,410	$11,496
Adjusted to exclude the following:
Acquisition and other related expenses	—	65	—	144
Stock-based compensation	6,672	1,179	11,799	2,162
Depreciation and amortization	1,158	928	2,311	1,696
Interest income	(440)	(73)	(516)	(210)
Provision for (benefit from) income taxes	(10,717)	380	(12,119)	851
Other expense, net	20	93	51	383
Adjusted EBITDA	$32,781	$12,609	$63,936	$16,522

Revenue	$79,350	$45,113	$152,019	$81,501
Net income margin	45%	22%	41%	14%
Adjusted EBITDA margin	41%	28%	42%	20%
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
The following table presents a reconciliation of our free cash flow to the most comparable GAAP measure, net cash provided by operating activities, for each of the periods indicated:

	Six Months Ended September 30,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$52,327	$21,461
Purchases of property and equipment	(241)	(92)
Capitalized internal-use software	(1,671)	(2,530)
Free cash flow	$50,415	$18,839
Other cash flow components:
Net cash used in investing activities	$(591,428)	$(281)
Net cash provided by financing activities	$552,229	$1,347

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
For all of these subscription contractual arrangements, we recognize revenue over time as control of the service is transferred to the customer.
Hiring Solutions. We provide customers access to our platform which enables them to post job openings or deliver a fixed number of monthly messages to our network of medical professionals. We bill ahead of the service period and recognize revenue ratably over the contractual term.
Through our acquisition of Curative Talent, completed in fiscal 2021, we also generate revenue from temporary and permanent medical recruiting services which we charge on an hourly-fee and placement-fee basis, respectively. Revenue for temporary placement services is recognized net of third-party contractor fees. For the three and six months ended September 30, 2021 and 2020, the revenue from temporary and permanent medical recruiting services was not significant to our total revenue.
For a description of our revenue accounting policies, see the section titled “Critical Accounting Policies and Estimates” set forth in our Final Prospectus dated June 23, 2021 and filed with the SEC on June 25, 2021.
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

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Revenue	$79,350	$45,113	$152,019	$81,501
Cost of revenue(1)	8,951	7,456	16,937	15,331
Gross profit	70,399	37,657	135,082	66,170
Operating expenses:
Research and development(1)	15,460	9,866	28,701	19,909
Sales and marketing(1)	21,161	14,145	40,532	27,430
General and administrative(1)	8,827	3,209	16,023	6,311
Total operating expenses	45,448	27,220	85,256	53,650
Income from operations	24,951	10,437	49,826	12,520
Interest income	440	73	516	210
Other expense, net	(20)	(93)	(51)	(383)
Income before income taxes	25,371	10,417	50,291	12,347
Provision for (benefit from) income taxes	(10,717)	380	(12,119)	851
Net income	$36,088	$10,037	$62,410	$11,496
_______________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Cost of revenue	$793	$99	$1,061	$189
Research and development	1,859	281	2,829	545
Sales and marketing	1,866	376	2,894	671
General and administrative	2,154	423	5,015	757
Total stock-based compensation expense	$6,672	$1,179	$11,799	$2,162

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
	(percentages of revenue)		(percentages of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	11	17	11	19
Gross profit	89	83	89	81
Operating expenses:
Research and development	20	22	19	24
Sales and marketing	27	31	27	34
General and administrative	11	7	11	8
Total operating expenses	58	60	57	66
Income from operations	31	23	32	15
Interest income	1	—	—	—
Other expense, net	—	—	—	—
Income before income taxes	32	23	32	15
Provision for (benefit from) income taxes	(13)	1	(9)	1
Net income	45%	22%	41%	14%

Comparison of the three and six months ended September 30, 2021 and 2020.
Revenue

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands, except percentages)				(in thousands, except percentages)
Revenue	$79,350	$45,113	$34,237	76%	$152,019	$81,501	$70,518	87%
Revenue for the three months ended September 30, 2021 increased $34.2 million as compared to the same period in 2020. The increase was primarily driven by a $33.0 million increase in subscription revenue1. Of the increase in subscription revenue, $7.2 million was driven by the addition of new subscription customers2 and $25.9 million was the result of expansion of existing customers by adding new brands and service lines, growing existing brands and service lines, and upselling additional modules. The increase in revenue from existing customers was primarily due to an 18% increase in the average number of modules per customer and a 19% increase in the average number of brands per customer for our Marketing Solutions customers as compared to the same periods in the prior year. Approximately 93% of our revenue for the three months ended September 30, 2021 was derived from subscription customers. The remaining increase in revenue was driven by an increase in medical recruiting services.
Revenue for the six months ended September 30, 2021 increased $70.5 million as compared to the same period in 2020. The increase was primarily driven by a $68.3 million increase in subscription revenue1. Of the increase in subscription revenue, $12.1 million was driven by the addition of new subscription customers2 and $56.1 million was the result of expansion of existing customers by adding new brands and service lines, growing existing brands and service lines, and upselling additional modules. The increase in revenue from existing customers was primarily due to a 17% increase in the average number of modules per customer and a 15% increase in the average number of brands per customer for our Marketing Solutions customers as compared to the same periods in the prior year. Approximately 94% of our revenue for the six months ended September 30, 2021 was derived from subscription customers. The remaining increase in revenue was driven by an increase in medical recruiting services.
Cost of revenue, gross profit and gross margin

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands, except percentages)				(in thousands, except percentages)
Cost of revenue	$8,951	$7,456	$1,495	20%	$16,937	$15,331	$1,606	10%
Gross profit	$70,399	$37,657	$32,742	87%	$135,082	$66,170	$68,912	104%
Gross margin	89%	83%			89%	81%
Cost of revenue for the three months ended September 30, 2021 increased $1.5 million as compared to the same period in 2020. The increase in cost of revenue was primarily driven by a $1.0 million increase in personnel-related costs and a $0.7 million increase in stock-based compensation expense as compared to the same period in the prior year as a result of headcount growth of approximately 35%. The increase was also due to a $0.2 million increase in amortization of capitalized internal-use software and a $0.3 million increase in consulting services as compared to the same period in the prior year. These increases were partially offset by a $0.8 million decrease in third-party software resulting from renegotiating our pricing terms with our vendors due to increasing scale as well as lower volume of virtual visits when compared to the prior year period when our Dialer tool was available to all members for free.
Cost of revenue for the six months ended September 30, 2021 increased $1.6 million as compared to the same period in 2020. The increase in cost of revenue was primarily driven by a $1.7 million increase in personnel-related costs and a $0.9 million increase in stock-based compensation expense as compared to the same period in the prior year as a result of headcount growth of approximately 35%. The increase was also due to a $0.6 million increase in amortization of capitalized internal-use software and a $0.5 million increase in consulting services as compared to the same period in the prior year. These
1 A de minimis amount of the change in subscription revenue was generated from Dialer Pro subscriptions for individuals and small practices and other non-recurring items.
2 We define new subscription customers as revenue generating subscription customers in the current fiscal period who did not contribute any revenue for the same period in the prior fiscal year.

increases were partially offset by a $2.2 million decrease in third-party software resulting from renegotiating our pricing terms with our vendors due to increasing scale as well as lower volume of virtual visits when compared to the prior year period when our Dialer tool was available to all members for free.
The gross margin for the three and six months ended September 30, 2021 increased due to the growth in our revenue without a significant corresponding growth in our cost of revenue.
Operating Expenses
Research and development

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands, except percentages)				(in thousands, except percentages)
Research and development	$15,460	$9,866	$5,594	57%	$28,701	$19,909	$8,792	44%
Research and development expense for the three months ended September 30, 2021 increased $5.6 million as compared to the same period in 2020. The increase in research and development expense for the three months ended September 30, 2021 was primarily driven by a $2.9 million increase in personnel-related costs and a $1.6 million increase in stock-based compensation expense, primarily as a result of headcount growth of approximately 25%. The increase was also due to a $0.5 million increase in software subscriptions due to the growth in our business, as compared to the same period in the prior year. These increases were partially offset by a $0.2 million decrease in facilities expense, primarily driven by reduced office rent.
Research and development expense for the six months ended September 30, 2021 increased $8.8 million as compared to the same period in 2020. The increase in research and development expense for the six months ended September 30, 2021 was primarily driven by a $4.6 million increase in personnel-related costs and a $2.3 million increase in stock-based compensation expense, primarily as a result of headcount growth of approximately 25%. In addition, there was a $1.1 million increase in software subscriptions due to the growth in our business and a $0.5 million increase in employee events and travel-related expenses as we resumed certain in-person events, as compared to the same period in the prior year. These increases were partially offset by a $0.4 million decrease in facilities expense, primarily driven by reduced office rent.
Sales and marketing

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands, except percentages)				(in thousands, except percentages)
Sales and marketing	$21,161	$14,145	$7,016	50%	$40,532	$27,430	$13,102	48%
Sales and marketing expense for the three months ended September 30, 2021 increased $7.0 million as compared to the same period in 2020. The increase in sales and marketing expense for the three months ended September 30, 2021 was primarily driven by a $2.5 million increase in personnel-related costs, a $1.5 million increase in stock-based compensation expense, and a $0.5 million increase in employee bonuses due to headcount growth of approximately 20% as compared to the same period in the prior year. The increase was also due to a $0.6 million increase in marketing expenses, a $0.8 million increase in sales commissions as a result of a higher volume of sales, and a $0.8 million increase in amortization of deferred contract costs.
Sales and marketing expense for the six months ended September 30, 2021 increased $13.1 million as compared to the same period in 2020. The increase in sales and marketing expense for the six months ended September 30, 2021 was primarily driven by a $4.7 million increase in personnel-related costs, a $2.2 million increase in stock-based compensation expense, and a $0.7 million increase in employee bonuses, due to headcount growth of approximately 22% as compared to the same period in the prior year. The increase was also due to a $2.4 million increase in amortization of deferred contract costs, a $2.1 million increase in sales commissions as a result of a higher volume of sales, and a $0.5 million increase in travel-related expenses.
General and administrative

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands, except percentages)				(in thousands, except percentages)
General and administrative	$8,827	$3,209	$5,618	175%	$16,023	$6,311	$9,712	154%
General and administrative expense for the three months ended September 30, 2021 increased $5.6 million as compared to the same period in 2020. The increase in general and administrative expense for the three months ended September 30, 2021 was primarily driven by a $1.7 million increase in stock-based compensation expense and a $0.9 million increase in personnel-related costs as a result of headcount growth of approximately 53% as compared to the same period in the prior year. There was also a $1.2 million increase in fees for accounting and legal services and a $1.0 million increase in insurance expenses as compared to the same period in the prior year as we incurred additional expenses as a result of becoming a public company.
General and administrative expense for the six months ended September 30, 2021 increased $9.7 million as compared to the same period in 2020. The increase in general and administrative expense for the six months ended September 30, 2021 was primarily driven by a $4.3 million increase in stock-based compensation expense, of which $1.2 million was related to a liquidity event-based performance grant that became probable in the first quarter of fiscal 2022, with the remaining increase related to headcount growth. In addition, the increase was due to a $1.7 million increase in personnel-related costs as a result of headcount growth of approximately 49% as compared to the same period in the prior year. There was also a $1.5 million increase in fees for accounting and legal services and a $1.1 million increase in insurance expenses as compared to the same period in the prior year as we incurred additional expenses as a result of becoming a public company.
Interest income

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands, except percentages)				(in thousands, except percentages)
Interest income	$440	$73	$367	503%	$516	$210	$306	146%
Interest income for the three months ended September 30, 2021 increased $0.4 million as compared to the same period in 2020. The increase was primarily driven by an increase in our investment in marketable securities with the proceeds from our initial public offering and increased yields.
Interest income for the six months ended September 30, 2021 increased $0.3 million, as compared to the same period in 2020. The increase was primarily driven by an increase in our investment in marketable securities with the proceeds from our initial public offering and increased yields.
Other income (expense), net

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands, except percentages)				(in thousands, except percentages)
Other expense, net	$(20)	$(93)	$73	(78)%	$(51)	$(383)	$332	(87)%
Other expense, net for the three months ended September 30, 2021 decreased $0.1 million as compared to the same period in 2020. The decrease was primarily driven by non-recurring tax-related penalties in the three months ended September 30, 2020.
Other expense, net for the six months ended September 30, 2021 decreased $0.3 million, as compared to the six months ended September 30, 2020. The decrease was primarily driven by non-recurring tax-related penalties in the six months ended September 30, 2020.
Provision for (benefit from) income taxes

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands, except percentages)				(in thousands, except percentages)
Provision for (benefit from) income taxes	$(10,717)	$380	$(11,097)	NM	$(12,119)	$851	$(12,970)	NM
___________________
NM: Percentage not meaningful.

For the three months ended September 30, 2021, we had a tax benefit of $10.7 million, as compared to a provision of $0.4 million for the three months ended September 30, 2020. This represents a decrease of $11.1 million, primarily driven by increased tax deductions from stock option activities following our initial public offering in June 2021.
For the six months ended September 30, 2021, we had a benefit of $12.1 million, as compared to a provision of $0.9 million for the six months ended September 30, 2020. This represents a decrease of $13.0 million, primarily driven by increased tax deductions from stock option activities as a result of our initial public offering in June 2021.
Liquidity and Capital Resources
Since inception, we have financed operations primarily through proceeds received from sales of equity securities and payments received from our customers. As of September 30, 2021, our principal sources of liquidity were cash and cash equivalents and marketable securities of $742.7 million. Our marketable securities consist of U.S. government and agency securities, corporate notes and bonds, commercial paper, certificates of deposit, asset-backed securities, and sovereign bonds.
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
Cash Flows

	Six Months Ended September 30,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$52,327	$21,461
Net cash used in investing activities	$(591,428)	$(281)
Net cash provided by financing activities	$552,229	$1,347
Net cash provided by operating activities
Cash provided by operating activities was $52.3 million for the six months ended September 30, 2021. This consisted of net income of $62.4 million, adjusted for non-cash items of $22.8 million and a net decrease in operating assets and liabilities of $32.9 million. Non-cash items primarily consisted of stock-based compensation expense of $11.8 million, amortization of deferred contract costs of $5.7 million, and depreciation and amortization expense of $2.3 million. The net decrease in operating assets and liabilities was primarily driven by an increase of $18.2 million in prepaid expenses and other assets primarily due to an increase in prepaid taxes and prepaid insurance, an increase of $5.6 million in accounts receivable due to increased sales resulting in higher billed amounts and the timing of collections, and a decrease of $4.8 million in deferred revenue due to revenue converting at a faster rate as we saw customer programs launch faster.

Cash provided by operating activities was $21.5 million for the six months ended September 30, 2020. This consisted of net income of $11.5 million, adjusted for non-cash items of $9.0 million and net increase in operating assets and liabilities of $0.9 million. Non-cash items primarily consisted of amortization of deferred contract costs of $3.1 million, stock-based compensation expense of $2.2 million, and depreciation and amortization expense of $1.7 million. The net increase in operating assets and liabilities was primarily driven by an increase of $18.5 million in deferred revenue due to the addition of new customers and expansion from existing customers which are billed in advance of revenue recognition, partially offset by an increase of $14.9 million in accounts receivable due to increased sales resulting in higher billed amounts and the timing of collections.
Net cash used in investing activities
Cash used in investing activities was $591.4 million for the six months ended September 30, 2021, which primarily consisted of purchases of marketable securities of $1.2 billion, partially offset by proceeds from the sale of marketable securities of $531.1 million and proceeds from the maturities of marketable securities of $35.6 million.
Cash used in investing activities was $0.3 million for the six months ended September 30, 2020, which primarily consisted of cash used for the acquisition of Curative Talent of $31.6 million, partially offset by proceeds from the maturities of marketable securities of $34.0 million.
Net cash provided by financing activities
Cash provided by financing activities was $552.2 million for the six months ended September 30, 2021, which primarily consisted of $553.9 million of proceeds from the issuance of common stock upon our initial public offering after deducting underwriting fees and commissions and $5.1 million of net proceeds from the exercise of stock options. These proceeds were partially offset by $4.0 million in payments for deferred offering costs and $2.7 million from the repurchase and retirement of common stock.
Cash provided by financing activities was $1.3 million for the six months ended September 30, 2020, primarily from proceeds from the exercise of stock options.
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

Recent Accounting Pronouncements
Refer to Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.
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
Interest Rate Risk
Our cash and cash equivalents and marketable securities primarily consist of cash on hand and highly liquid investments in money market funds, corporate notes and bonds, asset-backed securities, certificates of deposit, commercial paper, U.S. government and agency securities, and sovereign bonds. As of September 30, 2021, we had cash and cash equivalents of $79.5 million and marketable securities of $663.1 million. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair value of our investments. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates.
A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $14.9 million in the market value of our cash equivalents and marketable securities as of September 30, 2021. Fluctuations in the value of our investments caused by a change in interest rates are recorded in other comprehensive income and are realized only if we sell the underlying securities.
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
Item 1A. Risk Factors
Risk Factors
A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes thereto, and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risks and uncertainties described below may not be the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks occur, our business, results of operations, financial condition, and prospects could be harmed. In that event, the trading price of our Class A common stock could decline and you could lose part or all of your investment.
Risk Factors Summary
Our business is subject to numerous risks and uncertainties, including those highlighted in this section titled “Risk Factors” and summarized below. We have various categories of risks, including risks relating to our business, risks relating to intellectual property, risks relating to the healthcare industry, and risks relating to ownership of our Class A common stock, which are discussed more fully below. As a result, this risk factor summary does not contain all of the information that may be important to you, and you should read this risk factor summary together with the more detailed discussion of risks and uncertainties set forth following this summary as well as elsewhere in this Quarterly Report on Form 10-Q. Additional risks, beyond those summarized below, set forth in this section, or discussed elsewhere in this Quarterly Report on Form 10-Q, may apply to our business, activities or operations as currently conducted or as we may conduct them in the future or in the markets in which we operate or may in the future operate. These risks include, but are not limited to, the following:
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
Since launching our platform in fiscal 2012, we have experienced rapid growth and we continue to rapidly and significantly expand our operations. While we have experienced significant revenue growth in prior periods, it is not indicative of our future revenue growth. We expect our revenue growth rate will decline. In the three and six months ended September 30, 2021, our revenue grew by 76% and 87% as compared to the same periods last year. In addition, our full-time equivalent employee headcount has grown from 713 as of March 31, 2021 to 799 as of September 30, 2021. This expansion increases the complexity of our business and places significant strain on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions. We may not be able to manage growth effectively, which could damage our reputation, limit our growth, and negatively affect our operating results.
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
In the three months ended September 30, 2021, none of our customers accounted for 10% or more of total revenue. In the six months ended September 30, 2021, one of our customers accounted for 10% of total revenue. In the three months ended September 30, 2020, two of our customers accounted for 10% of total revenue. In the six months ended September 30, 2020, none of our customers accounted for 10% of total revenue. The sudden loss of any of our largest customers or the renegotiation of any of our largest customer contracts could have a significant impact on our revenue, the growth rate of our revenue, our reputation, and our ability to obtain new customers.

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
We also compete to access marketing, hiring, and telehealth budgets of pharmaceutical and health system companies as customers for our Marketing, Hiring, and Telehealth Solutions. We compete for customers for our Marketing Solutions with online outlets such as health-related websites and mobile apps, like WebMD’s Medscape, as well as offline organizations that provide marketing and advertising services that enable pharmaceutical manufacturers and health systems to educate medical professionals. We compete for customers for our Hiring Solutions with large and regional staffing companies, job boards, self-service recruiting tools, and medical recruiting firms. We compete for customers for our Telehealth Solutions with other providers of telehealth offerings such as American Well and Teladoc Health, and other companies that offer telehealth capabilities such as Zoom Video Communications who may further focus on our market and could directly compete with us. We also compete for members, customers, and professional organizations in the market for online professional networks which continues to rapidly evolve. Our competitors may announce new products, services, or enhancements that better address changing industry standards or the needs of members and customers, such as mobile access. Any such increased competition could cause pricing pressure, loss of market share, or decreased member engagement, any of which could adversely affect our business and operating results.
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
Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, our business may not grow at similar rates, or at all.
The market opportunity estimates and growth forecasts that we may issue from time to time are subject to significant uncertainty and are based on assumptions and estimates which may not prove to be accurate. Our estimates and forecasts relating to size and expected growth of our target market may prove to be inaccurate. Even if the markets in which we compete meet these size estimates and growth forecasts, our business may not grow at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties.
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
As of September 30, 2021, we had accumulated $7.2 million state net operating loss carryforwards, or NOLs to reduce future taxable income, portions of which will begin to expire in 2029. Under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other tax attributes, including R&D tax credits, to offset its post-change income or taxes may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5 percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Based on an assessment of our historical ownership changes through September 30, 2021, we do not anticipate a current limitation on the tax attributes. Our ability to use NOLs and other tax attributes to reduce future taxable income and liabilities may be subject to limitations as a result of ownership changes that may occur in the future.
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
Healthcare laws and regulations are rapidly evolving and may change significantly in the future, which could adversely affect our financial condition and results of operations. On March 9, 2020, the U.S. Department of Health and Human Services, or HHS, Office of the National Coordinator for Health Information Technology, or ONC, and CMS promulgated final rules aimed at supporting seamless and secure access, exchange, and use of electronic health information, or EHI, by increasing innovation and competition by giving patients and their healthcare providers secure access to health information and new tools, allowing for more choice in care and treatment. The final rules are intended to clarify and operationalize provisions of the 21st Century Cures Act, or Cures Act, regarding interoperability and “information blocking,” and create significant new requirements for healthcare industry participants. Information blocking is defined as activity that is likely to interfere with, prevent, or materially discourage access, exchange, or use of EHI, where a health information technology developer, health information network, or health information exchange knows or should know that such practice is likely to interfere with access to, exchange, or use of EHI. The new rules create significant new requirements for healthcare industry participants, and require certain electronic health record technology to incorporate standardized application programming interfaces, or APIs, to allow individuals to securely and easily access structured EHI using smartphone applications. The ONC will also implement provisions of the Cures Act requiring that patients can electronically access all of their EHI (structured and/or unstructured) at no cost. Finally, to further support access and exchange of EHI, the final ONC rule implements the information blocking provisions of the Cures Act and identified eight “reasonable and necessary activities” as exceptions to information blocking activities, as long as specific conditions are met. Pursuant to the final rule, health IT developers will be subject to requirements such as prohibitions on participating in any action that constitutes information blocking, providing certification to the Secretary of HHS that they will not take actions that constitute information blocking, and other requirements regarding information blocking six months from when the final rule is published in the Federal Register. Certified API Developers must comply with new administrative requirements within six months of when the rule is published in the Federal Register and must provide all certified API technology within twenty-four months after publication of the rule in the Federal Register
In light of the COVID-19 public health emergency, on October 29, 2020, HHS published an interim final rule delaying the effective date of compliance with the final information blocking and Conditions and Maintenance of Certification portions of the rule beyond the enforcement discretion period that was initially announced. Pursuant to the interim final rule, health IT developers will be subject to requirements such as prohibitions on participating in any action that constitutes information blocking, providing certification to the Secretary of HHS that they will not take actions that constitute information blocking, and other requirements regarding information blocking. Certified API Developers must provide all certified API technology by December 31, 2022.
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
•general economic conditions in the United States;
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including our executive officers and directors and their affiliates, together hold approximately 96.2% of the voting power of our outstanding capital stock as of September 30, 2021. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively will continue to control a substantial majority of the combined voting power of our common stock and therefore, assuming no material sales of such shares, will be able to control all matters submitted to our stockholders for approval until ten years from the date of the Final Prospectus, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders. Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning purposes. The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. If, for example, our executive officers (including our Chief Executive Officer), employees, directors and their affiliates retain a significant portion of their holdings of Class B common stock for an extended period of time, they could, in the future, continue to control a majority of the combined voting power of our Class A common stock and Class B common stock.
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
The following sets forth information regarding all securities sold during the six months ended September 30, 2021 that were not registered under the Securities Act.
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
Non-Plan Issuances
For the six months ended September 30, 2021, we have sold the following securities without registration under the Securities Act:
•We issued and sold to our employees, consultants, and other service providers an aggregate of 10,000 shares of Class B common stock upon the exercise of options outside of the Plan, at an exercise price of $0.97 per share and aggregate consideration of approximately $9,700.
Warrant Issuances
•On June 14, 2021, we issued U.S. News & World Report, L.P. a warrant to purchase up to 1,200,000 shares of Class A common stock at an exercise price of $12.56 per share (the “U.S. News Warrant”), contingent upon the execution of a commercial agreement by September 10, 2021. On September 3, 2021, the U.S. News Warrant was amended to be contingent on the execution of a commercial agreement by October 10, 2021. On October 8, 2021, the Company amended the U.S News Warrant a second time to remove the contingency related to the execution of the commercial agreement; the parties instead chose to revise and extend the existing commercial arrangement and the number of shares of Class A common stock issuable upon exercise of the U.S. News Warrant was revised from 1,200,000 shares to 516,000 shares.
Equity Incentive Plans
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
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	S-1/A	333-256584	3.2	June 15, 2021

3.2	Form of Amended and Restated Certificate of Incorporation of the Registrant to be in effect immediately prior to the completion of this offering.	S-1/A	333-256584	3.4	June 15, 2021

4.1	Form of Class A common stock certificate of the Registrant.	S-1	333-256584	4.1	May 28, 2021

4.2	Warrant to Purchase Shares of Class A Common Stock issued to U.S. News & World Report, L.P., dated June 14, 2021.	10-Q	001-40508	4.2	August 12, 2021

4.3	Amendment to Warrant to Purchase Shares of Class A Common Stock issued to U.S. News & World Report, L.P., dated September 2, 2021.	Filed herewith

4.4	Second Amendment to Warrant to Purchase Shares of Class A Common Stock issued to U.S. News & World Report, L.P., dated October 8, 2021.	Filed herewith

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-256584	10.1	June 15, 2021

10.2#	2010 Equity Incentive Plan, as amended, and forms of agreements thereunder.	S-1/A	333-256584	10.2	June 15, 2021

10.3#	2021 Stock Option and Incentive Plan, and forms of agreements thereunder.	S-1/A	333-256584	10.3	June 15, 2021

10.4#	2021 Employee Stock Purchase Plan.	S-1/A	333-256584	10.4	June 15, 2021

10.5#	Senior Executive Cash Incentive Bonus Plan.	S-1/A	333-256584	10.5	June 15, 2021

10.6#	Non-Employee Director Compensation Policy.	S-1/A	333-256584	10.6	June 15, 2021

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith
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

SIGNATURES
Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 10, 2021.

DOXIMITY, INC.

By:	/s/ Jeffrey Tangney
Jeffrey Tangney Chief Executive Officer (Principal Executive Officer)

By:	/s/ Anna Bryson
Anna Bryson Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)