Form 10-Q
period 2021-12-31
Doximity, Inc.
filed 2022-02-09
CIK 1516513

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
For the quarterly period ended December 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The registrant had outstanding 105,301,319 shares of Class A common stock and 86,012,680 shares of Class B common stock as of February 7, 2022.

	Part I. Financial Information	Page
Item 1.	Condensed Consolidated Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets as of December 31, 2021 and March 31, 2021	1
	Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2021 and 2020	2
	Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended December 31, 2021 and 2020	3
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity for the three and nine months ended December 31, 2021 and 2020	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2021 and 2020	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	37
Item 4.	Controls and Procedures	37
	Part II. Other Information
Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	69
Item 3.	Defaults Upon Senior Securities	70
Item 4.	Mine Safety Disclosures	71
Item 5.	Other Information	71
Item 6.	Exhibits	72
	Signatures	74

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

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
DOXIMITY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	December 31, 2021	March 31, 2021
Assets
Current assets:
Cash and cash equivalents	$85,079	$66,393
Marketable securities	680,499	76,141
Accounts receivable, net of allowance for doubtful accounts of $269 and $955 at December 31, 2021 and March 31, 2021, respectively	69,823	50,319
Prepaid expenses and other current assets	17,917	10,692
Deferred contract costs, current	5,060	5,856
Total current assets	858,378	209,401
Property and equipment, net	8,221	7,598
Deferred income tax assets	35,431	2,112
Operating lease right-of-use assets	1,589	1,339
Intangible assets, net	8,802	9,596
Goodwill	18,915	18,915
Other assets	836	2,758
Total assets	$932,172	$251,719
Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,230	$1,515
Accrued expenses and other current liabilities	23,980	16,285
Deferred revenue, current	65,576	83,272
Operating lease liabilities, current	927	970
Total current liabilities	91,713	102,042
Deferred revenue, non-current	38	220
Operating lease liabilities, non-current	668	284
Other liabilities, non-current	905	972
Total liabilities	93,324	103,518
Commitments and contingencies (Note 11)
Redeemable Convertible Preferred Stock
Redeemable convertible preferred stock, $0.001 par value; zero and 76,350 shares authorized as of December 31, 2021 and March 31, 2021, respectively; zero and 76,287 shares issued and outstanding as of December 31, 2021 and March 31, 2021, respectively; liquidation preference of zero and $81,672 as of December 31, 2021 and March 31, 2021, respectively	—	81,458
Stockholders' Equity
Preferred stock, $0.001 par value; 100,000 and zero shares authorized as of December 31, 2021 and March 31, 2021, respectively; zero shares issued and outstanding as of December 31, 2021 and March 31, 2021, respectively	—	—
Class A and Class B common stock, $0.001 par value; 1,500,000 and 198,000 shares authorized as of December 31, 2021 and March 31, 2021, respectively; 190,071 and 82,910 shares issued and outstanding as of December 31, 2021 and March 31, 2021, respectively	190	83
Additional paid-in capital	688,290	30,357
Accumulated other comprehensive loss	(4,013)	(21)
Retained earnings	154,381	36,324
Total stockholders' equity	838,848	66,743
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$932,172	$251,719
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOXIMITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Revenue	$97,876	$58,709	$249,895	$140,210
Cost of revenue	11,085	7,872	28,022	23,203
Gross profit	86,791	50,837	221,873	117,007
Operating expenses:
Research and development	16,225	11,406	44,926	31,315
Sales and marketing	25,698	17,017	66,230	44,447
General and administrative	9,079	4,478	25,102	10,789
Total operating expenses	51,002	32,901	136,258	86,551
Income from operations	35,789	17,936	85,615	30,456
Other income, net	20	4,601	485	4,428
Income before income taxes	35,809	22,537	86,100	34,884
Provision for (benefit from) income taxes	(19,838)	5,306	(31,957)	6,157
Net income	$55,647	$17,231	$118,057	$28,727
Undistributed earnings attributable to participating securities	—	(11,831)	(21,866)	(17,907)
Net income attributable to Class A and Class B common stockholders, basic and diluted	$55,647	$5,400	$96,191	$10,820
Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.30	$0.07	$0.62	$0.15
Diluted	$0.26	$0.05	$0.53	$0.12
Weighted-average shares used in computing net income per share attributable to Class A and Class B common stockholders:
Basic	188,372	77,766	154,289	72,590
Diluted	216,396	99,923	182,905	92,286
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOXIMITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Net income	$55,647	$17,231	$118,057	$28,727
Other comprehensive loss
Change in unrealized loss on available-for-sale-securities, net of tax of $1,347, $0, $1,347, and $0, respectively	(3,238)	(2)	(3,992)	(2)
Total other comprehensive loss	(3,238)	(2)	(3,992)	(2)
Comprehensive income	$52,409	$17,229	$114,065	$28,725
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOXIMITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended December 31, 2021
	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of September 30, 2021	—	$—	186,971	$187	$674,414	$(775)	$98,734	$772,560
Stock-based compensation	—	—	—	—	8,765	—	—	8,765
Exercise of stock options	—	—	3,090	3	4,246	—	—	4,249
Vesting of restricted stock units	—	—	10	—	—	—	—	—
Tax withholding on shares under stock-based compensation awards	—	—	—	—	(380)	—	—	(380)
Common stock warrant expense	—	—	—	—	1,245	—	—	1,245
Other comprehensive loss	—	—	—	—	—	(3,238)	—	(3,238)
Net income	—	—	—	—	—	—	55,647	55,647
Balance as of December 31, 2021	—	$—	190,071	$190	$688,290	$(4,013)	$154,381	$838,848

	Three Months Ended December 31, 2020
	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of September 30, 2020	76,287	$81,458	77,190	$76	$21,639	$—	$(2,390)	$19,325
Stock-based compensation	—	—	—	—	2,280	—	—	2,280
Exercise of stock options	—	—	1,378	2	1,177	—	—	1,179
Repurchase and retirement of common stock	—	—	(58)	—	(370)	—	—	(370)
Common stock warrant expense	—	—	—	—	95	—	—	95
Other comprehensive loss	—	—	—	—	—	(2)	—	(2)
Net income	—	—	—	—	—	—	17,231	17,231
Balance as of December 31, 2020	76,287	$81,458	78,510	$78	$24,821	$(2)	$14,841	$39,738
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOXIMITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Nine Months Ended December 31, 2021
	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of March 31, 2021	76,287	$81,458	82,910	$83	$30,357	$(21)	$36,324	$66,743
Stock-based compensation	—	—	—	—	20,681	—	—	20,681
Exercise of stock options	—	—	8,536	9	9,305	—	—	9,314
Vesting of restricted stock units	—	—	13	—	—	—	—	—
Tax withholding on shares under stock-based compensation awards	—	—	—	—	(436)	—	—	(436)
Repurchase and retirement of common stock	—	—	(181)	—	(2,698)	—	—	(2,698)
Common stock warrant expense	—	—	—	—	1,269	—	—	1,269
Other comprehensive loss	—	—	—	—	—	(3,992)	—	(3,992)
Conversion of redeemable convertible preferred stock upon initial public offering	(76,287)	(81,458)	76,287	76	81,382	—	—	81,458
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and deferred offering costs	—	—	22,506	22	548,430	—	—	548,452
Net income	—	—	—	—	—	—	118,057	118,057
Balance as of December 31, 2021	—	$—	190,071	$190	$688,290	$(4,013)	$154,381	$838,848

	Nine Months Ended December 31, 2020
	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of March 31, 2020	76,287	$81,458	68,566	$68	$14,954	$—	$(13,886)	$1,136
Stock-based compensation	—	—	—	—	4,536	—	—	4,536
Exercise of stock options	—	—	9,290	9	4,444	—	—	4,453
Issuance of common stock in exchange for services	—	—	22	—	34	—	—	34
Repurchase and retirement of common stock	—	—	(58)	—	(370)	—	—	(370)
Common stock warrant expense	—	—	—	—	162	—	—	162
Other comprehensive loss	—	—	—	—	—	(2)	—	(2)
Issuance of common stock in connection with an acquisition	—	—	690	1	1,061	—	—	1,062
Net income	—	—	—	—	—	—	28,727	28,727
Balance as of December 31, 2020	76,287	$81,458	78,510	$78	$24,821	$(2)	$14,841	$39,738
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOXIMITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended December 31,
	2021	2020
Cash flows from operating activities
Net income	$118,057	$28,727
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,672	2,711
Deferred income taxes	(31,972)	4,073
Stock-based compensation, net of amounts capitalized	21,633	4,382
Other	570	(182)
Non-cash lease expense	857	2,012
Bad debt expense (recovery)	75	(43)
Amortization of premium on marketable securities, net	2,863	58
Gain on sale of business	—	(4,698)
Amortization of deferred contract costs	7,366	4,697
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(19,579)	(14,487)
Prepaid expenses and other assets	(7,003)	167
Deferred contract costs	(6,672)	(5,970)
Accounts payable	162	(933)
Accrued expenses and other current liabilities	7,998	5,512
Deferred revenue	(17,538)	19,373
Operating lease liabilities	(811)	(2,040)
Other liabilities	(67)	2,063
Net cash provided by operating activities	79,611	45,422
Cash flows from investing activities
Purchases of property and equipment	(852)	(98)
Capitalized internal-use software	(2,736)	(3,599)
Purchases of marketable securities	(1,271,915)	(34,399)
Maturities of marketable securities	41,617	38,000
Sales of marketable securities	616,938	—
Cash paid for acquisition, net of cash acquired	—	(31,682)
Proceeds from sale of business	—	4,230
Net cash used in investing activities	(616,948)	(27,548)
Cash flows from financing activities
Proceeds from issuance of common stock upon initial public offering after deducting underwriting discounts and commissions	553,905	—
Payments of deferred offering costs	(3,982)	(381)
Proceeds from issuance of common stock upon exercise of stock options	9,234	4,422
Taxes paid related to net share settlement of equity awards	(436)	—
Repurchase of common stock	(2,698)	(370)
Net cash provided by financing activities	556,023	3,671
Net increase in cash and cash equivalents	18,686	21,545
Cash and cash equivalents, beginning of period	66,393	48,430
Cash and cash equivalents, end of period	$85,079	$69,975
Supplemental disclosures of cash flow information
Cash paid for taxes	$182	$3,214
Non-cash financing and investing activities
Conversion of redeemable convertible preferred stock to common stock	$81,458	$—
Unpaid deferred offering costs	$—	$348
Common stock issued in acquisition	$—	$1,062
Capitalized stock-based compensation for internal-use software development costs	$317	$154
Amounts held in escrow related to sale of business	$—	$470
Receivable from exercise of stock options included in prepaid expenses and other current assets	$80	$83
Operating lease right-of-use assets obtained in exchange for modified operating lease liabilities	$1,151	$—
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
The accompanying condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiary. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of Doximity’s financial position, results of operations, stockholders’ equity, and cash flows. The results of operations for the three and nine months ended December 31, 2021, shown in this report are not necessarily indicative of the results to be expected for the full year ending March 31, 2022. We reclassified certain prior year amounts, as applicable, to conform to the current year presentation.

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
Concentrations of credit risk with respect to accounts receivable are primarily limited to certain customers to which the Company makes substantial sales. The Company performs ongoing assessments and credit evaluations of its customers to assess the collectability of the accounts receivable based on a number of factors, including past transaction experience, age of the receivable, review of the invoicing terms of the contracts, and recent communications with customers. The Company has not experienced significant credit losses from its accounts receivable.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The Company’s significant customers that represented 10% or more of revenue or accounts receivable, net for the periods presented were as follows:

	Revenue				Accounts Receivable, Net
	Three Months Ended December 31,		Nine Months Ended December 31,		December 31, 2021	March 31, 2021
	2021	2020	2021	2020
Customer A	*	12%	10%	11%	*	25%
Customer B	*	*	*	*	11%	*
Stock-Based Compensation
The Company measures and recognizes compensation expense for all stock-based awards based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures. Stock-based awards include stock options with service-based, performance-based and market-based vesting conditions, restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”) granted to employees, directors, and non-employees, as well as stock purchase rights granted to employees under the Employee Stock Purchase Plan (“ESPP”). For awards that vest based on continued service, stock-based compensation is recognized on a straight-line basis over the requisite service period. For awards with performance-based vesting conditions, stock-based compensation expense is recognized using an accelerated attribution method from the time it is deemed probable that the vesting condition will be met through the time the service-based vesting condition has been achieved. The Company reassesses the probability of achieving the performance condition at each reporting date. For awards with market-based vesting conditions, stock-based compensation expense is recognized on an accelerated attribution basis over the requisite service period, even if the market condition is not satisfied.
The grant-date fair value of warrants, stock purchase rights granted to employees under the ESPP, and stock options with service-based or performance-based vesting conditions is estimated using the Black-Scholes pricing model. The grant-date fair value of market-based options is estimated using the Monte Carlo simulation model. The determination of the grant-date fair value using an option-pricing model is affected by the estimated fair value of the Company’s common stock as well as assumptions regarding a number of other complex and subjective variables. These variables include the expected term of the award, the expected stock price volatility over the expected term of the award, the risk-free interest rate for the expected term of the award, and expected dividends. The fair value of each RSU and PSU is based on the fair value of the Company’s common stock on the date of grant. Forfeitures are estimated based upon the Company’s historical experience and the Company revises its estimates, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.
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

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customer, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with Topic 606, Revenue from Contracts with Customers, as if it had originated the contracts. Under the current business combinations guidance, such assets and liabilities are recognized by the acquirer at fair value on the acquisition date. This guidance is effective for the Company for its fiscal year beginning April 1, 2023 and interim periods within that fiscal year, and early adoption is permitted. The Company expects to adopt ASU 2021-08 in the first quarter of fiscal 2023 and expects the adoption to impact the accounting of business combinations, if any, subsequent to the adoption date.
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
Contractual terms for Marketing Solutions contracts are generally 12 months or less. The contractual term for Hiring Solutions contracts is typically 12 months. Customers are generally billed in advance based on contractual milestones during the subscription term. Certain Marketing Solutions contracts are cancellable with a 30-day notice period. The Company is not required to refund any prepayment fees invoiced and customers are responsible for prorated amounts to cover services that were provided but payment was not made. Contracts related to Hiring Solutions are noncancelable and customers are billed in annual, quarterly, or monthly installments in advance of the service period.
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

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
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
Marketing Solutions customers may also purchase integrated subscriptions for a fixed subscription fee that are not tied to a single module but allow customers to utilize any combination of modules during the subscription period subject to limits on the total number of modules launched in a given period of time and active at any given time and members targeted. These represent stand-ready obligations in that the delivery of the underlying sponsored content is within the control of the customer and the extent of use in any given period does not diminish the remaining services.
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

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
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
Revenue Disaggregation
Revenue consisted of the following (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Subscription	$91,066	$55,192	$233,510	$129,299
Other	6,810	3,517	16,385	10,911
Total revenue	$97,876	$58,709	$249,895	$140,210
Other revenue consists of fees earned from the temporary staffing and permanent placement of healthcare professionals.
Contract Balances
Timing of revenue recognition may differ from the timing of invoicing to customers. A majority of customers are invoiced throughout the contract while others are billed upfront. The Company’s contracts do not contain significant financing components.
The Company records unbilled revenue when revenue is recognized in amounts for which it is contractually entitled but exceeds the amounts the Company has a right to bill as of the end of the period. The Company records unbilled revenue on the consolidated balance sheets within prepaid expenses and other current assets. The Company’s unbilled revenue balances were $1.8 million and $0.7 million as of December 31, 2021 and March 31, 2021, respectively.
Deferred revenue consists of noncancelable customer billings or payments received in advance of revenue recognition. Deferred revenue balances are generally expected to be recognized within 12 months.
Revenue recognized for the three months ended December 31, 2021 and 2020 from amounts included in deferred revenue as of the beginning of the period was $58.0 million and $39.3 million, respectively. Revenue recognized for the nine months ended December 31, 2021 and 2020 from amounts included in deferred revenue as of as of the beginning of the period was $79.6 million and $40.9 million, respectively.
Deferred Contract Costs
The Company capitalizes sales commissions that are considered to be incremental and recoverable costs of obtaining a contract with a customer.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
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
The Company capitalized $3.7 million and $6.7 million of contract acquisition costs for the three and nine months ended December 31, 2021, respectively, and $3.2 million and $6.0 million of contract acquisition costs for the three and nine months ended December 31, 2020, respectively. Amortization of deferred contract costs was $1.7 million and $7.4 million for the three and nine months ended December 31, 2021, respectively, and $1.6 million and $4.7 million for the three and nine months ended December 31, 2020, respectively. Amounts expected to be recognized within one year of the balance sheet date are recorded as deferred contract costs, current, and the remaining portion is recorded as deferred contract costs, non-current, on the condensed consolidated balance sheets. Deferred contract costs are periodically analyzed for impairment. There were no impairment losses relating to deferred contract costs during the three and nine months ended December 31, 2021 and 2020.
4.  Investments
The cost, gross unrealized gains and losses, and fair value of investments are as follows (in thousands):

	As of December 31, 2021
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$22,981	$—	$—	$22,981
Total cash equivalents	22,981	—	—	22,981
Marketable securities:
Asset-backed securities	3,569	—	(4)	3,565
Certificates of deposit	137	—	—	137
Commercial paper	2,656	—	(3)	2,653
Corporate notes and bonds	102,529	1	(343)	102,187
Sovereign bonds	8,775	—	(84)	8,691
U.S. government and agency securities	568,193	—	(4,927)	563,266
Total marketable securities	685,859	1	(5,361)	680,499
Total cash equivalents and marketable securities	$708,840	$1	$(5,361)	$703,480
As of December 31, 2021, the contractual maturities of the Company’s available-for-sale debt securities were as follows (in thousands):

Fair Value
Due within one year	$93,412
Due in one year to three years	610,068
Total	$703,480

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The cost, gross unrealized gains and losses, and fair value of investments were as follows (in thousands):

	As of March 31, 2021
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
As of December 31, 2021 and March 31, 2021, the Company has recognized accrued interest of $1.9 million and $0.3 million, respectively, which is included in prepaid expenses and other current assets in the condensed consolidated balance sheets.
The unrealized losses associated with the Company’s debt securities were $5.4 million as of December 31, 2021. The Company did not recognize any credit losses related to the Company’s debt securities during the three and nine months ended December 31, 2021. The fair value related to the debt securities for which no credit losses were recognized was $678.8 million as of December 31, 2021.
The unrealized losses associated with the Company’s debt securities were not material as of March 31, 2021. The Company did not recognize any credit losses related to the Company’s debt securities during the three and nine months ended December 31, 2020.
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

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
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
The following tables present the fair value hierarchy for the Company’s assets measured at fair value on a recurring basis (in thousands):

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$22,981	$—	$—	$22,981
Total cash equivalents	22,981	—	—	22,981
Marketable securities:
Asset-backed securities	—	3,565	—	3,565
Certificates of deposit	—	137	—	137
Commercial paper	—	2,653	—	2,653
Corporate notes and bonds	—	102,187	—	102,187
Sovereign bonds	—	8,691	—	8,691
U.S. government and agency securities	561,777	1,489	—	563,266
Total marketable securities	561,777	118,722	—	680,499
Total cash equivalents and marketable securities	$584,758	$118,722	$—	$703,480

	As of March 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	$—	$2,290	$—	$2,290
Corporate notes and bonds	—	3,516	—	3,516
Money market funds	9,838	—	—	9,838
Certificates of deposit	—	1,301	—	1,301
Total cash equivalents	9,838	7,107	—	16,945
Marketable securities:
Asset-backed securities	—	3,263	—	3,263
Certificates of deposit	—	4,868	—	4,868
Commercial paper	—	16,412	—	16,412
Corporate notes and bonds	—	46,641	—	46,641
Sovereign bonds	—	1,099	—	1,099
U.S. government and agency securities	3,858	—	—	3,858
Total marketable securities	3,858	72,283	—	76,141
Total cash equivalents and marketable securities	$13,696	$79,390	$—	$93,086
During the nine months ended December 31, 2021 and 2020, the Company had no transfers between levels of the fair value hierarchy.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Fair Value Measurements of Other Financial Instruments
The carrying values of accounts receivable, accounts payable and accrued expenses and other current liabilities approximate fair value due to their relatively short maturities.
6.  Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31, 2021	March 31, 2021
Furniture and equipment	$315	$299
Computers	769	704
Leasehold improvements	892	549
Capitalized internal-use software	13,867	10,908
Total property and equipment	15,843	12,460
Less: accumulated depreciation and amortization	(7,622)	(4,862)
Total property and equipment, net	$8,221	$7,598
Depreciation and amortization expense on property and equipment for the three and nine months ended December 31, 2021 was $1.1 million and $2.8 million, respectively. Included in these amounts was amortization expense for capitalized internal-use software costs of $1.0 million and $2.5 million for the three and nine months ended December 31, 2021, respectively. Depreciation and amortization expense on property and equipment for the three and nine months ended December 31, 2020 was $0.8 million and $1.9 million, respectively. Included in these amounts was amortization expense for capitalized internal-use software costs of $0.6 million and $1.6 million for the three and nine months ended December 31, 2020, respectively. The amortization of the capitalized internal-use software costs is included in cost of revenue in the condensed consolidated statements of operations.
During the three and nine months ended December 31, 2021, the Company capitalized $1.2 million and $3.1 million, respectively, and during the three and nine months ended December 31, 2020 capitalized $1.2 million and $3.8 million, respectively, of internal-use software costs, which are included in property and equipment, net in the condensed consolidated balance sheets.
7.  Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2021	March 31, 2021
Accrued commissions	$7,563	$5,864
Accrued payroll, bonus, and related expenses	6,735	5,006
Employee contributions under employee stock purchase plan	822	—
Rebate liabilities	3,662	1,458
Sales and other tax liabilities	623	410
Other accrued expenses	4,575	3,547
Total accrued expenses and other current liabilities	$23,980	$16,285
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

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
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
Intangible Assets
Intangible assets, net consisted of the following (in thousands):

	December 31, 2021	March 31, 2021
Customer relationships	$10,280	$10,280
Domain names	436	436
Total intangible assets	10,716	10,716
Less: accumulated amortization	(1,914)	(1,120)
Total intangible assets, net	$8,802	$9,596
Amortization expense for intangible assets was $0.3 million and $0.9 million for the three and nine months ended December 31, 2021, respectively. Amortization expense for intangible assets was $0.2 million and $0.8 million for the three and nine months ended December 31, 2020, respectively.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
As of December 31, 2021, future amortization expense is as follows (in thousands):

Year Ending March 31,	Amount
Remainder of 2022	$265
2023	1,059
2024	1,059
2025	1,059
2026	1,059
2027	1,056
Thereafter	3,245
Total future amortization expense	$8,802
Goodwill
As of December 31, 2021 and March 31, 2021, goodwill was $18.9 million. No goodwill impairment charges were recorded for each of the three and nine months ended December 31, 2021 and 2020.
9.  Redeemable Convertible Preferred Stock
As of March 31, 2021, there were 76,286,618 shares of redeemable convertible preferred stock issued and outstanding. Upon completion of the IPO in June 2021, all shares of the Company’s redeemable convertible preferred stock outstanding, totaling 76,286,618, were automatically converted into an equivalent number of shares of Class B common stock on a one-to-one basis. The carrying value of redeemable convertible preferred stock of $81.5 million was reclassified into stockholders’ equity. As of December 31, 2021, there were no shares of redeemable convertible preferred stock issued and outstanding.
10.  Equity
Preferred Stock
In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 100,000,000 shares of undesignated preferred stock with a par value of $0.001 per share with rights and preferences, including voting rights, designated from time to time by the Board of Directors. As of December 31, 2021, there were no shares of preferred stock issued and outstanding.
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
The Company has two classes of common stock authorized: Class A common stock and Class B common stock, and are collectively referred to as common stock throughout the notes to the condensed consolidated financial statements, unless otherwise noted. On June 8, 2021, the Company’s Board of Directors and stockholders approved an amendment to the Company’s amended and restated certificate of incorporation which authorized 1,000,000,000 shares of Class A common stock with par value of $0.001 and one vote per share, and 500,000,000 shares of Class B common Stock with par value of $0.001 and ten votes per share. The holders of common stock are entitled to receive dividends, as may be declared by the board of directors. Each of the Company’s 85,523,836 shares of existing common stock outstanding was reclassified into Class B common stock. Each outstanding share of Class B common stock may be converted at any time at the option of the holder into one share of Class A common stock. As of December 31, 2021, there were 103,829,213 shares of Class A common stock, and 86,241,144 shares of Class B common stock outstanding.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Common Stock Warrants
In March 2017, the Company issued warrants to purchase 250,000 shares of common stock at an exercise price of $0.72 per share in connection with a contract signed between the Company and U.S. News & World Report, L.P. (“U.S. News”). The warrants vest on a monthly basis over a 5-year term starting on March 1, 2017. The Company recognizes the fair value of the warrants as stock-based compensation expense and additional paid-in capital over the vesting term of the warrants.
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
On October 8, 2021, the Company signed an amended agreement to revise and extend the existing partnership with the U.S. News. The U.S. News Warrant was concurrently amended to remove the contingency related to the execution of the Commercial Agreement and the number of shares of Class A common stock issuable upon exercise of the U.S. News Warrant was revised from 1,200,000 shares to 516,000 shares. Other terms of the U.S. News Warrant remained the same. The grant-date fair value of the U.S. News Warrant was $34.7 million, which was determined using the Black-Scholes option-pricing model on the date of grant using the following assumptions: fair value of common stock of $76.50, volatility of 46.9%, risk-free interest rate of 1.61%, contractual term of 10 years, and an expected dividend of 0%. The fair value of the warrant will be recognized as expense in cost of revenue in the condensed consolidated statements of operations on a straight-line basis over its vesting term of 6.48 years. During the three and nine months ended December 31, 2021, $1.2 million was recognized as stock-based compensation expense relating to the U.S. News Warrant. As of December 31, 2021, unamortized compensation expense, net of estimated forfeitures, related to the unvested warrants was $33.5 million, which is expected to be recognized over a period of 6.25 years.
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

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The Company grants stock options under terms of the Plans, as well as options outside of the Plans as approved by the board of directors. The Company granted 4,682,582 options during the year ended March 31, 2018 outside of the Plans, of which 1,973,332 options were exercised as of December 31, 2021. As of December 31, 2021, 2,709,250 options issued outside of the Plans were outstanding.
The Company has shares of common stock reserved for issuance as follows (in thousands):

	December 31, 2021	March 31, 2021
Redeemable convertible preferred stock	—	76,287
Common stock warrants	766	250
2010 Equity Incentive Plan
Options outstanding	26,645	33,856
Shares available for future grant	—	1,550
2021 Stock Option and Incentive Plan
Performance-based restricted stock units outstanding	14	—
Restricted stock units outstanding	327	—
Shares available for future grant	22,600	—
2021 ESPP	4,500	—
Options outstanding outside the Plans	2,709	2,720
Total	57,561	114,663
Stock Options
Stock option activities within the Plans as well as outside of the Plans were as follows for both service-based and performance-based options (in thousands, except per share information):

	Number of Shares	Weighted-Average Exercise Price	Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance, March 31, 2021	36,576	$2.80	7.86	$357,366
Options granted	1,966	12.56
Options exercised	(8,536)	1.09
Options forfeited or expired	(652)	3.14
Balance, December 31, 2021	29,354	3.94	7.74	1,355,890
Vested and exercisable as of December 31, 2021	8,755	1.34	5.99	427,159
Vested and expected to vest as of December 31, 2021	27,017	3.80	7.64	1,251,699
The aggregate intrinsic value of options exercised during the nine months ended December 31, 2021 and 2020 was $406.9 million and $19.0 million, respectively.
The weighted-average grant-date fair value of options granted for the nine months ended December 31, 2021 and 2020 was $10.73 and $2.08, respectively.
As of December 31, 2021, unamortized compensation expense, net of estimated forfeitures, related to unvested stock options was $59.0 million, which is expected to be recognized over a weighted-average period of 3.18 years.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The fair value of each option on the date of grant is determined using the Black-Scholes option-pricing model with the assumptions set forth in the following table:

	Nine Months Ended December 31,
	2021			2020
Fair value of common stock	$18.41	–	$21.41	$2.06	–	$7.86
Volatility	46.5%	–	47.0%	51.3%	–	58.3%
Risk-free interest rate	0.77%	–	1.02%	0.26%	–	0.64%
Expected term (in years)	5.00	–	6.09	5.00	–	8.00
Expected dividend	—%			—%
Performance-Based Options
In March 2018, the Board of Directors of the Company granted 1,792,000 options to the Chief Executive Officer with an exercise price of $0.97 per share under the 2010 Plan (the “2018 CEO Grant”) with a liquidity-event performance-based vesting condition based on the occurrence of a qualifying liquidity event, including an IPO, as well as stock price target after the consummation of the IPO. In September 2020, the 2018 CEO Grant was modified to extend the stock price target achievement cutoff date. The fair value of the 2018 CEO Grant was determined using a Monte Carlo simulation approach on the modification date. The achievement of the qualifying event was not considered to be probable prior to the Company’s IPO. Upon the Company's IPO, the liquidity-event performance-based condition was met. During the three and nine months ended December 31, 2021, $0.3 million and $1.5 million was recognized as stock-based compensation expense relating to the 2018 CEO Grant. As the grant consists of a single tranche, the Company will amortize the remaining unrecognized compensation expense of $0.5 million on a straight-line basis over the remaining term of 0.41 years.
As of December 31, 2021, the Company has 480,000 outstanding options with performance-based and service-based vesting conditions that have not yet been met. The performance conditions are satisfied upon meeting certain financial performance and sales targets. During the three and nine months ended December 31, 2021, $0.8 million and $1.0 million was recognized as stock-based compensation expense related to these performance-based options. For the options for which the achievement of the performance vesting conditions is considered probable, the remaining unrecognized compensation expense is $1.2 million, which will be amortized using accelerated attribution method over the remainder of the vesting periods. The amount to be recognized may change based upon actual performance achieved and updates to estimates of future performance.
Restricted Stock Units ("RSUs")
During the nine months ended December 31, 2021, the Company granted 347,121 RSUs under the 2021 Plan. 28,250 of the RSUs vested 50% on November 15, 2021 and 50% shall vest on February 15, 2022. The remaining RSUs granted during the nine months ended December 31, 2021 will generally vest over four years based on continued service.
The RSUs are valued using the closing stock price of its common stock, which is traded on the NYSE, on the day of grant.
The following table summarizes RSU activity during the nine months ended December 31, 2021 (in thousands, except per share information):

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested Balance, March 31, 2021	—	$—
Granted	347	74.53
Vested	(19)	60.58
Forfeited	(1)	53.00
Unvested Balance, December 31, 2021	327	75.40
As of December 31, 2021, total unrecognized stock-based compensation cost, net of estimated forfeitures, related to non-vested RSUs was $18.0 million, and is expected to be recognized over a weighted-average period of approximately 3.56 years.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Performance-Based Restricted Stock Units (“PSUs”)
During the nine months ended December 31, 2021, the Company granted 15,239 PSUs under the 2021 Plan, which had a weighted-average grant date fair value of $80.00. During the nine months ended December 31, 2021, 966 PSUs were forfeited. The PSUs have performance-based vesting conditions that are satisfied upon meeting certain financial performance targets. As of December 31, 2021, 14,273 PSUs were unvested. During the three and nine months ended December 31, 2021, $0.7 million was recognized as stock-based compensation expense related to these PSUs. For the PSUs for which the achievement of the performance vesting conditions is considered probable, the remaining unrecognized compensation expense was $0.4 million, which will be recognized on a straight-line basis over the remaining term of 0.62 years, as the PSUs consist of a single tranche.
The PSUs are valued using the closing stock price of its common stock, which is traded on the NYSE, on the day of grant.
ESPP
The Company’s first offering period under the ESPP began on November 1, 2021 and will end on February 15, 2022. Subsequent offering periods will begin on the first business day occurring on or after each February 16th and August 16th, and will end on the last business day occurring on or before the following August 15th and February 15th, respectively, unless and until otherwise determined by the Administrator of the ESPP. The price at which Class A common stock is purchased under the ESPP is equal to 85% of the fair market value of a share of the Company’s Class A common stock on the first or last day of the offering period, whichever is lower.
The weighted-average grant-date fair value of ESPP stock purchase rights granted during the nine months ended December 31, 2021 was $27.27. The fair value of the ESPP stock purchase rights on the date of grant is determined using the Black-Scholes pricing model with the assumptions set forth in the following table:

Nine Months Ended December 31,
2021
Fair value of common stock	$73.73
Volatility	103.6%
Risk-free interest rate	0.05%
Expected term (in years)	0.29
Expected dividend	—%
During the three and nine months ended December 31, 2021, we withheld $0.8 million in contributions from employees under the ESPP, respectively. As of December 31, 2021, unamortized compensation expense, net of estimated forfeitures, related to the ESPP, was $0.3 million, which is expected to be recognized over a weighted-average period of 0.13 years.
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the condensed consolidated statement of operations for the three and nine months ended December 31, 2021 and 2020 was as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Cost of revenue	$1,912	$179	$2,973	$368
Research and development	2,035	634	4,864	1,179
Sales and marketing	2,681	633	5,575	1,304
General and administrative	3,206	774	8,221	1,531
Total stock-based compensation expense	$9,834	$2,220	$21,633	$4,382

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
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
Minimum Guarantees
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
Other Contractual Commitments
In December 2021, the Company entered into a 3-year web hosting arrangement with an annual commitment of $5.2 million, starting January 1, 2022.
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
Legal Matters
From time to time, the Company has become involved in claims and other legal matters arising in the ordinary course of business. The Company investigates these claims as they arise. Although claims are inherently unpredictable, the Company is currently not aware of any matters that, if determined adversely to the Company, would individually or taken together have a material effect on its results of operations, financial position, or cash flows. No loss contingencies were recorded for the three and nine months ended December 31, 2021 and 2020.
12.  Income Taxes
The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The Company’s effective tax rate of (55.4)% and (37.1)% for the three and nine months ended December 31, 2021, respectively, was lower than the U.S. federal statutory rate, primarily due to stock-based compensation related tax benefits, which are subject to limitations for certain executive officers under IRC section 162(m). The Company’s effective tax rate of 23.5% for the three months ended December 31, 2020 was higher than the U.S. federal statutory rate, primarily due to state tax expenses. The Company’s effective tax rate of 17.6% for the nine months ended December 31, 2020 was lower than the U.S. federal statutory rate, primarily due to state tax expense and partially offset by the U.S. Research and Development Tax Credit. The Company’s effective tax rate is based on forecasted annual income before income taxes ("pre-tax earnings") which may fluctuate through the rest of the year.
The Company is only subject to income taxes in the United States. Significant judgment is required in evaluating the Company’s uncertain tax positions and determining the provision for income taxes. As of December 31, 2021 and March 31, 2021, the Company had unrecognized tax benefits (“UTBs”) of $3.7 million and $3.2 million, respectively. If realized, $2.2 million would impact the effective tax rate while the remainder would reduce deferred tax assets subject to a full valuation allowance. The Company does not expect any material changes to its UTBs within the next 12 months.
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
Substantially all of the Company’s long-lived assets were based in the United States as of December 31, 2021 and March 31, 2021. No country outside of the United States accounted for more than 10% of total revenue for the three and nine months ended December 31, 2021 and 2020. Substantially all of the Company’s revenue was derived in the United States for the three and nine months ended December 31, 2021 and 2020.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
14.  Net Income Per Share Attributable to Common Stockholders
The following table presents the reconciliation of the numerator and denominator for calculating basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Numerator
Net income	$55,647	$17,231	$118,057	$28,727
Less: undistributed earnings attributable to participating securities	—	(11,831)	(21,866)	(17,907)
Net income attributable to Class A and Class B common stockholders, basic and diluted	$55,647	$5,400	$96,191	$10,820
Denominator
Weighted-average shares used in computing net income per share attributable to Class A and Class B common stockholders, basic	188,372	77,766	154,289	72,590
Dilutive effect of assumed exercise of options to purchase common stock	27,762	21,946	28,377	19,568
Dilutive effect of assumed exercise of common stock warrants	247	211	230	128
Dilutive effect of restricted stock units	13	—	8	—
Dilutive effect of ESPP	2	—	1	—
Weighted-average shares used in computing net income per share attributable to Class A and Class B common stockholders, diluted	216,396	99,923	182,905	92,286
Net income per share attributable to Class A and Class B common stockholders, basic	$0.30	$0.07	$0.62	$0.15
Net income per share attributable to Class A and Class B common stockholders, diluted	$0.26	$0.05	$0.53	$0.12
Certain potentially dilutive securities have been excluded from the calculation of diluted net income per share during the applicable periods because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Redeemable convertible preferred stock	—	76,287	—	76,287
Stock options	—	387	—	2,083
RSUs	254	—	118	—
Common stock warrants	477	—	159	—
Total	731	76,674	277	78,370
15.  Subsequent Event
On February 4, 2022, the Company entered into a definitive agreement to acquire the assets of the Amion on-call scheduling and messaging application used by scheduling staff and physicians for cash consideration of $53.5 million paid at closing and earnout consideration of up to $24.0 million, payable over the next 4 years, subject to certain performance milestones. The Company will also issue new restricted stock unit awards worth approximately $5.0 million to certain employees joining the Company as part of the acquisition. The acquisition is expected to close in the first quarter of fiscal 2023, subject to customary closing conditions.

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
Our business model has delivered high revenue growth at scale, while increasing profitability. For the three months ended December 31, 2021 and 2020, we recorded revenue of $97.9 million and $58.7 million, respectively, representing a year-over-year growth rate of 67%. For the nine months ended December 31, 2021 and 2020, we recorded revenue of $249.9 million, and $140.2 million, respectively, representing a year-over-year growth rate of 78%. Our net income was $55.6 million and $17.2 million for the three months ended December 31, 2021 and 2020 and was $118.1 million and $28.7 million for the nine months ended December 31, 2021 and 2020. For the three months ended December 31, 2021 and 2020, we generated Adjusted EBITDA of $47.0 million and $21.5 million. For the nine months ended December 31, 2021 and 2020, we generated Adjusted EBITDA of $110.9 million and $38.0 million, respectively. We have accomplished this while focusing on our core mission to help every physician be more productive and provide better care for their patients.

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
Key Factors Affecting Our Performance
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges. For discussion of these factors, please see “Key Factors Affecting Our Performance” in the Management’s Discussion and Analysis section of the Final Prospectus and “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q for the quarter ended December 31, 2021.
Key Business and Financial Metrics
We monitor a number of key business and financial metrics to determine the health and success of our business, including:
Customers with Trailing 12-Month Subscription Revenue Greater than $100,000. The number of customers with trailing 12-month (“TTM”) product revenue greater than $100,000 is calculated by counting the number of customers that contributed more than $100,000 in subscription revenue in the TTM period. The number of customers with TTM subscription-based revenue of at least $100,000 is a key indicator of the scale of our business. Our customer count is subject to adjustments for acquisitions, consolidations, spin-offs, and other market activity.
The number of customers with at least $100,000 of revenue has grown steadily in recent years as we have engaged new customers and expanded within existing ones. This cohort of customers accounted for approximately 89% of our revenue for the TTM ended December 31, 2021.

	December 31,
	2021	2020
Number of customers with at least $100,000 of revenue	258	172
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

	December 31,
	2021	2020
Net revenue retention rate	171%	145%

Non-GAAP Financial Measures
We use adjusted EBITDA and free cash flow to measure our performance and identify trends, to formulate financial projections, and to make strategic decisions.
Adjusted EBITDA
We define adjusted EBITDA as net income before interest, income taxes, depreciation, and amortization, and as further adjusted for acquisition and other related expenses, stock-based compensation expense, and other income, net. Net income margin represents net income as a percentage of revenue and adjusted EBITDA margin represents adjusted EBITDA as a percentage of revenue.
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
Adjusted EBITDA and adjusted EBITDA Margin increased year-over-year primarily due to higher net income as a result of increased subscription revenue.
A reconciliation of net income to adjusted EBITDA and adjusted EBITDA margin is set forth below along with net income margin:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
	(unaudited)
	(in thousands, except percentages)
Net income	$55,647	$17,231	$118,057	$28,727
Adjusted to exclude the following:
Acquisition and other related expenses	—	326	—	470
Stock-based compensation	9,834	2,220	21,633	4,382
Depreciation and amortization	1,361	1,015	3,672	2,711
Provision for (benefit from) income taxes	(19,838)	5,306	(31,957)	6,157
Other income, net	(20)	(4,601)	(485)	(4,428)
Adjusted EBITDA	$46,984	$21,497	$110,920	$38,019

Revenue	$97,876	$58,709	$249,895	$140,210
Net income margin	57%	29%	47%	20%
Adjusted EBITDA margin	48%	37%	44%	27%
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

The following table presents a reconciliation of our free cash flow to the most comparable GAAP measure, net cash provided by operating activities, for each of the periods indicated:

	Nine Months Ended December 31,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$79,611	$45,422
Purchases of property and equipment	(852)	(98)
Capitalized internal-use software	(2,736)	(3,599)
Free cash flow	$76,023	$41,725
Other cash flow components:
Net cash used in investing activities	$(616,948)	$(27,548)
Net cash provided by financing activities	$556,023	$3,671
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
Through our acquisition of Curative Talent, completed in fiscal 2021, we also generate revenue from temporary and permanent medical recruiting services which we charge on an hourly-fee and placement-fee basis, respectively. Revenue for temporary placement services is recognized net of third-party contractor fees. For the three and nine months ended December 31, 2021 and 2020, the revenue from temporary and permanent medical recruiting services was not significant to our total revenue.
For a description of our revenue accounting policies, see the section titled “Critical Accounting Policies and Estimates” set forth in our Final Prospectus dated June 23, 2021 and filed with the SEC on June 25, 2021.
Cost of Revenue
Cost of revenue is primarily comprised of expenses related to cloud hosting, personnel-related expenses for our customer success team, costs for third-party platform access, software services and contractors, and other services used in connection with delivery and support of our platform. Our cost of revenue also includes the amortization of capitalized internal-use software development costs, editorial and other content-related expenses, and allocated overhead. Cost of revenue is also driven by the growth of our member network and utilization of our telehealth tools. We intend to continue to invest additional resources in our cloud infrastructure and our customer support organizations to support the growth of our business and expect these expenses will increase on an absolute dollar basis.
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
Sales and Marketing
Sales and marketing expense is primarily comprised of personnel-related expenses, sales commissions, travel, and other event expenses. Sales and marketing expense also includes costs for third-party services and contractors, information technology and software-related costs, and allocated overhead. We capitalize the sales commissions that are considered to be incremental and recoverable costs of obtaining a contract with a customer. These sales commissions are amortized over the period of benefit. We expect sales and marketing expense to increase on an absolute basis and to be our largest expense on an absolute basis.
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
Other income, net
Other income, net consists primarily of administrative fees and penalties and interest income earned on our cash equivalents and marketable securities.
Provision for (Benefit from) Income Taxes
Provision for (benefit from) income taxes consists primarily of income taxes in U.S. federal, state, and local jurisdictions in which we conduct business. We calculate income taxes in interim periods by applying an estimated annual effective tax rate to income (loss) before income taxes and by calculating the tax effect of discrete items recognized during the period. Our effective income tax rate generally differs from the U.S. statutory tax rate of 21.0% primarily due to U.S. federal and state research and development tax credits, state income taxes, and stock-based compensation related tax benefits.

Results of Operations
The following tables set forth our condensed consolidated results of operations data and such data as a percentage of revenue for the periods presented. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
	(in thousands)
Revenue	$97,876	$58,709	$249,895	$140,210
Cost of revenue(1)	11,085	7,872	28,022	23,203
Gross profit	86,791	50,837	221,873	117,007
Operating expenses:
Research and development(1)	16,225	11,406	44,926	31,315
Sales and marketing(1)	25,698	17,017	66,230	44,447
General and administrative(1)	9,079	4,478	25,102	10,789
Total operating expenses	51,002	32,901	136,258	86,551
Income from operations	35,789	17,936	85,615	30,456
Other income, net	20	4,601	485	4,428
Income before income taxes	35,809	22,537	86,100	34,884
Provision for (benefit from) income taxes	(19,838)	5,306	(31,957)	6,157
Net income	$55,647	$17,231	$118,057	$28,727
_______________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
	(in thousands)
Cost of revenue	$1,912	$179	$2,973	$368
Research and development	2,035	634	4,864	1,179
Sales and marketing	2,681	633	5,575	1,304
General and administrative	3,206	774	8,221	1,531
Total stock-based compensation expense	$9,834	$2,220	$21,633	$4,382

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
	(percentages of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	11	13	11	17
Gross profit	89	87	89	83
Operating expenses:
Research and development	17	19	18	22
Sales and marketing	26	29	27	31
General and administrative	9	8	10	8
Total operating expenses	52	56	55	61
Income from operations	37	31	34	22
Other income, net	—	7	—	2
Income before income taxes	37	38	34	24
Provision for (benefit from) income taxes	(20)	9	(13)	4
Net income	57%	29%	47%	20%

Comparison of the three and nine months ended December 31, 2021 and 2020.
Revenue

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands, except percentages)
Revenue	$97,876	$58,709	$39,167	67%	$249,895	$140,210	$109,685	78%
Revenue for the three months ended December 31, 2021 increased $39.2 million as compared to the same period in 2020. The increase was primarily driven by a $35.9 million increase in subscription revenue1. Of the increase in subscription revenue, $7.0 million was driven by the addition of new subscription customers2 and $28.7 million was the result of expansion of existing customers by adding new brands and service lines, growing existing brands and service lines, and upselling additional modules. For our existing Marketing Solutions customers, the average revenue per customer increased 60% as compared to the same period in the prior year driven by the average number of modules and average number of brands per customer increasing 13% and 11%, respectively. Approximately 93% of our revenue for the three months ended December 31, 2021 was derived from subscription customers. The remaining increase in revenue was driven by an increase in medical recruiting services.
Revenue for the nine months ended December 31, 2021 increased $109.7 million as compared to the same period in 2020. The increase was primarily driven by a $104.2 million increase in subscription revenue1. Of the increase in subscription revenue, $14.4 million was driven by the addition of new subscription customers2 and $89.5 million was the result of expansion of existing customers by adding new brands and service lines, growing existing brands and service lines, and upselling additional modules. For our Marketing Solutions customers, the average revenue per customer increased 74% as compared to the same period in the prior year driven by the average number of modules and average number of brands per customer increasing 16% and 10%, respectively. Approximately 93% of our revenue for the nine months ended December 31, 2021 was derived from subscription customers. The remaining increase in revenue was driven by an increase in medical recruiting services.
Cost of revenue, gross profit and gross margin

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands, except percentages)
Cost of revenue	$11,085	$7,872	$3,213	41%	$28,022	$23,203	$4,819	21%
Gross profit	$86,791	$50,837	$35,954	71%	$221,873	$117,007	$104,866	90%
Gross margin	89%	87%			89%	83%
Cost of revenue for the three months ended December 31, 2021 increased $3.2 million as compared to the same period in 2020. The increase in cost of revenue was primarily due to $1.2 million expense from the U.S. News warrant granted in October 2021 and a $1.5 million increase in personnel-related costs as a result of headcount growth of approximately 36%. These increases were partially offset by a $0.8 million decrease in third-party software costs as a result of renegotiating our pricing terms with our vendors due to increasing scale as well as a lower volume of virtual visits as compared to the prior year period when our Dialer tool was available to all members for free. The remaining increase was due to the growth of our business.
Cost of revenue for the nine months ended December 31, 2021 increased $4.8 million as compared to the same period in 2020. The increase was largely due to $1.2 million expense from the U.S. News warrant granted in October 2021 and a $4.1 million increase in personnel-related costs as a result of headcount growth of approximately 36%. In addition, there was a $0.9 million increase in consulting services and a $0.9 million increase in amortization of capitalized internal-use software. These increases were partially offset by a $2.9 million decrease in third-party software costs as a result of renegotiating our pricing terms with our vendors due to increasing scale as well as a lower volume of virtual visits when compared to the prior year period when our Dialer tool was available to all members for free. The remaining increase was due to the growth of our business.
1 A de minimis amount of the change in subscription revenue was generated from Dialer Pro subscriptions for individuals and small practices and other non-recurring items.
2 We define new subscription customers as revenue generating subscription customers in the current fiscal period who did not contribute any revenue for the same period in the prior fiscal year.

The gross margin for the three and nine months ended December 31, 2021 increased due to the growth in our revenue outpacing the growth in our cost of revenue.
Operating Expenses
Research and development

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands, except percentages)
Research and development	$16,225	$11,406	$4,819	42%	$44,926	$31,315	$13,611	43%
Research and development expense for the three months ended December 31, 2021 increased $4.8 million as compared to the same period in 2020. The increase in research and development expense was primarily driven by a $2.1 million increase in personnel-related costs as a result of headcount growth of 28% and a $1.4 million increase in stock-based compensation expense as a result of an increase in the weighted average grant date fair values of our equity grants as well as headcount growth. The remaining increase was primarily related to a $0.7 million increase in third-party software subscription and license costs as a result of headcount growth.
Research and development expense for the nine months ended December 31, 2021 increased $13.6 million as compared to the same period in 2020. The increase in research and development expense was primarily driven by a $6.8 million increase in personnel-related costs as a result of headcount growth of 26% and a $3.7 million increase in stock-based compensation expense which was attributable to an increase in the weighted-average grant date fair values of our equity grants as well as headcount growth. The remaining increase was primarily related to a $1.8 million increase in third-party software subscription and license costs as a result of headcount growth and a $0.9 million increase in employee events and travel-related expenses as we resumed certain in-person events.
Sales and marketing

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands, except percentages)
Sales and marketing	$25,698	$17,017	$8,681	51%	$66,230	$44,447	$21,783	49%
Sales and marketing expense for the three months ended December 31, 2021 increased $8.7 million as compared to the same period in 2020. The increase in sales and marketing expense was a result of the growth in our business, specifically driven by a $2.9 million increase in personnel-related costs due to headcount growth of 24%. The increase was also driven by a $2.0 million increase in stock-based compensation expense mainly due to headcount growth and an increase in the weighted-average grant date fair values of our equity grants. In addition, there was a $1.6 million increase in commissions and incentive compensation primarily driven by an increase in sales activity.
Sales and marketing expense for the nine months ended December 31, 2021 increased $21.8 million as compared to the same period in 2020. The increase in sales and marketing expense was a result of the growth in our business, specifically driven by a $7.6 million increase in personnel-related costs due to headcount growth of 23% as well as a $4.4 million increase in incentive compensation due to an increase in sales activity. The increase was also driven by a $4.3 million increase in stock-based compensation expense mainly due to headcount growth and an increase in the weighted-average grant date fair values of our equity grants. Additionally, there was a $2.4 million increase in deferred contract costs amortization due to higher sales volume, a $0.8 million increase in marketing expenses, and a $0.7 million increase in employee events and travel-related expenses as we resumed certain in-person events. The remaining increase in sales and marketing expense primarily related to a $0.6 million increase in third-party software subscription and license costs as a result of headcount growth.

General and administrative

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands, except percentages)
General and administrative	$9,079	$4,478	$4,601	103%	$25,102	$10,789	$14,313	133%
General and administrative expense for the three months ended December 31, 2021 increased $4.6 million as compared to the same period in 2020. The increase in general and administrative expense was primarily driven by a $2.4 million increase in stock-based compensation expense, of which $1.6 million related to the increase in the weighted-average grant date fair values of our equity instruments, with the remaining $0.8 million related to performance-based options that became probable of achievement during the third quarter of fiscal 2022. The remaining increase in general and administrative expenses was primarily related to a $1.0 million increase in insurance premiums as a result of becoming a public company and a $0.7 million increase in personnel expenses as a result of headcount growth of 54%.
General and administrative expense for the nine months ended December 31, 2021 increased $14.3 million as compared to the same period in 2020. The increase in general and administrative expense was primarily driven by a $6.7 million increase in stock-based compensation, of which $4.3 million related to the increase in headcount and the weighted-average grant date fair values of our equity grants and $2.4 million related to performance grants where the performance conditions were met or became probable during fiscal 2022. This increase was also driven by a $2.2 million increase in personnel-related costs as a result of headcount growth of approximately 51%, a $2.1 million increase in insurance expense and a $1.8 million increase in accounting and legal services as we incurred additional expenses as a result of becoming a public company.
Other income, net

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands, except percentages)
Other income, net	$20	$4,601	$(4,581)	(100)%	$485	$4,428	$(3,943)	(89)%
Other income, net for the three and nine months ended December 31, 2021 decreased $4.6 million and $3.9 million, respectively, as compared to the same period in 2020. The decrease for the three and nine months ended December 31, 2021 was primarily driven by a gain that was recognized in October 2020 upon the sale of a portion of the Curative Talent business.
Provision for (benefit from) income taxes

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$(19,838)	$5,306	$(25,144)	NM	$(31,957)	$6,157	$(38,114)	NM
___________________
NM: Percentage not meaningful.
For the three and nine months ended December 31, 2021, we had income tax benefits of $19.8 million and $32.0 million, respectively, as compared to income tax expense of $5.3 million and $6.2 million for the three and nine months ended December 31, 2020, respectively. This change was primarily driven by increased tax deductions from stock option activities following our initial public offering in June 2021.
Liquidity and Capital Resources
Since inception, we have financed operations primarily through proceeds received from sales of equity securities and payments received from our customers. As of December 31, 2021, our principal sources of liquidity were cash and cash equivalents and marketable securities of $765.6 million. Our marketable securities consist of U.S. government and agency securities, corporate notes and bonds, commercial paper, certificates of deposit, asset-backed securities, and sovereign bonds.

In June 2021, we completed our IPO, in which we issued and sold 22,505,750 shares of our Class A common stock at $26.00 per share, including 3,495,000 shares issued upon the exercise of the underwriters’ option to purchase additional shares. We received proceeds of $548.5 million after deducting underwriting discounts and commissions as well as deferred offering costs.
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
Cash Flows

	Nine Months Ended December 31,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$79,611	$45,422
Net cash used in investing activities	$(616,948)	$(27,548)
Net cash provided by financing activities	$556,023	$3,671
Net cash provided by operating activities
Cash provided by operating activities was $79.6 million for the nine months ended December 31, 2021. This consisted of net income of $118.1 million, adjusted for non-cash items of $5.1 million and a net decrease in operating assets and liabilities of $43.5 million. Non-cash items primarily consisted of stock-based compensation expense of $21.6 million, amortization of deferred contract costs of $7.4 million, depreciation and amortization expense of $3.7 million, amortization of the premium on marketable securities of $2.9 million, offset by a negative non-cash adjustment for deferred tax benefit of $32.0 million. The net decrease in operating assets and liabilities was driven by $19.6 million increase in accounts receivable due to the growth of our business and the timing of collections, a $17.5 million decrease in deferred revenue due to the timing of customer billings and program launches, and a $6.7 million increase in deferred contract costs due to increased sales activity. These decreases were partially offset by an increase of $8.0 million in accrued expenses and other current liabilities, which was primarily a result of increased accrued incentive compensation due to higher sales and timing of payments.
Cash provided by operating activities was $45.4 million for the nine months ended December 31, 2020. This consisted of net income of $28.7 million, adjusted for non-cash items of $13.0 million and a net increase in operating assets and liabilities of $3.7 million. Non-cash items primarily consisted of amortization of deferred contract costs of $4.7 million, stock-based compensation expense of $4.4 million, and deferred income taxes of $4.1 million. The net increase in operating assets and liabilities was primarily driven by an increase of $19.4 million in deferred revenue due to the addition of new customers and expansion from existing customers and the timing of customer billings, partially offset by an increase of $14.5 million in accounts receivable due to the growth of our business and the timing of collections.
Net cash used in investing activities
Cash used in investing activities was $616.9 million for the nine months ended December 31, 2021, which primarily consisted of purchases of marketable securities of $1.3 billion, partially offset by proceeds from the sale of marketable securities of $616.9 million and proceeds from the maturities of marketable securities of $41.6 million.
Cash used in investing activities was $27.5 million for the nine months ended December 31, 2020, which primarily consisted of purchases of marketable securities of $34.4 million and cash paid for the acquisition of Curative Talent of $31.7 million, partially offset by proceeds from the maturities of marketable securities of $38.0 million.

Net cash provided by financing activities
Cash provided by financing activities was $556.0 million for the nine months ended December 31, 2021, which primarily consisted of $553.9 million of proceeds from the issuance of common stock upon our initial public offering after deducting underwriting fees and commissions and $9.2 million of net proceeds from the exercise of stock options. These proceeds were partially offset by $4.0 million in payments for deferred offering costs and $2.7 million in payments from the repurchase and retirement of common stock.
Cash provided by financing activities was $3.7 million for the nine months ended December 31, 2020, primarily from proceeds from the exercise of stock options.
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
Minimum Guarantees
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
Other Contractual Commitments
In December 2021, the Company entered into a 3-year web hosting arrangement with an annual commitment of $5.2 million, starting January 1, 2022.
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
Interest Rate Risk
Our cash and cash equivalents and marketable securities primarily consist of cash on hand and highly liquid investments in money market funds, corporate notes and bonds, asset-backed securities, certificates of deposit, commercial paper, U.S. government and agency securities, and sovereign bonds. As of December 31, 2021, we had cash and cash equivalents of $85.1 million and marketable securities of $680.5 million. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair value of our investments. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates.
A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $12.6 million in the market value of our cash equivalents and marketable securities as of December 31, 2021. Fluctuations in the value of our investments caused by a change in interest rates are recorded in other comprehensive income and are realized only if we sell the underlying securities.
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
Since launching our platform in fiscal 2012, we have experienced rapid growth and we continue to rapidly and significantly expand our operations. While we have experienced significant revenue growth in prior periods, it is not indicative of our future revenue growth. We expect our revenue growth rate will decline. In the three and nine months ended December 31, 2021, our revenue grew by 67% and 78% as compared to the same periods last year. In addition, our full-time equivalent employee headcount has grown from 713 as of March 31, 2021 to 850 as of December 31, 2021. This expansion increases the complexity of our business and places significant strain on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions. We may not be able to manage growth effectively, which could damage our reputation, limit our growth, and negatively affect our operating results.
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
In the three months ended December 31, 2021, none of our customers accounted for 10% or more of total revenue, while one of our customers accounted for 10% or more of total revenue for the nine months ended December 31, 2021. In the three and nine months ended December 31, 2020, one of our customers accounted for 10% or more of total revenue. The sudden loss of any of our largest customers or the renegotiation of any of our largest customer contracts could have a significant impact on our revenue, the growth rate of our revenue, our reputation, and our ability to obtain new customers.

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
In December 2019, a novel strain of coronavirus, SARS-CoV-2, was identified in Wuhan, China. Since then, SARS-CoV-2, and the resulting disease, COVID-19, has spread to almost every country in the world and all 50 states within the United States. Global health concerns relating to the outbreak of COVID-19 have been weighing on the macroeconomic environment, and the outbreak has significantly increased economic uncertainty. In addition, any industry connected to the delivery of healthcare services has been significantly impacted in the attempt to respond to the needs created by the outbreak. While vaccinations beginning in 2021 allowed for the partial reopening of the economy, the recent “Omicron” variant of the virus, as well as reduced efficacy of vaccines over time and the possibility that a large number of people decline to get vaccinated or receive booster shots, creates inherent uncertainty as to the future of our business, our industry and the economy in general in light of the COVID-19 pandemic. Despite vaccine efforts, the duration and severity of this pandemic is unknown, and the extent of the business disruption and financial impact depend on factors beyond our knowledge and control.
The spread of COVID-19, including the Omicron variant, has caused us to modify our business practices, and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, members, and partners. In addition, the COVID-19 pandemic and the determination of appropriate measures and business practices has diverted management’s time and attention. A larger percentage of our employees are now working from home, and if they are not able to effectively do so, or if our employees contract COVID-19 or another contagious disease, we may experience a decrease in productivity and operational efficiency, which would negatively impact our business, financial condition, and results of operations. Further, because an increased number of employees are working remotely in connection with the COVID-19 pandemic, we may experience an increased risk of security breaches, loss of data, and other disruptions as a result of accessing sensitive information from multiple remote locations.
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
The full extent to which the COVID-19 pandemic will impact our business, results of operations, and financial condition is still unknown and will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the COVID-19 pandemic, the impact and severity of new variants, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future.
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
As of March 31, 2021, we had accumulated $7.2 million state net operating loss carryforwards, or NOLs to reduce future taxable income, portions of which will begin to expire in 2029. Under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other tax attributes, including R&D tax credits, to offset its post-change income or taxes may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5 percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Based on an assessment of our historical ownership changes through December 31, 2021, we do not anticipate a current limitation on the tax attributes. Our ability to use NOLs and other tax attributes to reduce future taxable income and liabilities may be subject to limitations as a result of ownership changes that may occur in the future.
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including our executive officers and directors and their affiliates, together hold approximately 89.3% of the voting power of our outstanding capital stock as of December 31, 2021. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively will continue to control a substantial majority of the combined voting power of our common stock and therefore, assuming no material sales of such shares, will be able to control all matters submitted to our stockholders for approval until ten years from the date of the Final Prospectus, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders. Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning purposes. The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. If, for example, our executive officers (including our Chief Executive Officer), employees, directors and their affiliates retain a significant portion of their holdings of Class B common stock for an extended period of time, they could, in the future, continue to control a majority of the combined voting power of our Class A common stock and Class B common stock.
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
If our existing stockholders sell substantial amounts of our Class A common stock in the public market in a short period of time, the market price of our Class A common stock could decrease significantly. The perception in the public market that our existing stockholders might sell shares of Class A common stock could also depress our market price. Our executive officers and directors and certain of our stockholders are subject to the Rule 144 holding period requirements. After the holding periods have elapsed and, in the case of restricted stock, the shares have vested, additional shares will be eligible for sale in the public market. The market price of shares of our Class A common stock may drop significantly when the restrictions on resale by our existing stockholders lapse. A decline in the price of shares of our Class A common stock might impede our ability to raise capital through the issuance of additional shares of our Class A common stock or other equity securities.
In addition, certain stockholders have rights, under our investors’ rights agreement, to require us to register shares owned by them for public sale in the United States. We also have certain holders of outstanding options that, if fully exercised, would result in the issuance of shares of Class A common stock. All of the shares of Class A common stock issuable upon the exercise of stock options and the shares reserved for future issuance under our equity compensation plans have been registered for public resale under the Securities Act. As a result, subject to the satisfaction of applicable exercise periods, the shares issued upon exercise of outstanding stock options will be available for immediate resale in the United States in the open market. Sales of our Class A common stock as restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales could also cause the trading price of our Class A common stock to fall and make it more difficult for you to sell shares of our Class A common stock.
Additionally, certain of our employees, executive officers, and directors have entered into, and may further enter into, Rule 10b5-1 trading plans providing for sales of shares of our Class A common stock from time to time. Under a Rule 10b5-1 trading plan, a broker executes trades pursuant to parameters established by the employee, director, or officer when entering into the plan, without further direction from the employee, officer, or director. Our employees, executive officers, and directors also may buy or sell additional shares outside of a Rule 10b5-1 trading plan when they are not in possession of material, nonpublic information, subject to the Rule 144 requirements referred to above.
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
The following sets forth information regarding all securities sold during the nine months ended December 31, 2021 that were not registered under the Securities Act.
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
Non-Plan Issuances
For the nine months ended December 31, 2021, we have sold the following securities without registration under the Securities Act:
•We issued and sold to our employees, consultants, and other service providers an aggregate of 10,000 shares of Class B common stock upon the exercise of options outside of the Plan, at an exercise price of $0.97 per share and aggregate consideration of approximately $9,700.
Warrant Issuances
•On June 14, 2021, we issued U.S. News & World Report, L.P. a warrant to purchase up to 1,200,000 shares of Class A common stock at an exercise price of $12.56 per share (the “U.S. News Warrant”), contingent upon the execution of a commercial agreement by September 10, 2021. On September 3, 2021, the U.S. News Warrant was amended to be contingent on the execution of a commercial agreement by October 10, 2021. On October 8, 2021, the Company amended the U.S. News Warrant a second time to remove the contingency related to the execution of the commercial agreement; the parties instead chose to revise and extend the existing commercial arrangement and the number of shares of Class A common stock issuable upon exercise of the U.S. News Warrant was revised from 1,200,000 shares to 516,000 shares.
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
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	S-1/A	333-256584	3.2	June 15, 2021

3.2	Form of Amended and Restated Certificate of Incorporation of the Registrant to be in effect immediately prior to the completion of this offering.	S-1/A	333-256584	3.4	June 15, 2021

4.1	Form of Class A common stock certificate of the Registrant.	S-1	333-256584	4.1	May 28, 2021

4.2	Warrant to Purchase Shares of Class A Common Stock issued to U.S. News & World Report, L.P., dated June 14, 2021.	10-Q	001-40508	4.2	August 12, 2021

4.3	Amendment to Warrant to Purchase Shares of Class A Common Stock issued to U.S. News & World Report, L.P., dated September 2, 2021.	10-Q	001-40508	4.3	November 10, 2021

4.4	Second Amendment to Warrant to Purchase Shares of Class A Common Stock issued to U.S. News & World Report, L.P., dated October 8, 2021.	10-Q	001-40508	4.4	November 10, 2021

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-256584	10.1	June 15, 2021

10.2#	2010 Equity Incentive Plan, as amended, and forms of agreements thereunder.	S-1/A	333-256584	10.2	June 15, 2021

10.3#	2021 Stock Option and Incentive Plan, and forms of agreements thereunder.	S-1/A	333-256584	10.3	June 15, 2021

10.4#	2021 Employee Stock Purchase Plan.	S-1/A	333-256584	10.4	June 15, 2021

10.5#	Senior Executive Cash Incentive Bonus Plan.	S-1/A	333-256584	10.5	June 15, 2021

10.6#	Non-Employee Director Compensation Policy.	S-1/A	333-256584	10.6	June 15, 2021

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith
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

SIGNATURES
Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 9, 2022.

DOXIMITY, INC.

By:	/s/ Jeffrey Tangney
Jeffrey Tangney Chief Executive Officer (Principal Executive Officer)

By:	/s/ Anna Bryson
Anna Bryson Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)