Form 10-K
period 2022-03-31
Doximity, Inc.
filed 2022-05-27
CIK 1516513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2022
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-40508

Doximity, Inc.
Exact Name of Registrant as Specified in Its Charter)

Delaware	27-2485512
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

500 3rd St. Suite 510 San Francisco, CA 94107 (Address of principal executive offices, including zip code)
(650) 549-4330 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.001 par value per share	DOCS	The New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of September 30, 2021, based on the closing price of $80.70 for a share of Class A common stock on the New York Stock Exchange, was approximately $9.0 billion.
The registrant had outstanding 110,086,201 shares of Class A common stock and 83,022,658 shares of Class B common stock as of May 20, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to the 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended March 31, 2022.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, which are statements that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Annual Report on From 10-K include, but are not limited to, statements about:
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
•the effects of the COVID-19 pandemic or other pandemic, epidemic, or infectious diseases;
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
•our expectations regarding the time during which we will be, and the risks related to our status as, an emerging growth company under the Jumpstart Our Business Startups Act, or JOBS Act;
•developments and projections relating to our competitors and our industry, including competing solutions;
•impact from future regulatory, judicial, and legislative changes or developments that may affect our customers’ or our business; and

•the risks related to our Class A common stock and our dual class common stock structure.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, results of operations, financial condition, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

PART I
Item 1. Business
Overview
We are the leading digital platform for U.S. medical professionals, as measured by the number of U.S. physician members, with over two million medical professional members as of March 31, 2022. Our members include more than 80% of physicians across all 50 states and every medical specialty, as well as over 50% of U.S. nurse practitioners and physician assistants, and over 90% of graduating U.S. medical students.
Our mission is to help every physician be more productive and provide better care for their patients. We are physicians-first, putting technology to work for doctors instead of the other way around. That guiding principle has enabled Doximity to become an essential and trusted professional platform for physicians. Doximity’s physician cloud puts modern software tools in the hands of physicians and other medical professionals. We provide our members with capabilities specifically built for medical professionals, enabling them to collaborate with their colleagues, securely coordinate patient care, conduct virtual patient visits, stay up-to-date with the latest medical news and research, and manage their careers.
At the core of our platform is the largest medical professional network in the nation, which creates proximity within our community of doctors and hundreds of thousands of other medical professionals. Our focus on clinician-centric product design and productivity has led to high levels of health professional adoption and endorsement. For example, we had over 350,000 unique active providers use our telehealth tools in the quarter ended March 31, 2022.
Our business model is designed to both respect and support physicians while driving value for our customers through our Marketing, Hiring, and Telehealth Solutions (see defined below). Our revenue-generating customers, primarily pharmaceutical manufacturers and health systems, have access to a suite of commercial solutions that benefit from broad physician usage.
Our “Marketing Solutions” enable our pharmaceutical and health system customers to get the right content, services, and peer connections to the right medical professionals through a variety of modules. Our Marketing Solutions deliver high engagement and high value and help those customers embrace the shift to digital marketing. We count the top pharmaceutical manufacturers and hospitals and health systems as our customers.
Our “Hiring Solutions” provide digital recruiting capabilities to health systems and medical recruiting firms, enabling them to identify, connect with, and hire from our network of both active and passive potential medical professional candidates, who might otherwise be missed through traditional recruiting channels.
Our “Telehealth Solutions”, which are software tools that include voice and video Dialer, are designed to easily connect patients with care providers. Our Dialer tool has powered over 100 million virtual patient visits since launch.
The ecosystem we have created in the medical community benefits from powerful network effects. Medical professional engagement with our platform increases as the breadth and utility of our tools expands, attracting even more members and driving broader and more effective communication and collaboration among healthcare professionals. This also drives greater value for our pharmaceutical and health system customers that seek to interact with specific groups of physicians. In turn, the insights that we gain from increased use of our platform enable us to invest in improving our tools and solutions to meet the changing needs of our members, customers, and the patients that they care for, ultimately creating a win-win-win for all constituents in our ecosystem.
Our member interactions have enabled us to build a vast, interactive data set intelligently combining proprietary information and previously-siloed public information. When coupled with our customized algorithms and our team of analysts, engineers, and clinical experts, we believe this gives us unique, unparalleled insight into the specific needs of medical professionals in the United States that would be highly challenging and time consuming for any competitor to replicate.
Our Tools for Medical Professionals
The Doximity platform is free to join and use for U.S. medical professionals. Becoming a member of Doximity is as simple as navigating to our homepage or downloading our mobile app, and entering a first and last name and verifying real-name identity by National Prescriber Identifier, Social Security Number, Drug Enforcement Administration Registration Number, or medical email account confirmation. Our technology platform provides most medical professionals with a pre-populated profile using publicly and commercially available third-party data which members can further supplement, update, and refine.
Once verified, members gain access to our network, newsfeed, and—depending on their credentials—core features of our productivity tools, including telehealth.

Our Professional Network
•Profile. Members have a personalized and validated professional profile on the Doximity network that acts as a digital curriculum vitae. Profile information includes education and training, hospital affiliations and practice contact as well as information, certifications and licenses, specialization and clinical expertise, links to published research reports and press mentions, clinical trial participation, and any awards conferred. Our technology automatically searches for and updates new information on a daily basis. Members may also choose to share personal contact information (such as email or cell phone number) with other medical professionals on an individual, opt-in basis, each time they make a connection with another member.
•Connectivity with colleagues. Our network makes it easy for professionals to connect and stay in touch with the broader medical community. We regularly suggest new connections to members, such as co-residents, co-fellows, co-authors, colleagues from the same hospital or practice, and medical school classmates, enabling referrals, sharing of medical knowledge, and career opportunities.
•Search. Members can use our powerful search technology to find other medical professionals by name, specialty, expertise, affiliation, or location. For example, a physician may have a patient with a chronic condition that requires specialist care at another health system or in another state. The physician can use our search tool to find the right expert for a right chronic condition at the closest health system, and potentially leverage mutual connections for a warm introduction.
•Careers. Our platform provides numerous tools that empower physicians to manage their careers effectively from training through retirement.
◦For practicing physicians. Members can browse permanent and locum tenens opportunities, set up job alerts to stay abreast of career opportunities matching their interests, and directly connect with our Hiring Solutions customers. Members also have access to detailed job market data, such as our Salary Map, which provides a first-of-its-kind county-level look at physician compensation trends across specialties and geographies.
◦For students and residents. Members beginning their medical careers can discover and compare training programs across the country using Residency Navigator, a tool which provides a transparent look into U.S. medical residency programs, powered by peer nominations, ratings, and hand-written reviews, giving medical students the tools they need to navigate their future in medicine and to help choose the right program for their career goals. We do not accept fees or payments from hospitals or medical residency programs to impact their ranking or visibility on Residency Navigator. Residency Navigator serves as a relationship funnel for new members at the beginning of their medical careers. Over 90% of graduating U.S. medical students join Doximity to use tools including Residency Navigator before earning their medical degree.
Newsfeed
Our newsfeed serves as the personalized, curated home screen for each member when they sign on to the Doximity platform. We leverage artificial intelligence, or AI, including machine learning, or ML, to create a personalized and curated newsfeed for each of our members. Our platform provides access, free of charge to all of our members, to content from a variety of internal and third-party sources, including content created in-house and content linked to third-party sites (some of which may require a separate subscription).
•Medical articles. Our platform uses both algorithms and clinical editors to select content from a variety of sources based on a member’s profile and reading interests. Information used to select articles includes each member’s specialties, qualifications, connections, and content preferences, along with what is popular across our network at that time. We are able to aggregate connections to relevant content from a variety of different sources, such as medical journals and specialist websites that a member might otherwise have to search for separately.
•Medical videos. Information about recent clinical trials or research results are distributed in an easy-to-consume video format, optimized for desktop or mobile viewing. Videos are designed to be brief, relevant and eye-catching to disseminate knowledge without wasting a physician’s time.
•Continuing Medical Education, or CME, credit. Our platform automatically tracks the articles that our members read, logging eligible CME credit for them as they go.

•Peer and colleague updates. Doximity members can stay abreast of and celebrate the professional updates and accomplishments of their peers and colleagues, from new jobs to awards, newly authored publications, and press mentions.
•Clinical discussions. Members can comment on and react to posts directly in their newsfeed. For example, members might discuss the results of a new clinical study, or even ask questions to the author of that study. Members can also submit for publication Op-Med articles, which is long-form content written by clinicians for clinicians, covering topics such as front-line experiences and practice-changing viewpoints. Ultimately, dialogue and interactive elements drive engagement within the ecosystem and facilitate peer-to-peer education.
•Sponsored content. Certain articles and videos are marked as sponsored content and are designed to be highly relevant to our members. These can appear to our members and are created in concert with our pharmaceutical and health systems customers and may include information about medications, clinical trials, guidelines and resources, and trends in medical and patient care. They are developed in collaboration with our customer success team to ensure they meet the high quality standards of our community.
Productivity
Members of our platform are able to access our productivity tools, a suite of Health Insurance Portability and Accountability Act, or HIPAA, compliant communication and digital workflow tools that are designed with their needs in mind to make their daily workflows more efficient. We put the following critical digital tools in one easy-to-use app and website.
•Digital Fax and eSignature. Allows physicians to send and receive HIPAA-compliant faxes through our mobile app or website. Members can electronically sign, edit, date, add attachments, and customize the cover page for their faxed documents, eliminating the need to print, manually sign, and re-scan documents. This streamlines patient care coordination and digital record keeping.
•Secure Messaging. Enables members to collaborate securely regarding patient consultations, and coordinate care across multiple care team members, specialists, systems, or locations.
•Dialer. Our members can connect with their patients through our Dialer telehealth feature through Dialer Free, which is available for free to all members, through Dialer Pro, a paid version with some enhanced capacities, or Dialer Enterprise, which may be purchased by a hospital enterprise. Physicians can either initiate the visits in the Doximity app, or use the leading EHR app, Haiku by Epic, to find a patient’s information and start a visit with one tap, under an enterprise license. Dialer visits can be either voice or video based. Voice visits allow physicians to pre-set their Caller ID to their office number, which maintains the privacy of their personal line while increasing the likelihood that the patient will answer so that they can efficiently connect on-the-go. Video visits allow physicians to convert their smartphone and desktop to a telemedicine hub, without any extra download or sign in required for patients. Additional convenient features are accessible during a video call, such as the ability to easily add an interpreter or family member, or hand off the call to another member of the care team with one click, all in a HIPAA-compliant manner.
Our Solutions for Healthcare Customers
We offer Marketing, Hiring, and Telehealth Solutions to pharmaceutical manufacturers, health systems, medical recruiting firms, and certain other healthcare companies on a predominantly subscription basis. In fiscal 2022, we had 265 customers which contributed at least $100,000 of subscription revenue. Our solutions focus on win-wins for our customers and our members, containing useful and relevant information for the physician's particular area of practice and their patients’ needs, while being respectful of their time.
Marketing Solutions
We provide a digital marketing platform for pharmaceutical manufacturers and health systems to serve our members with tailored content that is highly relevant to their clinical practices. Pharmaceutical manufacturers purchase programs on a brand-by-brand basis, and health systems execute programs on a service line by service line basis. Service lines in health systems refer to patient-centric clinical specialties, such as cardiology, oncology, neurology, and otolaryngology, among others.
Our customers are able to specify a combination of audience attributes, such as specialty, credential, and location, and also choose modules. Modules are the core building blocks of the marketing plan and are additive to one another. We package them into programs to meet the needs of individual brands and service lines. Our modules can be categorized as Awareness, Interactivity, and Peer, as follows:

•Awareness: modules that generate awareness and build name recognition, such as text and video articles. The content of these modules may include updates on how certain drugs perform in clinical trials, the opening of new hospitals or departments within a health system, or other information that is relevant to our members.
•Interactivity: modules that enable digital activities such as conference attendance, connecting with a sales representative, booking an appointment, or ordering product samples.
•Peer: modules that enable our members to connect and build professional relationships with thought-leaders, department chairs, and other experts within the Doximity network.
We seek to develop new modules in response to customer feedback and market trends and to address specific needs of our customers. For example, an Interactivity module may appear adjacent to articles about scientific congresses or professional meetings.
Our goal is to make sponsored content useful, relevant, and informative for our members. We have a customer success team that ensures both that our customers receive tangible, measurable, and repeatable benefits from their marketing spend, and that our members have access to sponsored content that is relevant and informative. The team works directly with our customers to deeply understand a customer’s goals, priorities, and messaging before helping with content and media formats. Our team can develop new content or fine-tune and reformat existing content for digital and feed-friendly marketing. We also provide ongoing support and reporting at the customer’s request.
We have become a valued collaborator to our customers. We have a track record of expanding throughout the medication portfolios of pharmaceutical customers and into additional service lines throughout a health system while also upselling additional modules.
Hiring Solutions
We offer our Hiring Solutions to both health systems and medical recruiting firms, which pay for subscriptions that provide them with the ability to search and connect with medical professionals on Doximity. Our AI and ML-supported platform enables customers to run highly targeted hiring campaigns across a range of medical specialties and sub-specialties, uncovering passive but eligible candidates for proactive outreach on any locum tenens or permanent position.
Our modules for Hiring Solutions consist of the following:
•Job posts. Individual listings on our platform for open jobs, either posted directly by a health system or by a recruiting firm. Our members can search and browse these listings.
•Direct message. Recruiters, physicians, and administrators can direct message members who might be a good fit for a given open position. These messages may or may not be for an opening that has been posted on our job posts.
Both job posts and direct messages are sold as a subscription that entitles the customer to a certain number of job listings or messages on a self-serve basis throughout the contract period.
We also have a tech-enabled, higher-touch Hiring Solution called Curative, combining Doximity’s data science and intelligence with the service of Curative’s customer-focused recruiters. Our account managers at Curative work with health systems to source both locum tenens and permanent staffing, leveraging our platform and providing a higher level of support on an ongoing basis than our self-service Hiring Solutions. Health systems enter into a contract with Curative on an hourly-fee or a placement-fee basis.
Telehealth Solutions for Health Systems
We provide Dialer Enterprise to health systems and hospitals seeking an accessible but powerful telehealth solution. The organic adoption of our direct-to-member offerings—Dialer Free and Dialer Pro— is an important factor driving our Enterprise offerings. Many users have already adopted Dialer into their regular workflow and this familiarity significantly streamlines implementation when health systems are deploying Dialer Enterprise while competitor solutions often require a full physician training.
Dialer Enterprise enables unlimited access to Dialer for all users across a health system’s organization, and unlocks the same premium feature set as Dialer Pro with an added service layer for the organization that includes a dedicated customer success manager, premium user support, and monthly utilization reporting. Health system customers also have the opportunity to brand the user and patient experience as well as leverage their own security and HIPAA requirements to create consistent protocols for use. Our health system team can also integrate Dialer into our customer's electronic medical record system so that their users can access Dialer from directly within their existing clinical workflows.
Dialer Enterprise is sold as a subscription, with pricing based on the size of the health system.
Scheduling Capabilities for Health Systems
On April 1, 2022, we closed our acquisition of the AMiON shift scheduling service to further expand our physician cloud platform. Our AMiON shift scheduling tool helps health systems easily manage care coverage across their business units, by enabling administrators and staff to view work schedules, communicate with colleagues, swap and adjust shifts, and sync work shifts to personal calendars.
Our Strengths
Our business exhibits a number of key strengths which we believe position us to drive sustained growth.
•We are the trusted and secure physician-first platform. Since our founding, Doximity has been built to be physician-first, with trust at the core of what we do. We verify the identities and qualifications of our medical professionals through integration with third-party databases. In addition, our communications solutions are HIPAA compliant, providing medical professionals with a critical platform for protected communications.
•We have the largest digital network of medical professionals. Our members have the broadest available range of professional connections and networking opportunities through our platform, and we believe we have become the primary physician-to-physician connectivity medium. The scale and strength of our network has made us a strategic collaborator of choice for pharmaceutical manufacturers and health systems. We enable these organizations to engage with a valuable and otherwise difficult-to-reach audience, covering an increasing number of specialized medical professionals and enabling targeted outreach.
•We benefit from powerful network effects. Both the medical professionals and customers that use our platform benefit immensely from access to our large and dynamic ecosystem, and we fuel the expansion of this network of medical professionals, pharmaceutical manufacturers, and health systems by adding new tools and solutions to our platform. As we expand our capabilities, Doximity becomes more attractive to new and existing members and customers, ultimately generating more data and insights that allow us to develop better tools and solutions, and build greater scale.
•We are deeply embedded in physician workflows. Our tools and third-party integrations are designed to solve workflow pain-points for physicians. Our tools provide physicians with the ability to deliver best-in-class healthcare, spend more time with patients, and ultimately improve patient care.
•We innately understand physician workflows are different from traditional technology workflows. Through having product leaders who are physicians, designers, and engineers familiar with healthcare services, and an extended team of medical professionals in our advisory committees, we are able to build solutions that enable physicians and act as an extension of their practice.
•We are strategic to our customers. We provide a unique, digital channel to connect with the most valuable professionals in healthcare. Pharmaceutical manufacturers and health systems gain access to a high value solution. Health systems and medical recruiting firms gain access to a comprehensive nationwide network and database of specialty and sub-specialty professionals. We align our goals with our customers and help them make the necessary leap to digital.
Our Growth Strategies
•Grow the Doximity Network. While we will continue to grow our number of physician members, we are under-penetrated among other types of medical professionals such as nurse practitioners, and have an opportunity to expand our offering to physical therapists, dentists, psychologists, and many other professions. As more medical professionals join our platform, we become a more valuable connectivity tool for members, and a more valuable marketing and hiring channel for pharmaceutical manufacturers and health systems.
•Continuously improve and innovate on our platform. Improving our existing capabilities, and innovating to add new tools and solutions, will make our platform more valuable to members, helping to attract new members and customers, while increasing the engagement of existing ones.

•Expand within customers of our solutions. Our existing customers represent a significant opportunity to grow our platform. Many of our large pharmaceutical customers initially run marketing programs for a certain number of brands but have a track record of increasing their spend with us both by adding modules and expanding across more of their portfolio of brands once they have seen the quantifiable benefits of our Marketing Solutions. Health systems have a similar track record of expanding their usage of our platform across different service lines.
•Attract new customers. We have an opportunity to engage additional pharmaceutical manufacturers and health systems as we raise awareness of our offerings through our sales and marketing efforts and as we expand our offerings.
•Further monetize our Telehealth Solutions. Our telehealth tools are used and trusted by hundreds of thousands of our members, and the rapid adoption by health systems of our commercial Telehealth Solution, Dialer Enterprise, reflects that professional trust. Our Dialer Enterprise solution is still in its early stages and we have significant whitespace ahead of us.
•Grow our patient-facing tools. Patients can search for the right doctor or hospital for their needs through our collaboration with the Doctor Finder tool of U.S. News & World Report, which publicly displays summary physician profiles and hospital rankings powered by an integration with our Doximity network. We also collaborate with U.S. News & World Report to offer a direct-to-patient scheduling tool for health systems. We see opportunities to expand our offerings to patients in the future. Consumers on the platform would also create a significant value opportunity for our customers.
•Consider strategic acquisitions to expand our platform capabilities. In the past, we have selectively used mergers and acquisitions to accelerate our product roadmap to bring medical professionals and customers more complete solutions and increase demand for our products. For example, in the fiscal year ended March 31, 2021, or fiscal 2021, we acquired Curative Talent, a medical recruiting agency, in order to augment our Hiring Solutions with a tech-enabled, higher-touch service, and on April 1, 2022 we closed our acquisition of the AMiON shift scheduling service to further expand our physician cloud platform. We plan to continue evaluating similar opportunities and execute on them if we find the right fit for our members, customers, and our company.
Our Technology Platform
Our technology platform supports a vast network of member connections, with regularly updated profiles, secure communication and productivity tools, and vast amounts of searchable indexed data. Together, we believe these features of our physician cloud form a valuable competitive strength.
Platform Advantages
•Extensive and dynamic database of U.S. physician information: Since the launch of our business, members have interacted with each other and our technology platform hundreds of millions of times. This has enabled us to build a vast, interactive data set intelligently combining proprietary information and previously siloed public information. Along with user-entered input, our proprietary algorithms constantly identify new information for our members from hundreds of third party sources that are isolated and siloed in the healthcare space. The up-to-date and scaled nature of our database is critical to the value proposition for both our members and our pharmaceutical manufacturer and health system customers.
•Statistical and machine learning methodologies: We utilize proprietary statistical and machine learning methodologies across our platform for a number of use cases to benefit our members. Some of the major components include:
•Aggregating and coupling disjointed datasets from numerous medical sources into a live database of physician information to perform descriptive, diagnostic, and prescriptive analysis.
•Medical news tailored to a member’s specific specialty, clinical areas of interest, and viewing history, ensuring that each member’s news feed is personalized to them and that the digital marketing content of our pharmaceutical and health system customers will be served to members that are more likely to find it relevant and interesting based on their profile and viewing history.
•Automatically matching top candidates with openings offered by recruiters and administrators based on job history, interests, and geography.

•Extensive, interactive database of U.S. medical residency and employment data: We collect and maintain a vast repository of residency and employment data from our members, which includes member reviews on their experience at hospitals and residency programs, detailed statistics on user experiences regarding program setting and training environment, and a salary map across different specialties and geographies across the country. We make this data available to all of our members in easily accessible portals which are automatically updated as our members provide additional data on the platform.
•Proprietary productivity and telehealth tools: Our productivity and telehealth tools have been built to be physician-first with usability in mind at every step. Built on top of a modern software stack that ensures rapid scalability and enterprise-grade reliability, our tools allow doctors to communicate via messages, voice, and video—and their patients do not need to install an app to be connected. On top of this base service, we have designed a broad range of customized, physician-first telehealth features specific to our platform such as ‘call nudge’ reminding a patient of a visit, ‘straight to voicemail’ enabling physicians to choose not to disturb patients after-hours, and the flexibility to switch between voice and video at will, among others.
•Design Principles: Our technology stack and product development teams are set up to enable rapid prototyping and development of new features via controlled rollouts. We focus on innovative, useful and unobtrusive features that are designed to optimize the healthcare professional’s workflow. And at all times, we follow the stringent security and privacy requirements of a physician’s data; our messaging tools are compliant with HIPAA and validated through external auditing procedures.
Sales and Marketing
We employ a direct sales organization composed of highly trained team members. The sales organization is segmented primarily by customer type. For example, there is one enterprise-focused team concentrating on pharmaceutical manufacturers and another concentrated on health systems. Our direct sales organization also reaches customers through indirect channels, such as third-party marketing agencies utilized by our pharmaceutical and health system customers.
The direct sales organization is supported by marketing and customer success specialists. We generate customer leads, accelerate sales opportunities, and build brand awareness through our marketing programs, both digitally and offline. These programs target decision makers to provide information about our company and solutions through digital advertising, field marketing events, integrated marketing programs (including direct email and online advertising), industry events, trade shows, and conferences. Our customer success team supports customer retention by working directly with customers to produce higher engagement with our solutions, which in turn expands their use of the platform in the future.
We buy a limited amount of digital search and display advertising on Google and Facebook to encourage potential members to sign up for our platform.
Competition
Although we have built a scaled and highly differentiated platform, we face competition across different aspects of our business. We have experienced, and expect to continue to experience, intense competition from a number of companies, and we expect such competition to increase as our industry evolves. Specifically, we compete for medical professionals as members, and for pharmaceutical and health system companies as customers for our Marketing, Hiring, and Telehealth Solutions.
•Competing for members: We compete with large technology companies that have developed online networking and collaboration tools such as LinkedIn, Facebook, Google, and Twitter, in addition to smaller, emerging companies. However, we believe we are the only professional network solely dedicated to medical professionals, with a purpose-built platform to address their networking, collaboration, content, educational, and career management needs.
•Competing for customers: We compete across several categories to access spend in the healthcare category. We specifically compete for access to marketing, hiring, and telehealth budgets. We believe that our platform and the network of medical professionals on Doximity allow us to provide our customers with solutions that result in attractive returns on their marketing and hiring budgets.
◦Marketing: We compete with online and offline outlets that provide marketing and advertising services that enable pharmaceutical manufacturers and health systems to educate medical professionals about their brands. These outlets include health-related websites and mobile apps.

◦Hiring: We compete in the healthcare staffing industry with job boards, self-service recruiting tools, and medical recruiting firms in national, regional, and local markets. We compete with large healthcare staffing companies as well as smaller, more regionally focused companies.
◦Telehealth: We compete with other providers of telehealth services, such as Teladoc Health and Amwell, in addition to smaller, emerging companies that provide telehealth services on behalf of employers and insurance plans. In addition, with the COVID-19 pandemic, we have seen increased competition from broader video communication solutions, such as Zoom Video Communications.
The industries in which our products are offered are evolving rapidly and are becoming increasingly competitive. Larger and more established companies may focus on our market and could directly compete with us. Smaller companies, including application developers, could also launch new products and services that compete with us and that could gain market acceptance quickly. We also expect our existing competitors in the markets for Marketing and Hiring Solutions to continue to focus on these areas. Many of our competitors and potential competitors have significantly greater financial, technological, and other resources than we do and greater name recognition and more established distribution networks and relationships with healthcare providers than us. As a result, many of these companies may respond more quickly to new or emerging technologies and standards and changes in customer requirements. These companies may be able to invest more resources in research and development, strategic acquisitions, sales and marketing, patent prosecution, litigation, and financing capital equipment acquisitions for their customers.
Our competitors may announce new products, services, or enhancements that better address changing industry standards or the needs of members and customers, such as mobile access. Any such increased competition could cause pricing pressure, loss of market share or decreased member engagement, any of which could adversely affect our business and operating results. Internet search engines could also change their methodologies in ways that adversely affect our ability to optimize our page rankings within their search results. If this occurs, our ability to successfully market our services to customers may be harmed and our business results may suffer.
Our People, Culture, Values, and Human Capital Resources
At Doximity, we organize our teams into small, nimble groups that operate autonomously and are empowered to make decisions quickly and who aim to stay close to our members and customers. We prioritize diversity and inclusion, and regularly track our progress against quantifiable goals. We have always been a geographically distributed team: over three-quarters of our employees were already working remotely prior to the COVID-19 pandemic. We supplement our workforce with contractors and consultants in the United States and internationally.
We champion the following core values:
•Get Stuff Done: We are doers. We solve problems everyday by treating obstacles like an adventure.
•Straight Talk: We say what we think and every voice is heard and respected. Transparency makes us stronger.
•Stretch Goals: Innovation requires risk taking. We challenge assumptions and shoot for the stars.
•Bring the Real You: We bring our quirky, unique selves to work. Diverse personalities create a more interesting and creative environment.
We and certain of our employees also volunteer time with a number of charity initiatives, including the Dox Foundation, which was formed by our Chief Executive Officer and his family. The Dox Foundation’s work includes helping clinicians reach underserved communities by funding flights for medical mission trips and providing grants to applicants. Applicants have traveled to Uganda, Cambodia, India, Myanmar, and the West Indies to provide services as diverse as cleft lip and palate surgery, orthopedic surgery education, and nursing education at a children’s hospital.
Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain, and motivate selected employees, consultants, and directors through the granting of stock-based compensation awards and cash-based performance bonus awards. To our knowledge, none of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
As of March 31, 2022, we had a total of 887 full-time equivalent employees. More than 35% of our full-time equivalent employees work in R&D, including in product, engineering, and data.

Data Protection, Security, and Regulatory Compliance
The data we collect and process is an integral part of our tools and solutions, allowing us to ensure our members are verified, the experience we provide is engaging and personalized, and the content we present is the most relevant. In addition, our business is subject to extensive, complex, and rapidly changing federal and state laws and regulations governing data collection, healthcare regulation, financial services laws, regulations and rules, such as the Payment Card Industry Data Security Standards, and related matters. Our respect for laws and regulations regarding the collection and processing of personal data underlies our strategy to improve our member experience and build trust in our network and platform. While we believe we comply in all material respects with applicable laws and regulations, these regulations can vary significantly from jurisdiction to jurisdiction, and interpretation and enforcement of existing laws and regulations may change periodically. Federal and state legislatures also may enact various legislative proposals that could materially impact certain aspects of our business. For additional information, see “Risk Factors—Risks Related to Our Business— We are subject to stringent and changing laws, regulations, self-regulatory schemes, contractual obligations, and standards related to privacy, data protection, and information security. The actual or perceived failure by us, our customers, partners, or vendors to comply with such obligations could harm our reputation, subject us to significant fines and liability, or otherwise adversely affect our business.”
Data Collection and Protection
We collect and may use personal information to help run our business (including for analytical purposes) and to communicate and otherwise reach our network members. In some instances, we may use third-party service providers to assist us in these efforts.
We endeavor to treat our members’ data with respect and maintain member trust. We provide our members with options designed to allow them to control their data, such as allowing our members to decide which profile contact information is viewable publicly and which is accessible to new connections. Members can also request deletion of their data under applicable privacy laws and procedures. Our privacy and security teams are devoted to processing and fulfilling member requests regarding access to and deletion of their data.
Physician information that is posted to profiles is protected with anti-scraping technologies such as a Web Application Firewall, Runtime Application Self-Protection, Bot Protection, Rate-Limiting, and our network employs DDoS mitigation technology to protect against attacks. All data is encrypted in transit and at rest using TLS 1.2, and personal health information is encrypted at rest using AES-256 encryption. Along with a dedicated in-house security team and contracted security researchers, we maintain a comprehensive HackerOne program for proactive vulnerability inspection of our entire offering.
U.S. state and federal health information privacy and security laws
There are numerous U.S. federal and state laws and regulations related to the privacy and security of personally identifiable information, including health information. In particular, HIPAA established privacy and security standards that limit the use and disclosure of protected health information, referred to as PHI, and require the implementation of administrative, physical, and technical safeguards to ensure the confidentiality, integrity, and availability of individually identifiable health information in electronic form. Our members as well as certain of our enterprise customers are regulated as covered entities under HIPAA. As a service provider who creates, receives, maintains, or transmits PHI on behalf of these covered entities for certain of our services, Doximity is a “business associate” as defined under HIPAA.
Violations of HIPAA may result in civil and criminal penalties and a single breach incident can result in violations of multiple standards. In the event of a breach, we must also comply with HIPAA’s breach notification rule and our covered entity enterprise customers may require we provide assistance in the breach notification process and may seek indemnification and other contractual remedies. State attorneys general also have the right to prosecute HIPAA violations committed against residents of their states, and individuals have used HIPAA standards as the basis for the duty of care in state civil suits, such as those for negligence or recklessness in misusing personal information. In addition, HIPAA mandates that HHS conduct periodic compliance audits of HIPAA covered entities and their business associates for compliance.
Further, many states in which we operate and in which our members and customers as well as their patients reside also have laws that protect the privacy and security of sensitive and personal information, including health information, information regarding mental health and substance use treatment, and other information related to the provision of healthcare services. Some of these laws also prohibit unfair privacy and security practices and deceptive statements about privacy and security place specific requirements on certain types of activities, such as data security and texting. These laws may be similar to or even more protective than HIPAA and other federal privacy laws. For example, the laws of the State of California, in which we operate, are more restrictive than HIPAA, including the provisions of the California Consumer Privacy Act, or CCPA, which went into effect January 1, 2020. While any information we maintain in our role as a business associate may be exempt from the CCPA, other records and information we maintain on our members may be subject to the CCPA. Where state laws are more protective than HIPAA or require us to take action such as breach notification, we must comply with the state laws we are subject to, in addition to HIPAA. In certain cases, it may be necessary to modify our planned operations and procedures to comply with these more stringent state laws. Not only may some of these state laws impose fines and penalties upon violators, but also some, unlike HIPAA, may afford private rights of action to individuals who believe their personal information has been misused. In addition, state laws are changing rapidly, and there is discussion of a new federal privacy law or federal breach notification law, to which we may be subject. For additional information, see “Risk Factors—Risks Related to the Healthcare Industry.”
Federal and State Telecommunications Laws
There are a number of federal and state laws and regulations potentially applicable to communications by phone, text message, or facsimile, including the TCPA, and those laws and regulations are continuously evolving. Our services that allow members and other platform users to leverage such telephonic communications may be subject to these laws and regulations.
Other Healthcare Laws and Regulations and Health Reform
There are many laws that govern the activities of healthcare professionals, some of which may be applied to us because of our relationships with them. Some of these requirements may apply to us even if we do not have a physical presence in the state, based solely on our agreements with providers licensed in the state. Many states limit the scope of business relationships between business entities and medical professionals. For example, while many states’ fee-splitting laws only prohibit a physician from sharing medical fees with a referral source, some states have interpreted certain management agreements between business entities and physicians as unlawful fee-splitting. These laws generally prohibit us from exercising control over the medical judgments or decisions of physicians and non-physician healthcare providers and from engaging in certain financial arrangements, such as splitting professional fees with healthcare providers. In addition, certain federal and state anti-kickback and false claims laws may apply to us indirectly through our arrangements with healthcare professionals and entities. Statutes and regulations relating to the practice of medicine, anti-kickback, fraud, fee-splitting, and similar issues vary widely from state to state. Because these laws are often vague, their application is frequently dependent on court rulings and attorney general opinions.
In addition, there have been several legislative and regulatory changes and proposed reforms of the healthcare system to contain costs, improve quality, and expand access to care. It is also possible that additional governmental action is taken in response to the COVID-19 pandemic. Failure to comply with any of these laws or regulations could lead to adverse judicial or administrative action against us and/or our provider customers, civil or criminal penalties, receipt of cease and desist orders from state regulators, loss of provider licenses, the need to make changes to the terms of engagement of our provider customers that interfere with our business, and other materially adverse consequences. For additional information, see “Risk Factors—Risks Related to the Healthcare Industry.”
Intellectual Property
We believe that our intellectual property rights are valuable and important to our business. We rely on a combination of trademarks, copyrights, patents, trade secrets, license agreements, confidentiality procedures, non-disclosure agreements, employee disclosure and invention assignment agreements, as well as other legal and contractual rights, to establish and protect our proprietary rights. However, our contractual provisions may not always be effective at preventing unauthorized parties from obtaining our intellectual property and proprietary technologies. In addition, though we rely in part upon these legal and contractual protections, we believe that factors such as the skills and ingenuity of our employees and the functionality and frequent enhancements to our platform are larger contributors to our success in the market.
As of March 31, 2022, we have four provisional patent applications in the United States. We continually review our development efforts to assess the existence and patentability of new intellectual property.
We have an ongoing trademark and service mark registration program pursuant to which we register our brand names, product names, and logos in the United States to the extent we determine appropriate and cost-effective. As of March 31, 2022, we have a total of seven registered or applied-for trademarks in the United States and two registered trademarks in non-U.S. jurisdictions. We also have registered domain names for websites that we use in our business, such as www.doximity.com and other variations.
We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost effective. Despite our efforts to protect our intellectual property rights, they may not be respected in the future or may be invalidated, circumvented, or challenged. In addition, if we were to expand internationally, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as laws in the United States. We may be dependent on third-

party content, technology, and intellectual property in connection with our business. We expect that infringement claims may increase as the number of products and competitors in our market increase. In addition, to the extent that we gain greater visibility and market exposure as a public company, we face a higher risk of being the subject of intellectual property infringement claims from third parties. Any third-party intellectual property claims against us could significantly increase our expenses and could have a significant and negative impact on our business, results of operations, and financial condition.
Seasonality
Historically, we have experienced some seasonality based on the timing of marketing programs, subscription launches on our platform and budgetary timing of purchases of additional modules.
Corporate Information
We were incorporated in the state of Delaware in April 2010 as 3MD Communications, Inc. and we subsequently changed the name to Doximity, Inc. in June 2010. Our principal executive offices are located at 500 3rd Street, Suite 510, San Francisco, California 94107, and our telephone number is (650) 549-4330.
Available Information
We file electronically with the SEC our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, our Proxy Statement, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. In addition, copies of these reports and other information may be obtained, free of charge, on our website at www.investors.doximity.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC also maintains an Internet website that contains reports, proxy statements and other information about issuers, like us, that file electronically with the SEC. The address of that website is www.sec.gov.
We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, and blogs as part of our investor relations website. We have used, and intend to continue to use, our investor relations website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Further corporate governance information, including our corporate governance guidelines, composition of our board and its committees, and Code of Conduct, are also available on our investor relations website under the heading “Governance Documents.” The contents of our websites are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

Item 1A. Risk Factors
A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes thereto, and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risks and uncertainties described below may not be the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks occur, our business, results of operations, financial condition, and prospects could be harmed. In that event, the trading price of our Class A common stock could decline and you could lose a portion or all of your investment.
Risk Factors Summary
The below is a summary of principal risks to our business and risks associated with ownership of our stock. It is only a summary. You should read the more detailed discussion of risks set forth below and elsewhere in this report for a more complete discussion of the risks listed below and other risks. Additional risks, beyond those summarized below, set forth in this section, or discussed elsewhere in this Annual Report on Form 10-K, may apply to our business, activities or operations as currently conducted or as we may conduct them in the future or in the markets in which we operate or may in the future operate.
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
•Making business decisions that prioritize the interests of our members may adversely impact our financial results;
•We depend on our talent to grow and operate our business, and if we are unable to hire, integrate, develop, motivate, and retain our personnel, we may not be able to grow effectively;
•Failure to maintain, protect, or enforce our intellectual property rights could harm our business and results of operations; and
•The dual class structure of our common stock has the effect of concentrating voting control with our executive officers (including our Chief Executive Officer) and directors and their affiliates; this will limit or preclude your ability to influence corporate matters.
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
Since launching our platform in fiscal 2012, we have experienced rapid growth and we continue to rapidly and significantly expand our operations. While we have experienced significant revenue growth in prior periods, it is not indicative of our future revenue growth. We expect our revenue growth rate will decline. In the fiscal year ended March 31, 2022, or fiscal 2022, and fiscal 2021, our revenue grew by 66% and 78%, respectively, as compared to the revenue from the prior fiscal years. In addition, our full-time equivalent employee headcount has grown from 713 as of March 31, 2021 to 887 as of March 31, 2022. This expansion increases the complexity of our business and places significant strain on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions. We may not be able to manage growth effectively, which could damage our reputation, limit our growth, and negatively affect our operating results.
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
Doximity, Inc. was incorporated in the state of Delaware in April 2010 as 3MD Communications, Inc. and we subsequently changed the name to Doximity, Inc. in June 2010. We began commercial offerings in fiscal 2012, and by fiscal 2014 we began serving our pharmaceutical and health system customers on some of our early stage solutions. As a result of our limited operating history and our rapid growth, our ability to forecast our future operating results, including revenue, cash flows, and profitability, is limited and subject to a number of uncertainties, including our ability to effectively plan for and model future growth. We have encountered and will encounter risks and challenges frequently experienced by growing companies with competitive offerings, such as the risks and uncertainties described in this Annual Report on Form 10-K. In addition, our business is affected by general economic and business conditions around the world, including the impact of the COVID-19 pandemic or any other similar pandemic or epidemic. If our assumptions regarding these risks and uncertainties are incorrect or change due to changes in our markets, or if we do not address these risks successfully, our operating and financial results may differ materially from our expectations and our business may suffer. These risks and challenges include our ability to:
•maintain and increase our number of registered members for our platform;
•maintain and increase our number of customers for our solutions;

•increase revenue from the solutions we provide;
•successfully compete with other companies that are currently in, or may in the future enter, the online professional network space, telehealth, or productivity tools;
•maintain and improve the infrastructure underlying our network, including Amazon Web Services and our apps and websites, including with respect to data protection and cybersecurity;
•maintain and further develop a scalable, high-performance technology infrastructure that can efficiently and reliably handle increased member usage, as well as the deployment of new features and tools;
•successfully update our network, including expanding our network and offerings, develop and update our apps, features, offerings, and services to benefit our members’ experience;
•responsibly use the data that our members share with us to provide solutions that make our members more successful and productive and that are critical to the hiring and marketing needs of enterprises and professional organizations;
•comply with existing and new laws and regulations applicable to our business and our industry;
•process, store, and use personal data in compliance with governmental regulation and other legal obligations related to privacy;
•maintain and enhance the value of our reputation and brand;
•continue to earn and preserve our members’ trust with respect to their professional reputation and information;
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
In order to grow our business, we must continually attract new customers, sell additional solutions to existing customers and reduce the level of non-renewals in our business. Our ability to do so depends in large part on the success of our sales and marketing efforts. Most customers engage with us on particular marketing programs, either directly or through marketing agencies that act on their behalf. We do not typically enter into long-term contracts with our pharmaceutical manufacturer customers, who represent a significant portion of our revenue. When we do enter into long-term relationships with customers, they can generally terminate their relationship with us or move their marketing activity to a new agency with whom we do not currently do business. Even if we are successful in attracting new customers and their agencies, it may take several months or years for them to meaningfully increase the amount that they spend with us. Further, larger pharmaceutical customers with multiple brands typically have brand-level marketing budgets and marketing decision makers, and we may not be able to leverage our success into expanded business with other brands within the customer’s portfolio. Moreover, customers may place internal limits on the allocation of their marketing budgets to digital marketing, to particular programs, to a particular marketing vendor, or for other reasons. We may not accurately predict future trends with respect to rates of customer renewals, upgrades, and expansions.
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
For the fiscal year ended March 31, 2022, no customers accounted for 10% or more of total revenue. For the fiscal year ended March 31, 2021 and 2020, one of our customers accounted for 10% or more of total revenue. In addition, some of our customers purchase our services indirectly through marketing agencies, some of whom represent a number of customers. The sudden loss of any of our largest customers, or the renegotiation of any of our largest customer contracts could have a significant impact on our revenue, the growth rate of our revenue, our reputation, and our ability to obtain new customers.
In the ordinary course of business, we engage in active discussions and renegotiations with our customers, either directly or through marketing agencies, in respect of the solutions we provide and the terms of our customer agreements, including our fees. As our customers’ businesses respond to market dynamics, financial pressures, and regulatory changes or delays impacting their businesses, and as our customers make strategic business decisions regarding how to market their offerings, our customers seek to, and we expect will continue to seek to, amend the terms of their arrangements with us. In the ordinary course, we renegotiate the terms of our agreements with our customers in connection with renewals or extensions of these agreements. These discussions and future discussions could result in reductions to the fees and changes to the scope contemplated by our original customer contracts and consequently could negatively impact our revenue, business, and prospects.
Because we rely on a limited number of customers and agencies for a significant portion of our revenue, we depend on the creditworthiness of these entities. If the financial condition of these entities declines, our credit risk could increase. Should one or more of our significant customers or agencies declare bankruptcy, be declared insolvent, or otherwise be restricted by state or federal laws or regulation from continuing in some or all of their operations, this could adversely affect our ongoing revenue, the collectability of our accounts receivable, and affect our bad debt reserves and net income.

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
Despite vaccine efforts, the duration and severity of the COVID-19 pandemic is unknown, and the extent of the business disruption and financial impact depend on factors beyond our knowledge and control. The spread of COVID-19, including the Omicron variants and other variations of the variant, has caused us to modify our business practices, and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, members, and partners. In addition, the COVID-19 pandemic and the determination of appropriate measures and business practices has diverted management’s time and attention. A larger percentage of our employees are now working from home, and if they are not able to effectively do so, or if our employees contract COVID-19 or another contagious disease, we may experience a decrease in productivity and operational efficiency, which would negatively impact our business, financial condition, and results of operations. Further, because an increased number of employees are working remotely in connection with the COVID-19 pandemic, we may experience an increased risk of security breaches, loss of data, and other disruptions as a result of accessing sensitive information from multiple remote locations.
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
Making business decisions that prioritize the interests of our members may adversely impact our financial results.
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
We have experienced some seasonality in both revenue and net income based on the timing of marketing program subscription launches on our platform and budgetary timing of purchases of additional modules. We may be affected by seasonal trends in the future, particularly as our business matures. Additionally, this seasonality may be reflected to a much lesser extent, and sometimes may not be immediately apparent, in our revenue. To the extent we experience this seasonality, it may cause fluctuations in our operating results and financial metrics and make forecasting out future operating results and financial metrics more difficult.
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
Our operating results have in the past and may in the future continue to fluctuate significantly on a quarterly and annual basis and may fail to match our past performance, and if we fail to meet or exceed the expectations of securities analysts or investors, the trading price of our Class A common stock could decline. Moreover, our stock price may be based on expectations of our future performance that may be unrealistic or that may not be met. Some of the important factors that could cause our revenue and operating results to fluctuate from quarter to quarter include:
•our ability to increase sales of our solutions to new customers and expand sales of additional solutions to our existing customers;
•the extent to which existing customers renew their agreements with us and the timing and terms of those renewals;
•the termination or renegotiation by our significant customers of their agreements with us;
•the entrance of new competitors in our market whether by established companies or new companies;
•changes in our pricing policies or those of our competitors;
•the cost of investing in our technology infrastructure, which may be greater than we anticipate;
•our ability to maintain or increase our member base and member engagement;
•disruptions or outages in our website availability, actual or perceived breaches of privacy, and compromises of our member data; and
•general industry and macroeconomic conditions including the impact of the COVID-19 pandemic on the global economy and the deterioration in labor markets, which would adversely impact sales of our Hiring Solutions, or economic growth that does not lead to job growth.
If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.
The preparation of financial statements in conformity with GAAP and our key metrics require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes and amounts reported in our key metrics. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in Note 2 - Summary of Significant Accounting Policies included in Part II, Item 8 of this Annual Report on Form 10-K. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, the fair values of acquired intangible assets and goodwill, the useful lives of long-lived assets, the valuation of the Company’s common stock and stock-based awards, and deferred income taxes. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock.
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
There are numerous domestic and foreign laws, regulations, self-regulatory schemes, and standards regarding privacy, data protection, and information security and Processing, or Data Protection Laws, the number and scope of which is changing, subject to differing applications and interpretations, and which may be inconsistent among jurisdictions or in conflict with each other. The regulatory framework for privacy, data protection, and information security issues worldwide is evolving and is likely to remain in flux for the foreseeable future. Various governmental and consumer agencies have also called for new regulations and changes in industry practices. Practices regarding privacy, data protection, and information security have recently come under increased public and regulatory scrutiny. The actual or perceived failure to address or comply with applicable Data Protection Laws by us or our customers, partners, or vendors could increase our compliance and operational costs, expose us to regulatory scrutiny, actions, fines, and penalties, result in reputational harm, lead to a loss of customers, reduce the use of our services, result in litigation and liability, have a material adverse effect on our business operations or financial results, or otherwise result in other material harm to our business.
We are a “Business Associate” as defined under the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, which we collectively refer to as HIPAA, and the U.S. Department of Health and Human Services Office of Civil Rights, or OCR, may impose significant penalties on a Business Associate for a failure to comply with an applicable requirement of HIPAA. Penalties may include civil monetary penalties, criminal monetary penalties and imprisonment. The U.S. Department of Justice, or the DOJ, is responsible for criminal prosecutions under HIPAA. State attorneys general also have the right to prosecute HIPAA violations committed against residents of their states. While HIPAA does not create a private right of action that would allow individuals to sue in civil court for HIPAA violations, its standards have been used as the basis for the duty of care in state civil suits, such as those for negligence or recklessness in misusing individuals’ health information. Furthermore, in the event of a breach as defined by HIPAA, the Business Associate may have to comply with specific reporting requirements under HIPAA regulations.
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
Enforcement actions against us could be costly and could interrupt regular operations, which may adversely affect our business. While we have not received any notices of violation of any Data Protection Law and believe we are in compliance with such laws, there can be no assurance that we will not receive such notices in the future.
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
In addition, U.S. states have begun to introduce more comprehensive Data Protection Laws. For example, the California Consumer Privacy Act, or CCPA, went into effect in January 2020 and established a new privacy framework for covered businesses such as ours that expands the scope of personal information and provides new privacy rights for California residents. These changes required us to modify our data processing practices and policies and incur compliance related costs and expenses. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches, which may increase the likelihood and cost of data breach litigation. Additionally, a new privacy law, the California Privacy Rights Act, or CPRA, was approved by California voters in November 2020. The CPRA significantly modifies the CCPA by, among other things, creating a dedicated privacy regulatory agency, requiring businesses to implement data minimization and data integrity principles, and imposing additional requirements for contracts addressing the processing of personal information. Moreover, the CPRA calls for additional regulations to be implemented before the law becomes fully operative on January 1, 2023. These changes may result in further uncertainty with respect to privacy, data protection, and information security issues and will require us to incur additional costs and expenses in an effort to comply.
In addition to Data Protection Laws, we are or may be subject to the terms of our internal and external policies, representations, publications, frameworks, self-regulatory standards, and industry certification commitments (collectively, Privacy Policies), and contractual obligations to third parties related to privacy, data protection, and information security (collectively, Data Protection Obligations), including the Payment Card Industry Data Security Standards (PCI-DSS), the rules imposed by credit card brands (e.g., VISA and Mastercard), and Security Organization Control 2 certification commitments. We strive to comply with applicable Data Protection Laws, Privacy Policies, and Data Protection Obligations, but we may at times fail to do so or may be perceived to have failed to do so, in which case we may be subject to and suffer a material harm to our business. For example, in the event we fail to comply with the PCI-DSS, we could be in breach of our obligations under customer and other contracts. Moreover, despite our efforts, we may not be successful in achieving compliance if our personnel, customers, partners, or vendors do not comply with applicable Data Protection Laws, Privacy Policies, and Data Protection Obligations. We may be subject to and suffer material harm to our business if our Privacy Policies are, in whole or part, found to be inaccurate, incomplete, deceptive, unfair, or misrepresentative of our actual practices. In addition, any such failure or perceived failure could result in public statements against us by consumer advocacy groups or others, which may cause us material reputational harm.
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
New or amended Data Protection Laws, and changes in the interpretation of existing Data Protection Laws and our Data Protection Obligations, could impair our, or our customers’, our partners’, or our vendors’ ability to Process personal information, which could have a material adverse effect on our business, financial condition, and results of operations. The enactment of the CCPA has prompted similar legislative developments in other states, which could create the potential for a patchwork of overlapping but different state laws. The federal government is also considering comprehensive privacy legislation. If we begin to conduct business in Europe, complying with the General Data Protection Regulation, or GDPR, would entail significant costs and increase our liability risks. The GDPR imposes more stringent data protection requirements and would require us to undertake significant operational changes in order to comply, which could have a material adverse effect on our business, financial condition, and results of operations.
In view of applicable Data Protection Laws, Privacy Policies, and Data Protection Obligations imposing complex and burdensome obligations, and with substantial uncertainty in their interpretation and compliance, we have faced and may face challenges in addressing and complying with them, and fundamentally changing our business activities, Privacy Policies, and practices, and may expend significant resources in an effort to do so, any of which could result in material harm to business, financial condition, results of operations, or other harm.
If our security measures are compromised now or in the future, or the security, confidentiality, integrity, or availability of our information technology, software, services, communications, or data is compromised, limited, or fails, this could have a material adverse effect on our business, financial condition, and results of operations.
Our platform involves the storage and transmission of Sensitive Information. As a result, unauthorized access or security breaches as a result of third-party action (e.g., cyber-attacks), employee error, product defect, malfeasance, or other factors could result in the loss of information, inappropriate use of or access to information, service interruption, service degradation, outages, service level credits, litigation, indemnity obligations, damage to our reputation, and other liability. We believe our risk of cyber-attack may be elevated during this time due to an increase in cyber-attack attempts on U.S. businesses generally during the COVID-19 outbreak and the conflict in Ukraine. While we maintain and continue to improve our security measures, we may be unable to adequately anticipate security threats or to implement adequate preventative measures, in part, because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target. Moreover, the detection, prevention, and remediation of known or unknown securities vulnerabilities, including those arising from third-parties, is becoming increasingly expensive and may cause us to incur significant costs in the future. We process significant amounts of Sensitive Information, including protected health information, personal information, data concerning our members, and in some cases, limited amounts of data concerning the patients they treat in connection with our members’ utilization of our network and related services. While we have implemented security measures to protect such data, techniques used to gain unauthorized access to data and systems, disable or degrade service, or sabotage systems are constantly evolving, and we may be unable to anticipate such techniques or implement adequate preventative measures to avoid unauthorized access or other adverse impacts to such data or our systems. We may use third-party service providers and subprocessors to help us deliver services and engage in Processing on our behalf, including, without limitation, the processing of payment card information. If we, our service providers, partners, or other relevant third parties have experienced or in the future experience any security incidents that result in any data loss, deletion or destruction, unauthorized access to, loss of, unauthorized acquisition or disclosure of, or inadvertent exposure of, Sensitive Information, or compromise related to the security, confidentiality, integrity, or availability of our (or their) information technology, software, services, communications, or data (collectively, a Security Breach), it may result in material harm to our business, including, without limitation, regulatory investigations or enforcement actions, litigation, indemnity obligations, negative publicity, and financial loss.
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
As of March 31, 2022, we accumulated $124.1 million and $97.1 million of federal and state net operating loss carryforwards, or NOLs to reduce future taxable income, portions of which will begin to expire in 2027. Under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other tax attributes, including R&D tax credits, to offset its post-change income or taxes may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5 percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Based on an assessment of our historical ownership changes through March 31, 2022, we do not anticipate a current limitation on the tax attributes. Our ability to use NOLs and other tax attributes to reduce future taxable income and liabilities may be subject to limitations as a result of ownership changes that may occur in the future.
Under current law, U.S. federal net operating losses incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely. Such U.S. federal net operating losses generally may not be carried back to prior taxable years, except that net operating losses generated in 2018, 2019, and 2020 may be carried back to each of the five tax years preceding the tax years of such losses. Additionally, for tax years beginning after December 31, 2020, the deductibility of U.S. federal net operating losses incurred in taxable years beginning after December 31, 2017, is limited to 80% of taxable income. Our net operating losses may also be impaired or restricted under state law. At the state level there may be periods during which the use of net operating losses is suspended or otherwise limited, which could increase or permanently accelerate state taxes owed. For example, California imposed limits on the usability of California state net operating losses to offset taxable income in tax years beginning after 2019 and before 2022.
We depend on our talent to grow and operate our business, and if we are unable to hire, integrate, develop, motivate, and retain our personnel, we may not be able to grow effectively.
Our ability to maintain our competitive position is largely dependent on the services of our senior management and other key personnel. In addition, our future success depends on our continuing ability to attract, develop, motivate, and retain highly qualified and skilled employees. The market for such positions is competitive, especially in the San Francisco Bay Area. Qualified individuals are in high demand and we may incur significant costs to attract them. In addition, the loss of any of our senior management or other key employees, in particular our Chief Executive Officer, or our inability to recruit and develop mid-level managers could materially and adversely affect our ability to execute our business plan and we may be unable to find adequate replacements. Competition for qualified employees is intense in our industry, and the loss of even a few qualified employees, or an inability to attract, retain, and motivate additional highly skilled employees required for the planned expansion of our business could harm our operating results and impair our ability to grow. To attract and retain key personnel, we use various measures, including an equity incentive program for key executive officers and other employees. These measures may not be enough to attract and retain the personnel we require to operate our business effectively. All of our employees are at-will employees, meaning that they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. If we fail to retain talented senior management and other key personnel, or if we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business, financial condition, and results of operations may be materially adversely affected.
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
In fiscal 2021, we completed an acquisition of Curative Talent and on April 1, 2022 we completed the acquisition of the AMiON business, and we may in the future consider opportunities to acquire or make additional investments in new or complementary businesses, technologies, offerings, tools, or solutions, or enter into strategic alliances, that may enhance our capabilities and platform in general, complement our current offerings, or expand the breadth of our markets. Our ability to successfully grow through these types of strategic transactions depends upon our ability to identify, negotiate, complete, and integrate suitable target businesses, technologies, tools, and solutions and to obtain any necessary financing, and is subject to numerous risks, including:
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
We may experience challenges with managing our growth related to our recent acquisition of AMiON or other future acquisitions. The operation and integration of the acquired technologies and business operations may require substantial financial costs and management attention. If we fail to manage such integration processes in a timely and effective manner, our business and financial results may suffer. If we are unable to identify suitable acquisitions or strategic relationships, or if we are unable to integrate any acquired businesses, technologies, tools, and solutions effectively, our business, financial condition, and results of operations could be materially and adversely affected. Also, while we employ several different methodologies to assess potential business opportunities, the new businesses may not meet or exceed our expectations.
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
Natural disasters or other catastrophic events may cause damage or disruption to our operations, commerce, and the global economy, and thus could harm our business. In the event of a major earthquake, hurricane, fire, cyber-attack, war (including the recent conflict in Ukraine), terrorist attack, disease (including the COVID-19 pandemic), power loss, telecommunications failure, or other catastrophic events, we may be unable to continue our operations, in part or in whole, and may endure reputational harm, breaches of data security, and loss of critical data, all of which could harm our business, results of operations, and financial condition. Our insurance coverage may not compensate us for losses that may occur in the event of an earthquake or other significant natural disaster, such as fires, floods, severe weather, droughts, and travel-related health concerns including pandemics and epidemics. In addition, acts of terrorism, including malicious internet-based activity, could cause disruptions to the internet or the economy as a whole. Even with our disaster recovery arrangements, access to our platform could be interrupted. If our systems were to fail or be negatively impacted as a result of a natural disaster or other event, our ability to deliver our platform and solution to our customers and members would be impaired or we could lose critical data. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster, and successfully execute on those plans in the event of a disaster or emergency, our business, financial condition, and results of operations would be harmed.
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
Monitoring unauthorized use of the content on our apps and websites, and our other intellectual property and technology, is difficult and costly. Our efforts to protect our proprietary rights and intellectual property may not have been and may not be adequate to prevent their misappropriation or misuse. Third parties, including our competitors, could be infringing, misappropriating, or otherwise violating our intellectual property rights. We may not be successful in stopping unauthorized use of our content or other intellectual property or technology. Further, we may not have been and may not be able to detect unauthorized use of our technology or intellectual property, or to take appropriate steps to enforce our intellectual property rights. Any inability to meaningfully enforce our intellectual property rights could harm our ability to compete and could reduce demand for our solutions and services. Our competitors may also independently develop similar technology. Effective patent, trademark, copyright, and trade secret protection may not be available to us in every jurisdiction in which our solutions or technology are hosted or available. Further, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. The laws in the United States and elsewhere change rapidly, and any future changes could adversely affect us and our intellectual property. Our failure to meaningfully protect our intellectual property rights could result in competitors offering solutions that incorporate our most technologically advanced features, which could reduce demand for our solutions.
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
Healthcare laws and regulations are rapidly evolving and may change significantly in the future, which could adversely affect our financial condition and results of operations. On March 9, 2020, the U.S. Department of Health and Human Services or HHS, Office of the National Coordinator for Health Information Technology, or ONC, and CMS promulgated final rules aimed at supporting seamless and secure access, exchange, and use of electronic health information, or EHI, by increasing innovation and competition by giving patients and their healthcare providers secure access to health information and new tools, allowing for more choice in care and treatment. The final rules are intended to clarify and operationalize provisions of the 21st Century Cures Act, or CURES Act, regarding interoperability and “information blocking,” and create significant new requirements for healthcare industry participants. Information blocking is defined as activity that is likely to interfere with, prevent, or materially discourage access, exchange, or use of EHI, where a health information technology developer, health information network, or health information exchange knows or should know that such practice is likely to interfere with access to, exchange, or use of EHI. The new rules create significant new requirements for healthcare industry participants, and require certain electronic health record technology to incorporate standardized application programming interfaces, or APIs, to allow individuals to securely and easily access structured EHI using smartphone applications. The ONC will also implement provisions of the Cures Act requiring that patients can electronically access all of their EHI (structured and/or unstructured) at no cost. Finally, to further support access and exchange of EHI, the final ONC rule implements the information blocking provisions of the Cures Act and identified eight “reasonable and necessary activities” as exceptions to information blocking activities, as long as specific conditions are met. Pursuant to the final rule, health IT developers will be subject to requirements such as prohibitions on participating in any action that constitutes information blocking, providing certification to the Secretary of HHS that they will not take actions that constitute information blocking, and other requirements regarding information blocking six months from when the final rule is published in the Federal Register. Certified API Developers must comply with new administrative requirements within six months of when the rule is published in the Federal Register and must provide all certified API technology within twenty-four months after publication of the rule in the Federal Register
In light of the COVID-19 public health emergency, on October 29, 2020, HHS published an interim final rule delaying the effective date of compliance with the final information blocking and Conditions and Maintenance of Certification portions of the rule beyond the enforcement discretion period that was initially announced. Pursuant to the interim final rule, health IT developers will be subject to requirements such as prohibitions on participating in any action that constitutes information blocking, providing certification to the Secretary of HHS that they will not take actions that constitute information blocking, and other requirements regarding information blocking. Certified API Developers must provide all certified API technology by December 31, 2022.
The final CMS rule focuses on patients enrolled in Medicare Advantage plans, Medicaid and Children’s Health Insurance Program, or CHIP, fee-for-service programs, Medicaid managed care plans, CHIP managed care entities, and qualified health plans on the federally-facilitated exchanges, and enacts measures to enable patients to have both their clinical and administrative information travel with them. Payors must make patient data dating back to January 1, 2016 available through an API.
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
Risks Related to Ownership of Our Class A Common Stock
Our stock price may be volatile or may decline regardless of our operating performance, resulting in substantial losses for investors of our Class A common stock.
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
•sales of large blocks of our Class A common stock, including sales by certain affiliates of Jeff Tangney, Emergence Capital Partners II, L.P., or Emergence Capital Partners, InterWest X, L.P. or InterWest Partners, or our executive officers and directors;
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
•other events or factors, including those resulting from war (including the recent conflict in Ukraine), pandemics (including the COVID-19 pandemic), incidents of terrorism, or responses to these events; and
•the other factors described in the sections of this Annual Report on Form 10-K titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”
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
Our Class B common stock has ten votes per share, and our Class A common stock, has one vote per share. Stockholders who hold shares of Class B common stock, including our executive officers and directors and their affiliates, together hold approximately 88% of the voting power of our outstanding capital stock as of March 31, 2022. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively will continue to control a substantial majority of the combined voting power of our common stock and therefore, assuming no material sales of such shares, will be able to control all matters submitted to our stockholders for approval until ten-years from the date of the Final Prospectus, filed on Form 424(B)(4) June 25, 2021, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders. Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning purposes. The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. If, for example, our executive officers (including our Chief Executive Officer), employees, directors and their affiliates retain a significant portion of their holdings of Class B common stock for an extended period of time, they could, in the future, continue to control a majority of the combined voting power of our Class A common stock and Class B common stock.
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
In addition, certain stockholders have rights, under our investors’ rights agreement, to require us to register shares owned by them for public sale in the United States. We also have certain holders of outstanding options that, if fully exercised, would result in the issuance of shares of Class A common stock. All of the shares of Class A common stock issuable upon the exercise of stock options and the shares reserved for future issuance under our equity compensation plans have been registered for public resale under the Securities Act of 1933, as amended, or Securities Act. As a result, subject to the satisfaction of applicable exercise periods, the shares issued upon exercise of outstanding stock options will be available for immediate resale in the United States in the open market. Sales of our Class A common stock as restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales could also cause the trading price of our Class A common stock to fall and make it more difficult for you to sell shares of our Class A common stock.

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
•our dual class common stock structure, which provides certain affiliates of Jeff Tangney, Emergence Capital Partners, InterWest X, L.P. or InterWest Partners, individually or together, with the ability to significantly influence the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the shares of our outstanding Class A common stock and Class B common stock;
•our staggered board of directors;
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
•any action asserting a claim arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws; or
•any action asserting a claim that is governed by the internal affairs doctrine, or Delaware Forum Provision.
The Delaware Forum Provision does not apply to any causes of action arising under the Securities Act or the Exchange Act. Further, our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or the Federal Forum Provision. In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the Delaware Forum Provision and the Federal Forum Provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our corporate headquarters is located in San Francisco, California and consists of approximately 9,197 square feet of space under a lease that expires on December 31, 2023. We also lease additional facilities in Dallas, Texas. We lease all of our facilities and do not own any real property. We believe that our facilities are sufficient to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations.
Item 3. Legal Proceedings
For discussion around our legal proceedings, please refer to Note 13—Commitments and Contingencies included in Part II, Item 8 of this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Class A common stock is listed on the New York Stock Exchange, or NYSE, under the symbol “DOCS” and began trading on June 24, 2021. Prior to that date, there was no public trading market for our Class A common stock. There is no established public trading market for our Class B common stock.
Holders of Record
As of May 20, 2022, there were 314 stockholders of record of our Class A common stock and 86 stockholders of record for our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividend Policy
We have never declared or paid any cash dividend on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions, and other factors that our board of directors may deem relevant.
Securities Authorized for Issuance under Equity Compensation Plans
Refer to “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” included in Part III, Item 12 of this Annual Report on Form 10-K for more information regarding securities authorized for issuance.
Recent Sales of Unregistered Equity Securities
There were no unregistered sales of equity securities which have not been previously disclosed in a quarterly report on Form 10-Q and there have been no unregistered sales of equity securities since the filing of our last quarterly report on Form 10-Q filed with the SEC, February 9, 2022.
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
Issuer Purchases of Equity Securities
None.
Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC, for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act.
The graph below shows the cumulative total return to our stockholders between June 24, 2021 (the date that our Class A common stock commenced trading on the NYSE) through March 31, 2022 in comparison to the S&P 500 Index and the S&P

500 Information Technology Index. The graph assumes (i) that $100 was invested in each of our Class A common stock, the S&P 500 Index, and the S&P 500 Information Technology Index at their respective closing prices on June 24, 2021 and (ii) reinvestment of gross dividends. The stock price performance shown in the graph represents past performance and should not be considered an indication of future stock price performance.

Comparison of Cumulative Total Return
200
175
150
125
100
75
06/24/21
07/30/21
08/31/21
09/30/21
10/29/21
11/30/21
12/31/21
01/31/22
02/28/22
03/31/22
DOCS
S&P 500
S&P 500 500 Information Technology Index

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and accompanying notes that are included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, as described under the heading “Special Note About Forward-Looking Statements” in this Annual Report on Form 10-K. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” or in other parts of this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
A discussion regarding our financial condition and results of operations for the fiscal year ended March 31, 2022 compared to the fiscal year ended March 31, 2021 is presented below. A discussion regarding our financial condition and results of operations for the fiscal year ended March 31, 2021 compared to the fiscal year ended March 31, 2020 can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Final Prospectus dated June 23, 2021, filed with the SEC pursuant to Rule 424(b) under the Securities Act on June 25, 2021.
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
Our business model has delivered high revenue growth at scale, while increasing profitability. For the fiscal years ended March 31, 2022, 2021 and 2020, we recognized revenue of $343.5 million, $206.9 million, and $116.4 million, respectively, representing year-over-year growth rates of 66% and 78%, respectively. Our net income was $154.8 million, $50.2 million, and $29.7 million for the fiscal years ended March 31, 2022, 2021, and 2020, respectively. For the fiscal years ended March 31, 2022, 2021 and 2020, we generated adjusted EBITDA of $150.3 million, $64.8 million, and $26.6 million, respectively. We have accomplished this while focusing on our core mission to help every physician be more productive and provide better care for their patients.
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
We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business. While the COVID-19 pandemic has not had a material adverse impact on our financial condition and results of operations to date, the extent to which the outbreak of the COVID-19 pandemic or any other pandemic, epidemic, or infectious diseases will impact our business, results of operations and financial condition in the future is still unknown and will depend on future developments, which are highly uncertain and cannot be predicted.

For additional information, see “Risk Factors—Risks Related to Our Business—The COVID-19 pandemic and any other future pandemic, epidemic, or outbreak of an infectious disease may adversely affect our business, financial condition, and results of operations.”
Key Business and Financial Metrics
We monitor a number of key business and financial metrics to assess the health and success of our business, including:
Customers with Trailing 12-Month Subscription Revenue Greater than $100,000. The number of customers with trailing 12-month, or TTM, product revenue greater than $100,000 is calculated by counting the number of customers that contributed more than $100,000 in subscription revenue in the TTM period. The number of customers with TTM subscription-based revenue of at least $100,000 is a key indicator of the scale of our business. Our customer count is subject to adjustments for acquisitions, consolidations, spin-offs, and other market activity.
The number of customers with at least $100,000 of revenue has grown steadily in recent years as we have engaged new customers and expanded within existing ones. This cohort of customers accounted for approximately 88% of our revenue in fiscal 2022.

	March 31,
	2022	2021	2020
Number of customers with at least $100,000 of revenue	265	200	141
Net Revenue Retention Rate. Net revenue retention rate is calculated by taking the TTM subscription-based revenue from our customers that had revenue in the prior TTM period and dividing that by the total subscription-based revenue for the prior TTM period. Our net revenue retention rate compares our subscription revenue from the same set of customers across comparable periods and reflects customer renewals, expansion, contraction, and churn.

	March 31,
	2022	2021	2020
Net revenue retention rate	157%	153%	130%
Non-GAAP Financial Measures
We use adjusted EBITDA and free cash flow to measure our performance and identify trends, to formulate financial projections, and to make strategic decisions.
Adjusted EBITDA
We define adjusted EBITDA as net income before interest, income taxes, depreciation and amortization, and as further adjusted for acquisition and other related expenses, stock-based compensation expense, and other income, net. Net income margin represents net income as a percentage of revenue and adjusted EBITDA margin represents adjusted EBITDA as a percentage of revenue.
Adjusted EBITDA is a key measure we use to assess our financial performance and is also used for internal planning and forecasting purposes. We believe adjusted EBITDA is helpful to investors, analysts, and other interested parties because it can assist in providing a more consistent and comparable overview of our operations across our historical financial periods.
Adjusted EBITDA and adjusted EBITDA margin are non-GAAP measures and are presented for supplemental informational purposes only and should not be considered as alternatives or substitutes to the financial information presented in accordance with GAAP. These measures have certain limitations in that they do not include the impact of certain expenses that are reflected in our consolidated statement of operations that are necessary to run our business. Other companies, including other companies in our industry, may not use these measures or may calculate these measures differently than as presented in this Annual Report on Form 10-K, limiting their usefulness as comparative measures.
Adjusted EBITDA and adjusted EBITDA margin increased year-over-year primarily due to higher net income as a result of increased subscription revenue.

A reconciliation of net income to adjusted EBITDA and adjusted EBITDA margin is set forth below along with net income margin:

	Fiscal Year Ended March 31,
	2022	2021	2020
	(unaudited)
	(in thousands, except percentages)
Net income	$154,783	$50,210	$29,737
Adjusted to exclude the following:
Acquisition and other related expenses	254	496	1,158
Stock-based compensation	31,442	7,252	2,353
Depreciation and amortization	5,040	3,702	900
Provision for (benefit from) income taxes	(40,778)	7,559	(6,223)
Other income, net	(469)	(4,466)	(1,351)
Adjusted EBITDA	$150,272	$64,753	$26,574
Revenue	$343,548	$206,897	$116,388
Net income margin	45%	24%	26%
Adjusted EBITDA margin	44%	31%	23%
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
We calculate free cash flow as cash flow from operating activities less purchases of property and equipment and internal-use software development costs.
The following table presents a reconciliation of our free cash flow to the most comparable GAAP measure, net cash provided by operating activities, for each of the periods indicated:

	Fiscal Year Ended March 31,
	2022	2021	2020
	(in thousands)
Net cash provided by operating activities	$126,575	$82,973	$26,199
Purchases of property and equipment	(1,912)	(245)	(285)
Internal-use software development costs	(3,785)	(4,365)	(3,959)
Free cash flow	$120,878	$78,363	$21,955
Other cash flow components:
Net cash used in investing activities	$(640,574)	$(70,417)	$(13,095)
Net cash provided by financing activities	$560,415	$5,407	$1,719
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
Marketing Solutions. Our customers purchase a subscription to Marketing Solutions, either directly or through marketing agencies, for the ability to share tailored content on the Doximity platform via a variety of modules for defined time periods. We generally bill customers a portion of the contract upon contract execution and then bill throughout the remainder of the contract based on various time-based milestones. Generally, we bill in advance of revenue recognition and record unbilled revenue on the consolidated balance sheets within prepaid expenses and other current assets when revenue is recognized in advance of billings. Subscriptions to Marketing Solutions include the following contractual arrangements:
•Subscriptions for specific modules delivered on a monthly basis to a consistent number of targeted Doximity members during the subscription period. Pricing is based on the number and composition of the targeted Doximity members and on the specific modules purchased.
•Integrated subscriptions for a fixed subscription fee that are not tied to a single module, allowing customers to utilize any combination of modules during the subscription period.
For these subscription-based contractual arrangements, we recognize revenue over time as control of the service is transferred to the customer.
Hiring Solutions. We provide customers access to our platform which enables them to post job openings or deliver a fixed number of monthly messages to our network of medical professionals. We bill annually or quarterly ahead of the service period, or at the beginning of each month of service, and recognize revenue ratably over the contractual term.
Through our acquisition of Curative Talent, completed in fiscal 2021, we also generate revenue from temporary and permanent medical recruiting services which we charge on an hourly-fee and placement-fee basis, respectively. Revenue for temporary placement services is recognized net of third-party contractor fees. For the fiscal year ended March 31, 2022, the revenue from temporary and permanent medical recruiting services was not significant to our total revenue.
Cost of Revenue
Cost of revenue is primarily comprised of expenses related to cloud hosting, personnel-related expenses for our customer success team, costs for third-party platform access, software services and contractors, and other services used in connection with the delivery and support of our platform. Our cost of revenue also includes the amortization of internal-use software development costs and deferred contract costs, editorial and other content-related expenses, and allocated overhead. Cost of revenue is also driven by the growth of our member network and utilization of our telehealth tools. We intend to continue to invest additional resources in our cloud infrastructure and our customer support organizations to support the growth of our business and expect these expenses to increase on an absolute dollar basis.
Gross Profit and Gross Margin
Gross profit is total revenue less total cost of revenue. Gross margin is gross profit expressed as a percentage of total revenue. Gross profit and gross margin has been and will continue to be affected by a number of factors, including the timing of our acquisition of new customers and sales of additional solutions to our existing customers, the timing and extent of our investments in our operations, cloud hosting costs, growth in our customer success team, and the timing of amortization of internal-use software development costs. We expect our gross margin to remain relatively steady over the near term, although our quarterly gross margin is expected to fluctuate from period to period depending on the interplay of these and other factors.
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
Sales and Marketing
Sales and marketing expense is primarily comprised of personnel-related expenses, sales commissions, travel, and other event expenses. Sales and marketing expense also includes costs for third-party services and contractors, information technology and software-related costs, and allocated overhead. We capitalize the sales commissions that are considered to be incremental and recoverable costs of obtaining a contract with a customer. These sales commissions are amortized over the period of benefit. We expect sales and marketing expense to increase and to be our largest expense on an absolute basis.
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
Provision for (Benefit from) Income Taxes
Provision for (benefit from) income taxes consists primarily of income taxes in U.S federal, state, and local jurisdictions in which we conduct business. We continue to maintain a valuation allowance related to specific net deferred tax assets where it is not more likely than not that the deferred tax assets will be realized, which includes California research and development credits and capital loss carryforwards.
Results of Operations
The following tables set forth our consolidated results of operations data and such data as a percentage of revenue for the periods presented.

	Fiscal Year Ended March 31,
	2022	2021	2020
	(in thousands)
Revenue	$343,548	$206,897	$116,388
Cost of revenue(1)	39,787	31,196	14,900
Gross profit	303,761	175,701	101,488
Operating expenses:
Research and development(1)	62,350	43,873	32,435
Sales and marketing(1)	92,129	62,033	39,448
General and administrative(1)	35,746	16,492	7,442
Total operating expenses	190,225	122,398	79,325
Income from operations	113,536	53,303	22,163
Other income, net	469	4,466	1,351
Income before income taxes	114,005	57,769	23,514
Provision for (benefit from) income taxes	(40,778)	7,559	(6,223)
Net income	$154,783	$50,210	$29,737
_______________
(1)Costs and expenses include stock-based compensation expenses as follows:

	Fiscal Year Ended March 31,
	2022	2021	2020
	(in thousands)
Cost of revenue	$4,979	$600	$173
Research and development	7,065	1,975	710
Sales and marketing	8,108	1,998	847
General and administrative	11,290	2,679	623
Total stock-based compensation expense	$31,442	$7,252	$2,353

	Fiscal Year Ended March 31,
	2022	2021	2020
	(percentage of revenue)
Revenue	100%	100%	100%
Cost of revenue	12	15	13
Gross profit	88	85	87
Operating expenses:
Research and development	18	21	28
Sales and marketing	27	30	34
General and administrative	10	8	6
Total operating expenses	55	59	68
Income from operations	33	26	19
Other income, net	—	2	1
Income before income taxes	33	28	20
Provision for (benefit from) income taxes	(12)	4	(6)
Net income	45%	24%	26%
Comparison of the Years Ended March 31, 2022 and 2021
Revenue

	Fiscal Year Ended March 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Revenue	$343,548	$206,897	$136,651	66%
Revenue for the fiscal year ended March 31, 2022 increased $136.7 million as compared to the fiscal year ended 2021. The increase was primarily driven by a $127.0 million increase in subscription revenue. Of the increase in subscription revenue, $16.8 million was driven by the addition of new subscription customers1 and $109.0 million was due to the expansion of existing customers. The expansion of existing customers was primarily driven by average revenue per existing Marketing Solutions customer increasing by 60% as a result of adding new brands and service lines, growing existing brands and service lines, and upselling additional modules. The remaining change in subscription revenue was generated from Dialer Pro subscriptions for individuals and small practices and other non-recurring items. Approximately 93% of our revenue for the fiscal year ended March 31, 2022 was derived from subscription customers. The remaining increase in revenue was driven by an increase in medical recruiting services.
Cost of revenue, gross profit and gross margin

	Fiscal Year Ended March 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Cost of revenue	$39,787	$31,196	$8,591	28%
Gross profit	$303,761	$175,701	$128,060	73%
Gross margin	88%	85%
Cost of revenue for the fiscal year ended March 31, 2022 increased $8.6 million as compared to the fiscal year ended 2021. The increase in cost of revenue was primarily driven by a $4.2 million increase in personnel-related costs as a result of headcount growth of 36%, $2.6 million increase in expense from the U.S. News warrant granted in October 2021, and a $1.8 million increase in stock-based compensation expense due to headcount growth and an increase in the weighted-average grant date fair values of our equity grants. In addition, there was a $1.2 million increase in consulting services and a $1.3 million increase in amortization of internal-use software development costs. These increases were partially offset by a $3.0 million decrease in third-party software as a result of renegotiating pricing terms with vendors combined with a lower volume of virtual visits as compared to the prior period, when our Dialer tool was available to all members for free.
Gross margin increased due to our revenue growth and continued efficiency as we scale.
1 We define new subscription customers as revenue generating subscription customers in the current fiscal period who did not contribute any revenue for the same period in the prior fiscal year.

Operating Expenses
Research and development

	Fiscal Year Ended March 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Research and development	$62,350	$43,873	$18,477	42%
Research and development expense for the fiscal year ended March 31, 2022 increased $18.5 million as compared to the fiscal year ended 2021. The increase in research and development expense was primarily driven by a $9.8 million increase in personnel-related costs as a result of headcount growth of approximately 26%. The increase was also driven by a $5.1 million increase in stock-based compensation primarily attributable to headcount growth and an increase in the weighted-average grant date fair values of our equity grants. The increase was also due to a $2.3 million increase in third-party software subscription and license costs as a result of headcount growth as well as a $1.1 million increase in employee events and travel-related expenses as we resumed certain in-person events.
Sales and marketing

	Fiscal Year Ended March 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Sales and marketing	$92,129	$62,033	$30,096	49%
Sales and marketing expense for the fiscal year ended March 31, 2022 increased $30.1 million as compared to the fiscal year ended 2021. The overall increase in sales and marketing expense was due to the growth in our business, specifically driven by a $10.7 million increase in personnel-related costs due to headcount growth of 23% as well as a $5.4 million increase in incentive compensation due to increased sales activity. The increase was also driven by a $6.1 million increase in stock-based compensation mainly due to headcount growth and an increase in the weighted-average grant date fair values of our equity grants. Additionally, there was a $2.5 million increase in deferred contract costs amortization due to higher sales volume, a $2.2 million increase for in-person trade shows and conferences, advertising and other marketing expenses, and a $1.4 million increase in employee events and travel-related expenses as we resumed certain in-person events.
General and administrative

	Fiscal Year Ended March 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
General and administrative	$35,746	$16,492	$19,254	117%
General and administrative expense for the fiscal year ended March 31, 2022 increased $19.3 million as compared to the fiscal year ended 2021. The increase in general and administrative expense was primarily driven by an $8.6 million increase in stock-based compensation, of which $5.3 million related to the increase in headcount and the weighted-average grant date fair values of our equity awards and $3.3 million was due to performance grants where the performance conditions were met or became probable of achievement during fiscal 2022. In addition, there was a $2.8 million increase in personnel-related costs due to headcount growth of approximately 48%, a $3.1 million increase in insurance expense, and a $3.1 million increase in accounting, legal, and other services as we incurred additional expenses as a result of becoming a public company.
Other income, net

	Fiscal Year Ended March 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Other income, net	$469	$4,466	$(3,997)	(89)%
Other income, net for the fiscal year ended March 31, 2022 decreased $4.0 million compared to the fiscal year ended 2021. The decrease was primarily driven by a $4.7 million non-recurring gain that was recognized in October 2020 upon the sale of a portion of the Curative Talent business, offset by a $0.6 million increase in interest income due to our increased investment in marketable securities.

Provision for (benefit from) income taxes

	Fiscal Year Ended March 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$(40,778)	$7,559	$(48,337)	NM
For the fiscal year ended March 31, 2022, we had an income tax benefit of $40.8 million compared to a provision of $7.6 million for the fiscal year ended 2021. This change was primarily driven by excess tax benefit on stock option exercise and disqualifying disposition activities following our initial public offering in June 2021.
___________________
NM: Percentage not meaningful.
Liquidity and Capital Resources
Since inception, we have financed operations primarily through proceeds received from sales of equity securities and payments received from our customers. As of March 31, 2022, our principal sources of liquidity were cash and cash equivalents and marketable securities of $798.1 million. Our marketable securities consist of U.S. government and agency securities, corporate notes and bonds, commercial paper, asset-backed securities, and sovereign bonds.
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
For further details regarding our cash requirements from noncancelable operating lease obligations and other contractual commitments, see Note 13—Commitments and Contingencies included in Part II, Item 8 of this Annual Report on Form 10-K.
Cash Flows

	Fiscal Year Ended March 31,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$126,575	$82,973
Net cash used in investing activities	$(640,574)	$(70,417)
Net cash provided by financing activities	$560,415	$5,407
Net cash provided by operating activities
Cash provided by operating activities was $126.6 million for the fiscal year ended March 31, 2022. This consisted of net income of $154.8 million, adjusted for non-cash items of $12.1 million and a net decrease in operating assets and liabilities of $40.3 million. Non-cash items primarily consisted of stock-based compensation expense of $31.4 million, amortization of deferred contract costs of $9.8 million, depreciation and amortization expense of $5.0 million, amortization of the premium on marketable securities of $4.3 million, offset by a negative non-cash adjustment for deferred tax benefit of $41.2 million. The net decrease in operating assets and liabilities was driven by a $31.0 million increase in accounts receivable due to the growth of our business and the timing of collections, a $9.6 million increase in deferred contract costs due to increased sales activity, and a $9.1 million increase in prepaid expenses and other assets. These decreases were partially offset by an increase of $8.7 million in accounts payable, accrued expenses and other liabilities, which was primarily a result of increased accrued payroll, bonus, and related expenses due to increased headcount and timing of payments and increased rebate liabilities due to higher sales combined with the timing of payments.
Cash provided by operating activities was $83.0 million for the fiscal year ended March 31, 2021. This consisted of net income of $50.2 million, adjusted for non-cash items of $21.2 million and a net increase in operating assets and liabilities of $11.6 million. Non-cash items primarily consisted of stock-based compensation expense of $7.3 million, amortization of deferred contract costs of $6.9 million, deferred income tax expense of $5.0 million, and depreciation and amortization expense of $3.7 million, partially offset by a $4.7 million gain due to the sale of a portion of the Curative Talent business. The net increase in operating assets and liabilities was primarily driven by an increase of $38.6 million in deferred revenue due to the addition of new customers and expansion from existing customers combined with the timing of customer billings and an increase of $7.3 million in accounts payable, accrued expenses and other liabilities, which was primarily a result of increased accrued incentive compensation due to higher sales and timing of payments and increased accrued payroll, bonus, and related expenses due to increased headcount and timing of payments. These increases were partially offset by an increase of $20.5 million in accounts receivable due to the growth of our business and the timing of collections and an increase of $9.4 million in deferred contract costs due to increased sales activity.
Net cash used in investing activities
Cash used in investing activities was $640.6 million for the fiscal year ended March 31, 2022, which primarily consisted of purchases of marketable securities of $1.3 billion, partially offset by proceeds from the sale of marketable securities of $633.8 million, proceeds from the maturities of marketable securities of $47.9 million, and capitalization of internal-use software development costs of $3.8 million.
Cash used in investing activities was $70.4 million for the fiscal year ended March 31, 2021, which primarily consisted of purchases of marketable securities of $78.9 million and cash paid for the acquisition of Curative Talent of $31.7 million, partially offset by proceeds from the maturities of marketable securities of $40.5 million.
Net cash provided by financing activities
Cash provided by financing activities was $560.4 million for the fiscal year ended March 31, 2022, which primarily consisted of $553.9 million of proceeds from the issuance of common stock upon our initial public offering after deducting underwriting fees and commissions, $12.6 million of net proceeds from the exercise of stock options, and $1.4 million of proceeds from the issuance of common stock in connection with the employee stock purchase plan. These proceeds were partially offset by $4.0 million in payments for deferred offering costs and $2.7 million in payments from the repurchase and retirement of common stock.
Cash provided by financing activities was $5.4 million for the fiscal year ended March 31, 2021, which primarily consisted of $8.9 million of net proceeds from the exercise of stock options, partially offset by $1.5 million in payments for deferred offering costs and $2.0 million from the repurchase and retirement of common stock.
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
Critical Accounting Policies and Estimates
Our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K are prepared in accordance with GAAP. The preparation of our financial statements also requires us to make estimates and assumptions that affect the amounts stated in the consolidated financial statements and accompanying notes. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results could differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.
We believe that of our significant accounting policies, which are described in Note 2—Summary of Significant Accounting Policies included in Part II, Item 8 of this Annual Report on Form 10-K, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, we believe the below policies are the most critical to aid in fully understanding and evaluating our consolidated financial statements.

Revenue Recognition
Marketing Solutions customers may purchase a subscription for a specific module to be used over a defined period of time. These customers may purchase more than one module with either the same or different subscription periods. Each module targets a consistent number of Doximity members per month for the duration of the subscription period. The Company treats each subscription to a specific module as a distinct performance obligation because each module is capable of being distinct as the customer can benefit from the subscription to each module on their own and each subscription can be sold standalone. The subscription to each module is treated as a series of distinct performance obligations because it is distinct and substantially the same, satisfied over time, and has the same measure of progress. The total transaction price is allocated to the individual module subscriptions, which represent separate performance obligations, based on the relative standalone selling price. We commence revenue recognition when the first content for the specific module is launched on the platform for the initial monthly period and revenue is recognized over time as each subsequent content period is delivered.
Marketing Solutions customers may also purchase integrated subscriptions for a fixed subscription fee that are not tied to a single module but allow customers to utilize any combination of modules during the subscription period subject to limits on the total number of modules launched in a given period of time, active at any given time, and members targeted. These represent stand-ready obligations in that the delivery of the underlying sponsored content is within the control of the customer and the extent of use in any given period does not diminish the remaining services. For these integrated campaign subscriptions, we record revenue ratably over the subscription period commencing with the beginning of the subscription term.
Stock-Based Compensation
We account for stock-based compensation in accordance with the authoritative guidance on stock compensation. Under the fair value recognition provisions of this guidance, stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense, net of estimated forfeitures, in the statement of operations over the requisite service period, which is generally the vesting period of the respective award. Forfeitures are estimated based upon our historical experience and we revise the estimates, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.
Determining the grant-date fair value of stock options requires judgment. We estimate the fair value of restricted stock units, or RSUs, at our stock price on the grant date. We use the Black-Scholes option-pricing model to determine the fair value of stock options, warrants, purchase rights under the employee stock purchase plan, or ESPP. The determination of the grant-date fair value using the Black-Scholes model is affected by the fair value of our common stock and assumptions regarding a number of other complex and subjective variables. These assumptions include the expected term of the award, the expected stock price volatility over the expected term of the award, the risk-free interest rate for the expected term of the award, and expected dividends.
Prior to the IPO, when there was no public market for our common stock, significant judgment was involved in determining the fair value of our common stock and the expected stock price volatility. Our board of directors considered numerous objective and subjective factors to determine the fair value of our common stock at each meeting during which awards were approved. These factors included, but were not limited to (i) contemporaneous third-party valuations of common stock; (ii) the rights and preferences of our preferred stock relative to common stock; (iii) the lack of marketability of common stock; (iv) developments in the business; and (v) the likelihood of achieving a liquidity event, such as an IPO or sale of the Company, given prevailing market conditions. The expected volatility was determined using the historical volatilities of several publicly listed peer companies over a period equivalent to the expected term of the awards. We have not granted stock options to employees subsequent to the IPO.
Business Combinations
We allocate the purchase price of acquired companies to tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date. The purchase price allocation process requires management to make significant estimates and assumptions with respect to the valuation of intangible assets. Examples of critical estimates in valuing certain of the intangible assets we have acquired or may acquire in the future include but are not limited to future expected cash flows, future revenue growth, margins, customer retention rates, technology life, royalty rates, expected use of acquired assets, and discount rates. These factors are also considered in determining the useful life of the acquired intangible assets. These estimates are based in part on historical experience, market conditions and information obtained from management of the acquired companies and are inherently uncertain. Goodwill represents the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recorded.

Recent Accounting Pronouncements
Refer to Note 2—Summary of Significant Accounting Policies included in Part II, Item 8 of this Annual Report on Form 10-K for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Substantially all of our operations are within the United States and we do not have any foreign currency exposure. We are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and inflation.
Interest Rate Risk
Our cash and cash equivalents and marketable securities primarily consist of cash on hand and highly liquid investments in money market funds, corporate notes and bonds, asset-backed securities, commercial paper, U.S. government and agency securities, and sovereign bonds. As of March 31, 2022 and 2021, we had cash and cash equivalents of $112.8 million and $66.4 million and marketable securities of $685.3 million and $76.1 million, respectively. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair value of our investments. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates.
A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $10.6 million in the market value of our cash equivalents and marketable securities as of March 31, 2022. A hypothetical 100 basis point increase in interest rates did not have a material impact on the market value of our cash equivalents and marketable securities as of March 31, 2021. Fluctuations in the value of our investments caused by a change in interest rates are recorded in other comprehensive income and are realized only if we sell the underlying securities.
Impact of Inflation
We do not believe that inflation has had a material effect on our business, results of operations, or financial condition. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. Our inability or failure to do so could harm our business, financial condition, and results of operations.

DOXIMITY, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Doximity, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Doximity, Inc. and subsidiaries (the "Company") as of March 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows, for each of the three years in the period ended March 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
San Francisco, California
May 27, 2022

We have served as the Company's auditor since 2015.

DOXIMITY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	As of March 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$112,809	$66,393
Marketable securities	685,304	76,141
Accounts receivable, net of allowance for doubtful accounts of $359 and $955 as of March 31, 2022 and 2021, respectively	81,073	50,319
Prepaid expenses and other current assets	19,439	10,692
Deferred contract costs, current	5,512	5,856
Total current assets	904,137	209,401
Property and equipment, net	8,488	7,598
Deferred income tax assets	48,558	2,112
Operating lease right-of-use assets	1,087	1,339
Intangible assets, net	7,909	9,596
Goodwill	18,915	18,915
Other assets	2,263	2,758
Total assets	$991,357	$251,719
Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Equity
Current liabilities:
Accounts payable	$463	$1,515
Accrued expenses and other current liabilities	25,270	16,285
Deferred revenue, current	84,907	83,272
Operating lease liabilities, current	642	970
Total current liabilities	111,282	102,042
Deferred revenue, non-current	78	220
Operating lease liabilities, non-current	447	284
Other liabilities, non-current	956	972
Total liabilities	112,763	103,518
Commitments and contingencies (Note 13)
Redeemable Convertible Preferred Stock
Redeemable convertible preferred stock, $0.001 par value; zero and 76,350 shares authorized as of March 31, 2022 and 2021, respectively; zero and 76,287 shares issued and outstanding as of March 31, 2022 and 2021, respectively; liquidation preference of zero and $81,672 as of March 31, 2022 and 2021, respectively	—	81,458
Stockholders’ Equity
Preferred stock, $0.001 par value; 100,000 and zero shares authorized as of March 31, 2022 and 2021, respectively; zero shares issued and outstanding as of March 31, 2022 and 2021, respectively	—	—
Class A and Class B common stock, $0.001 par value; 1,500,000 and 198,000 shares authorized as of March 31, 2022 and 2021, respectively; 192,398 and 82,910 shares issued and outstanding as of March 31, 2022 and 2021, respectively	192	83
Additional paid-in capital	702,589	30,357
Accumulated other comprehensive loss	(15,294)	(21)
Retained earnings	191,107	36,324
Total stockholders' equity	878,594	66,743
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$991,357	$251,719
The accompanying notes are an integral part of these consolidated financial statements.

DOXIMITY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal Year Ended March 31,
	2022	2021	2020
Revenue	$343,548	$206,897	$116,388
Cost of revenue	39,787	31,196	14,900
Gross profit	303,761	175,701	101,488
Operating expenses:
Research and development	62,350	43,873	32,435
Sales and marketing	92,129	62,033	39,448
General and administrative	35,746	16,492	7,442
Total operating expenses	190,225	122,398	79,325
Income from operations	113,536	53,303	22,163
Other income, net	469	4,466	1,351
Income before income taxes	114,005	57,769	23,514
Provision for (benefit from) income taxes	(40,778)	7,559	(6,223)
Net income	$154,783	$50,210	$29,737
Undistributed earnings attributable to participating securities	(21,526)	(28,654)	(18,908)
Net income attributable to Class A and Class B common stockholders, basic and diluted	$133,257	$21,556	$10,829
Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.82	$0.29	$0.16
Diluted	$0.70	$0.23	$0.13
Weighted-average shares used in computing net income per share attributable to Class A and Class B common stockholders:
Basic	163,484	74,342	66,758
Diluted	191,017	95,134	81,710
The accompanying notes are an integral part of these consolidated financial statements.

DOXIMITY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Year Ended March 31,
	2022	2021	2020
Net income	$154,783	$50,210	$29,737
Other comprehensive loss
Change in unrealized loss on available-for-sale-securities, net of tax of $5,199, $0, and $0, respectively	(15,273)	(21)	—
Total other comprehensive loss	(15,273)	(21)	—
Comprehensive income	$139,510	$50,189	$29,737
The accompanying notes are an integral part of these consolidated financial statements.

DOXIMITY, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of March 31, 2019	76,249	$81,433	65,526	$65	$10,623	$—	$(43,623)	$(32,935)
Stock-based compensation	—	—	—	—	2,537	—	—	2,537
Exercise of stock options	—	—	3,040	3	1,691	—	—	1,694
Common stock warrant expense	—	—	—	—	57	—	—	57
Exercise of Series B redeemable convertible preferred stock warrants	38	25	—	—	46	—	—	46
Net income	—	—	—	—	—	—	29,737	29,737
Balance as of March 31, 2020	76,287	$81,458	68,566	$68	$14,954	$—	$(13,886)	$1,136
Stock-based compensation	—	—	—	—	7,398	—	—	7,398
Exercise of stock options	—	—	13,890	14	8,883	—	—	8,897
Issuance of common stock in exchange for services	—	—	22	—	34	—	—	34
Repurchase and retirement of common stock	—	—	(258)	—	(2,022)	—	—	(2,022)
Common stock warrant expense	—	—	—	—	49	—	—	49
Other comprehensive loss	—	—	—	—	—	(21)	—	(21)
Issuance of common stock in connection with an acquisition	—	—	690	1	1,061	—	—	1,062
Net income	—	—	—	—	—	—	50,210	50,210
Balance as of March 31, 2021	76,287	$81,458	82,910	$83	$30,357	$(21)	$36,324	$66,743

DOXIMITY, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
(in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of March 31, 2021	76,287	$81,458	82,910	$83	$30,357	$(21)	$36,324	$66,743
Stock-based compensation	—	—	—	—	29,341	—	—	29,341
Exercise of stock options	—	—	10,823	11	12,601	—	—	12,612
Vesting of restricted stock units	—	—	24	—	—	—	—	—
Tax withholding on shares under stock-based compensation awards	—	—	—	—	(817)	—	—	(817)
Repurchase and retirement of common stock	—	—	(181)	—	(2,698)	—	—	(2,698)
Common stock warrant expense	—	—	—	—	2,598	—	—	2,598
Other comprehensive loss	—	—	—	—	—	(15,273)	—	(15,273)
Conversion of redeemable convertible preferred stock upon initial public offering	(76,287)	(81,458)	76,287	76	81,382	—	—	81,458
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and deferred offering costs	—	—	22,506	22	548,430	—	—	548,452
Issuance of common stock in connection with the employee stock purchase plan	—	—	29	—	1,395	—	—	1,395
Net income	—	—	—	—	—	—	154,783	154,783
Balance as of March 31, 2022	—	$—	192,398	$192	$702,589	$(15,294)	$191,107	$878,594
The accompanying notes are an integral part of these consolidated financial statements.

DOXIMITY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended March 31,
	2022	2021	2020
Cash flows from operating activities
Net income	$154,783	$50,210	$29,737
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,040	3,702	900
Deferred income taxes	(41,247)	4,987	(7,099)
Stock-based compensation, net of amounts capitalized	31,442	7,252	2,353
Non-cash lease expense	1,159	2,433	2,000
Amortization of premium (accretion of discount) on marketable securities, net	4,332	197	(441)
Loss on sale of marketable securities	1,231	—	—
Amortization of deferred contract costs	9,755	6,883	5,070
Gain on sale of business	—	(4,698)	—
Other	410	403	(52)
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(31,017)	(20,452)	(12,036)
Prepaid expenses and other assets	(9,089)	(1,833)	(3,040)
Deferred contract costs	(9,609)	(9,384)	(5,674)
Accounts payable, accrued expenses and other liabilities	8,664	7,285	5,056
Deferred revenue	1,828	38,571	13,318
Operating lease liabilities	(1,107)	(2,583)	(3,893)
Net cash provided by operating activities	126,575	82,973	26,199
Cash flows from investing activities
Purchases of property and equipment	(1,912)	(245)	(285)
Internal-use software development costs	(3,785)	(4,365)	(3,959)
Purchases of marketable securities	(1,317,193)	(78,880)	(79,107)
Maturities of marketable securities	47,919	40,537	70,256
Sales of marketable securities	633,802	—	—
Cash paid for acquisition, net of cash acquired	—	(31,682)	—
Proceeds from sale of business	—	4,230	—
Other	595	(12)	—
Net cash used in investing activities	(640,574)	(70,417)	(13,095)
Cash flows from financing activities
Proceeds from issuance of common stock upon initial public offering after deducting underwriting discounts and commissions	553,905	—	—
Proceeds from issuance of common stock upon exercise of stock options	12,612	8,897	1,694
Proceeds from issuance of common stock in connection with the employee stock purchase plan	1,395	—	—
Taxes paid related to net share settlement of equity awards	(817)	—	—
Repurchase of common stock	(2,698)	(2,022)	—
Payments for deferred offering costs	(3,982)	(1,468)	—
Proceeds from exercise of redeemable convertible preferred stock warrants	—	—	25
Net cash provided by financing activities	560,415	5,407	1,719
Net increase in cash and cash equivalents	46,416	17,963	14,823
Cash and cash equivalents, beginning of period	66,393	48,430	33,607
Cash and cash equivalents, end of period	$112,809	$66,393	$48,430

DOXIMITY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

Supplemental disclosures of cash flow information
Cash paid for taxes	$206	$5,972	$1,237
Non-cash financing and investing activities
Conversion of redeemable convertible preferred stock to common stock	$81,458	$—	$—
Unpaid deferred offering costs	$—	$782	$—
Common stock issued in acquisition	$—	$1,062	$—
Capitalized stock-based compensation for internal-use software development costs	$497	$195	$184
Amounts held in escrow related to sale of business	$—	$470	$—
Operating lease right-of-use assets obtained in exchange for modified operating lease liabilities	$1,151	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS
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
Initial Public Offering
In June 2021, the Company completed its initial public offering, or IPO, in which the Company issued and sold 22,505,750 shares of its Class A common stock at $26.00 per share, including 3,495,000 shares issued upon the exercise of the underwriters’ option to purchase additional shares. The Company received proceeds of $548.5 million after deducting underwriting discounts and commissions as well as deferred offering costs. In connection with the IPO, all 76,286,618 shares of the Company’s outstanding redeemable convertible preferred stock automatically converted into an equivalent number of shares of Class B common stock on a one-to-one basis.
Deferred offering costs, which consist of direct incremental legal, consulting, banking, and accounting fees relating to the Company’s planned initial public offering, were capitalized. Upon the consummation of the IPO, the $5.5 million of deferred offering costs were offset against proceeds.
Stock Split
On June 8, 2021, the Company’s board of directors and stockholders approved an amendment to the Company’s amended and restated certificate of incorporation effecting a 2-for-1 forward split of the Company’s issued and outstanding stock, including outstanding stock-based instruments and redeemable convertible preferred stock. The par value of the common and redeemable convertible preferred stock was not adjusted as a result of the stock split. As such, the Company has reclassified amounts from additional paid-in capital to common stock. All issued and outstanding shares of common stock, stock-based instruments, redeemable convertible preferred stock, and per-share amounts included in the accompanying consolidated financial statements have been adjusted to reflect this stock split for all periods presented.
2.  Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP.
The accompanying consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts were reclassified, as applicable, to conform to the current year presentation.
Fiscal Year
The Company’s fiscal year ends on March 31st. Unless otherwise noted, all references to a particular year shall mean the Company’s fiscal year.
Use of Estimates
The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts stated in the consolidated financial statements and accompanying notes. These judgments, estimates, and assumptions are used for, but not limited to, revenue recognition, the fair values of acquired intangible assets and goodwill, the useful lives of long-lived assets, the valuation of the Company’s common stock and stock-based awards, and deferred income taxes. The Company bases its estimates on historical experience and also on assumptions that management considers reasonable. The Company assesses these estimates on a regular basis; however, actual

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
results could differ from these estimates due to risks and uncertainties, including uncertainty in the current economic environment due to the potential long-term impact and duration of the ongoing COVID-19 pandemic.
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
Concentrations of credit risk with respect to accounts receivable are primarily limited to certain customers to which the Company makes substantial sales. The Company’s significant customers that represented 10% or more of revenue or accounts receivable, net for the periods presented were as follows:

	Revenue			Accounts Receivable, Net
	Fiscal Year Ended March 31,			As of March 31,
	2022	2021	2020	2022	2021
Customer A	*	12%	12%	21%	25%
_______________
* Less than 10%

For the purpose of assessing concentration of credit risk for significant customers, the Company defines a customer as an entity that purchases the Company’s services directly or indirectly through marketing agencies. The majority of marketing agencies have a pass-through arrangement for collection purposes, except one marketing agency which accounted for 17% and 18% of accounts receivable, net as of March 31, 2022 and 2021, respectively.
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
The Company determines revenue recognition in accordance with ASC 606, Revenue from Contracts with Customers, through the following five steps:
1)Identify the contract with a customer
The Company considers the terms and conditions of its contracts and the Company’s customary business practices in identifying its contracts under ASC 606. The Company determines it has a contract with a customer when the contract has been approved by both parties, it can identify each party’s rights regarding the services to be transferred and the payment terms for the services, it has determined the customer to have the ability and intent to pay, and the contract has commercial substance. At contract inception, the Company evaluates whether two or more contracts should be combined and accounted for as a single contract. The Company applies judgment in determining the customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s payment history or, in the case of a new customer, credit and financial information pertaining to the customer.
Contractual terms for Marketing Solutions contracts are generally 12 months or less. The contractual term for Hiring Solutions contracts is typically 12 months. Customers are generally billed for a portion of the contract upon contract execution and then billed throughout the remainder of the contract based on various time-based milestones. Certain Marketing Solutions

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
contracts are cancellable with a 30-day notice period. The Company is not required to refund any prepayment fees invoiced and customers are responsible for prorated amounts to cover services that were provided but payment was not made. Contracts related to Hiring Solutions are noncancellable and customers are billed in annual, quarterly, or monthly installments in advance of the service period.
2)Identify the performance obligations in the contract
Performance obligations promised in a contract are identified based on the services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available, and are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract.
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
Marketing Solutions customers may also purchase integrated subscriptions for a fixed subscription fee that are not tied to a single module but allow customers to utilize any combination of modules during the subscription period subject to limits on the total number of modules launched in a given period of time, active at any given time, and members targeted. These represent stand-ready obligations in that the delivery of the underlying sponsored content is within the control of the customer and the extent of use in any given period does not diminish the remaining services.
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
3)Determine the transaction price
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

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4)Allocate the transaction price to performance obligations in the contract
If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative stand-alone selling price, or SSP. The determination of a SSP for each distinct performance obligation requires judgment. The Company determines SSP for performance obligations based on overall pricing objectives, which take into consideration market conditions and customer-specific factors, including a review of internal discounting tables, the type of services being sold, and other factors. The estimate of standalone selling price is based on historical sales of standalone services. The Company estimates standalone selling price for arrangements where standalone sales do not provide sufficient evidence of standalone selling price. The Company believes the use of its estimation approach and allocation of the transaction price on a relative SSP basis to each performance obligation results in revenue recognition in a manner consistent with the underlying economics of the transaction and the allocation principle included in ASC 606.
5)Recognize revenue when or as the Company satisfies a performance obligation
Revenue is recognized when or as control of the promised goods or service is transferred to the customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. Subscriptions represent a series of distinct goods or services because the performance obligations are satisfied over time as customers simultaneously receive and consume the benefits related to the services as the Company performs. In the case of module specific subscriptions, a consistent level of service is provided during each monthly period the sponsored content is available on the Company’s platform. The Company commences revenue recognition when the first content is launched on the platform for the initial monthly period and revenue is recognized over time as each subsequent content period is delivered. The Company’s obligation for its integrated subscriptions is to stand-ready throughout the subscription period; therefore, the Company considers an output method of time to measure progress towards satisfaction of its obligations with revenue commencing upon the beginning of the subscription period.
The Company treats Hiring Solutions subscriptions as a single performance obligation that represents a series of distinct performance obligations that is satisfied over time. Revenue recognition commences when the customer receives access to the services.
Other revenue consists of fees earned from the temporary staffing and permanent placement of healthcare professionals. Revenue is recognized when control of these services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.
Contract Balances
Timing of revenue recognition may differ from the timing of invoicing to customers. A majority of customers are invoiced throughout the contract while others are billed upfront. Marketing Solutions customers are generally billed for a portion of the contract upon contract execution and then billed throughout the remainder of the contract based on various time-based milestones, starting when the tailored content is first shared on the Doximity platform. The Company’s contracts do not contain significant financing components.
The Company records unbilled revenue when revenue is recognized in amounts for which it is contractually entitled but exceeds the amounts the Company has a right to bill as of the end of the period. The Company records unbilled revenue on the consolidated balance sheets within prepaid expenses and other current assets.
Deferred revenue consists of noncancelable customer billings or payments received in advance of revenue recognition. Deferred revenue balances are generally expected to be recognized within 12 months. Since the majority of the Company’s contracts have a duration of one year or less, the Company has elected not to disclose remaining performance obligations in accordance with the optional exemption in ASC 606. Remaining performance obligations for contracts with an original duration greater than one year are not material.
Deferred Contract Costs
The Company capitalizes sales commissions that are considered to be incremental and recoverable costs of obtaining a contract with a customer.
Sales compensation earned for the renewal of Marketing Solutions contracts are commensurate with commissions earned for a new or expansion Marketing Solutions contract, whereas commissions for the renewal of Hiring Solutions subscription contracts are earned at a lower rate than for new and expansion Hiring Solutions subscription contracts.

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred compensation for Marketing Solutions contracts and Hiring Solutions renewal contracts is amortized over the weighted-average contractual term, ranging from 7 months to 13 months. Deferred compensation tied to new and expansion contracts for Hiring Solutions is amortized on a straight-line basis over the expected period of benefit of 4 years, which is determined by the nature of the Company’s technology and services, the rate at which the Company continually enhances and updates its technology, and its historical customer retention. Deferred compensation is recorded as deferred contract costs on the consolidated balance sheets. Amortized costs are included in cost of revenues and sales and marketing expense in the consolidated statements of operations. Amounts expected to be recognized within one year of the balance sheet date are recorded as deferred contract costs, current, and the remaining portion is recorded as other assets on the consolidated balance sheets. Certain sales commissions that are not considered incremental costs are expensed in the same period as they are earned.
Fair Value of Financial Instruments
Available-for-sale debt securities are recorded at fair value on the consolidated balance sheets. The carrying value of cash equivalents, accounts receivable, accounts payable, and accrued expenses and other current liabilities approximate their respective fair values due to their short maturities.
Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The Company uses a three-tier hierarchy, which prioritizes the inputs used in measuring fair value as follows:
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
Cash and Cash Equivalents and Marketable Securities
The Company considers all highly liquid investments with maturities of three months or less at the time of acquisition to be cash equivalents.
The Company’s marketable securities portfolio includes only debt securities. Marketable debt securities that the Company may sell prior to maturity in response to changes in the Company's investment strategy, liquidity needs, or for other reasons are classified as available-for-sale. The Company's portfolio as of March 31, 2022 and 2021 includes only available-for-sale securities. Available-for-sale securities are stated at fair value as of each balance sheet date. Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive income, a component of stockholders’ equity on the consolidated balance sheets. The Company’s marketable securities are available for use in current operations, even if the security matures beyond 12 months. The Company classifies its marketable securities as current assets on the consolidated balance sheets.
Periodically, the Company assesses the available-for-sale securities for impairment. An investment is impaired if the fair value of the investment is less than its amortized cost basis. The amortized cost of an investment will be written down to the fair value when the Company determines (i) it is more likely than not that management will be required to sell the impaired security before recovery of its amortized basis or (ii) management has the intention to sell the security. If neither of these conditions are met, the Company must determine whether the impairment is due to credit losses. A credit loss exists if the amortized cost basis of the security exceeds the present value of cash flows expected to be collected. All credit losses are recorded to other income, net and any remaining unrealized losses are recorded to other comprehensive loss. If the Company has the intent to sell an available-for-sale security in an unrealized loss position or it is more likely than not that it will be required to sell the security prior to recovery of its amortized cost basis, any previously recorded allowance is reversed and the entire difference between the amortized cost basis of the security and its fair value is recognized in other income, net in the consolidated statements of operations.

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company determines any realized gains or losses on the sale of marketable securities on a specific identification method and records them to other income, net. Amortization of premiums and accretion of discounts are recorded to other income, net.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. The Company estimates its allowance for doubtful accounts by evaluating the Company’s ability to collect outstanding receivable balances. The Company considers various factors, including the age of the balance, the creditworthiness of the customer, which is assessed based on ongoing credit evaluations and payment history, and the customer’s current financial condition. The Company had no material bad debt write offs for the years ending March 31, 2022, 2021, and 2020.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation and amortization expense is recorded on a straight-line basis over the estimated useful lives of the assets. The estimated useful life of each asset category is as follows:

Furniture and equipment	3-5 years
Computers and software	3 years
Internal-use software development costs	3 years
Leasehold improvements	Shorter of useful life or remaining lease term
When assets are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are written off, and any resulting gain or loss is recorded in the consolidated statement of operations in the period realized. Maintenance and repairs are expensed as incurred.
Internal-Use Software Development Costs
The Company capitalizes certain costs to develop its website, mobile applications and internal-use software when preliminary planning efforts are successfully completed, management has committed project resourcing, and it is probable that the project will be completed. Costs incurred prior to meeting these criteria, as well as costs incurred for training, maintenance, and minor modifications or enhancements, are expensed as incurred. Capitalized costs include personnel and related expenses for employees and costs of third-party contractors who are directly associated with and who devote time to internal-use software projects. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended use.
Capitalized costs are included in property and equipment, net on the consolidated balance sheets and are amortized to cost of revenue over their estimated useful life.
Business Combinations
To determine whether a transaction is accounted for as an asset acquisition or business combination, the Company applies a screen test to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. When the Company acquires a business, the purchase consideration is allocated to the tangible and intangible assets acquired and liabilities assumed at their estimated fair values on the acquisition date. The excess of the fair value of purchase consideration over the values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, management makes significant estimates and assumptions, particularly with respect to the valuation of intangible assets. Acquisition costs, such as legal and consulting fees, are expensed as incurred.
Goodwill, Intangible Assets, and Long-Lived Assets
Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized, but is tested for impairment at least annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company has one reporting unit and evaluates goodwill for impairment at the entity level. If the carrying value of the reporting unit exceeds its fair value, an impairment charge is

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
recognized for the excess of the carrying value of the reporting unit over its fair value, limited to the amount of goodwill allocated to the reporting unit. The Company performs its annual impairment test of goodwill in its fourth fiscal quarter and whenever events or circumstances indicate that the asset might be impaired.
The intangible assets are stated at cost less accumulated amortization and are amortized on a straight-line basis over their estimated remaining economic lives. Amortization expense related to intangible assets is included in sales and marketing expense.
Management evaluates the recoverability of the Company’s property and equipment and intangible assets when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset or an asset group to the estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If the carrying value exceeds the estimated undiscounted future cash flows, an impairment loss is recognized for the amount by which the carrying amount exceeds the fair value for the asset or asset group.
Stock-Based Compensation
The Company measures compensation expense for all stock-based awards based on the estimated fair value of the awards on the date of grant. Stock-based awards include stock options with service-based, performance-based and market-based vesting conditions, restricted stock units, or RSUs, performance-based restricted stock units, or PSUs, and warrants granted to employees, directors, and non-employees, as well as stock purchase rights granted to employees under the 2021 Employee Stock Purchase Plan, or ESPP. For awards that vest based on continued service, stock-based compensation, net of estimated forfeitures, is recognized on a straight-line basis over the requisite service period. For awards with performance-based vesting conditions, stock-based compensation expense, net of estimated forfeitures, is recognized using an accelerated attribution method from the time it is deemed probable that the vesting condition will be met through the time the service-based vesting condition has been achieved. The Company reassesses the probability of achieving the performance condition at each reporting date. For awards with market-based vesting conditions, stock-based compensation expense, net of estimated forfeitures, is recognized on an accelerated attribution basis over the requisite service period, even if the market condition is not satisfied. Forfeitures are estimated based upon the Company’s historical experience and the Company revises its estimates, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.
The fair value of each RSU and PSU is based on the fair value of the Company’s common stock on the date of grant.
The grant-date fair value of warrants, stock purchase rights granted to employees under the ESPP, and stock options with service-based or performance-based vesting conditions is estimated using the Black-Scholes pricing model. The grant-date fair value of stock options with market-based vesting conditions is estimated using the Monte Carlo simulation model. The determination of the grant-date fair value using an option-pricing model is affected by the fair value of the Company’s common stock and assumptions regarding a number of other complex and subjective variables. These assumptions include the expected term of the award, the expected stock price volatility over the expected term of the award, the risk-free interest rate for the expected term of the award, and expected dividends. The assumptions used in the Black-Scholes models are determined as follows:
Risk-Free Interest Rate—The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent expected term of the options for each option group.
Expected Volatility—Prior to the IPO when there was no public market for the Company’s common stock, the expected volatility was determined using the historical volatilities of several publicly listed peer companies over a period equivalent to the expected term of the awards. The Company has not issued any stock options subsequent to the IPO. After the IPO, for the Company’s ESPP, the expected volatility was determined using the historical stock volatilities of the common stock of the Company over a period equivalent to the duration of the offering period.
Expected Term—The expected term represents the period that the Company’s stock-based awards are expected to be outstanding. For stock options granted to employees prior to the completion of the IPO, the Company estimated the expected term using the simplified method as the Company’s historical share option exercise experience did not provide a reasonable basis upon which to estimate the expected term. The simplified method uses the average of the vesting period and contractual term. For stock options granted to non-employees prior to the completion of the IPO, the Company used the contractual term as the expected term. The Company has not issued any stock options subsequent to the IPO. For stock purchase rights granted to employees under the ESPP, the expected term is equivalent to the offering period.

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Expected Dividend Yield—The Company has not historically issued dividends and does not currently expect to issue a dividend in the future.
Fair Value Per Share of the Company’s Common Stock—Because the Company’s common stock was not publicly traded until the completion of the IPO, the Company’s board of directors considered numerous objective and subjective factors to determine the fair value of the Company’s common stock at each meeting during which awards were approved. These factors included, but were not limited to (i) contemporaneous third-party valuations of common stock; (ii) the rights and preferences of the Company’s preferred stock relative to common stock; (iii) the lack of marketability of common stock; (iv) developments in the business; and (v) the likelihood of achieving a liquidity event, such as an IPO or sale of the Company, given prevailing market conditions.
Leases
The Company determines if a contract is or contains a lease at inception. All of the Company’s leases are operating leases. Operating lease right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term, discounted using the Company’s incremental borrowing rate. As none of the Company’s leases provide an implicit rate, the incremental borrowing rate used is estimated based on what the Company would be required to pay for a collateralized loan over a similar term as the lease. The Company amortizes the present value of each right-of-use asset on a straight-line basis over its remaining lease term. Leases are included in operating lease right-of-use assets, operating lease liabilities, current, and operating lease liabilities, non-current on the consolidated balance sheets.
Options to extend or terminate a lease are included in the lease term when it is reasonably certain that such options will be exercised.
Our lease agreements may contain variable costs such as common area maintenance, insurance, property tax, and other operating costs. Variable lease costs are expensed as incurred in the consolidated statements of operations. The Company does not separate non-lease components from lease components for its facility asset portfolio.
The Company does not recognize right-of-use assets and lease liabilities for short-term leases, which have a lease term of 12 months or less. Lease cost for short-term leases is recognized on a straight-line basis over the lease term.
Net Income Per Share Attributable to Common Stockholders
Basic and diluted net income per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. Holders of redeemable convertible preferred stock are each entitled to receive noncumulative dividends out of any funds legally available, when and if declared by the Company’s board of directors, payable prior and in preference to any dividends on any shares of common stock based on the proportion of common stock that would be held if all shares of redeemable convertible preferred stock were converted at the then-effective conversion rate.
Redeemable convertible preferred stock is therefore considered a participating security and is included in the computation of earnings per share under the two-class method. Holders of redeemable convertible preferred stock do not have a contractual obligation to share in the Company’s losses.
Under the two-class method, net income attributable to common stockholders is determined by allocating undistributed earnings, calculated as net income, less (i) current period redeemable convertible preferred stock noncumulative dividends and (ii) earnings attributable to participating securities.
Basic net income per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period.
Diluted net income per share attributable to common stockholders is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities include stock options, RSUs, PSUs, ESPP, redeemable convertible preferred stock, redeemable convertible preferred stock warrants, and common stock warrants.
The rights, including the liquidation and dividend rights, of the holders of Class A and Class B common stock are identical, except with respect to voting, converting, and transfer rights. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis to each class of common stock and the resulting basic and diluted

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
net loss per share attributable to common stockholders are, therefore, the same for both Class A and Class B common stock on both an individual and combined basis.
Income Taxes
Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred income tax assets and liabilities are measured using enacted tax rates for the year in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the consolidated statements of operations in the period that includes the enactment date. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized. The Company’s policy is to classify interest and penalties associated with uncertain tax positions, if any, as a component of its provision for (benefit from) income taxes.
Legal Contingencies
The Company may be subject to claims and other legal matters from time to time. The Company records a liability when it believes that it is both probable that a loss has been incurred and the amount can be reasonably estimated. When the Company believes that a loss is reasonably possible, it will disclose an estimate of the possible loss or range of loss. The Company expects to periodically evaluate developments in the legal matters that could affect the amount of liability that the Company accrues, if any, and adjust as appropriate. Until the final resolution of any such matter for which the Company may record a liability, there may be a loss exposure in excess of the liability recorded and such amount could be significant. Legal fees are expensed as incurred, other than amounts capitalized as deferred offering costs, as discussed above.
Cost of Revenue
Cost of revenue consists primarily of expenses related to cloud hosting, personnel-related expenses for the Company’s customer success team, costs for third-party platform access, software services and contractors, and other services used in connection with delivery and support of the Company’s platform. Cost of revenue also includes the amortization of internal-use software development costs, editorial and other content-related expenses, and allocated overhead.
Research and Development
Research and development expense is primarily comprised of personnel-related expenses associated with the Company’s engineering and product teams who are responsible for building new products and improving existing products. Research and development expense also includes costs for third-party services and contractors, information technology and software-related costs, and allocated overhead. Other than internal-use software development costs that qualify for capitalization, research and development costs are expensed as incurred.
Advertising Expenses
Advertising costs are expensed as incurred and are included in sales and marketing expense in the consolidated statements of operations. Advertising expense was $2.8 million, $2.6 million, and $2.0 million for the years ended March 31, 2022, 2021, and 2020, respectively.
Accounting Pronouncements Recently Adopted
In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, to simplify how entities assess goodwill for impairment by eliminating Step 2 from the goodwill impairment test. As amended, the goodwill impairment test consists of one step comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. This guidance is effective for the Company for its interim and annual period beginning April 1, 2023, and early adoption is permitted. The Company early adopted this new guidance effective April 1, 2021, using a prospective approach. The Company performed its annual impairment assessment in the fourth quarter of fiscal

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2022 under this new guidance. The adoption of this guidance did not have a material impact on the consolidated financial statements.
Accounting Pronouncements Not Yet Adopted
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, that simplifies the accounting for income taxes by removing certain exceptions to the general principles in such areas as intraperiod tax allocation, year-to-date losses in interim periods, and deferred tax liabilities related to outside basis differences. Amendments also include simplifications in other areas such as franchise taxes, step-up in tax basis goodwill, separate entity financial statements, and interim recognition of enactment of tax laws or rate changes. This guidance is effective for the Company for its fiscal year beginning April 1, 2022 and interim periods within its fiscal year beginning April 1, 2023. The Company expects the impact on the consolidated financial statements from the adoption of this standard to be immaterial.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customer, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with Topic 606, Revenue from Contracts with Customers, as if it had originated the contracts. Under the current business combinations guidance, such assets and liabilities are recognized by the acquirer at fair value on the acquisition date, which has historically resulted in a reduction to unearned revenue on the balance sheet on acquisition date, and therefore, a reduction to revenues subsequently recognized than otherwise would have been recorded as an independent entity. Adoption of this guidance will result in higher unearned revenue on the balance sheet on acquisition date and higher revenues subsequently recognized. This guidance is effective for the Company for its fiscal year beginning April 1, 2023 and interim periods within that fiscal year, and early adoption is permitted. The Company expects to adopt this guidance in the first quarter of fiscal 2023 and expects the adoption to impact the accounting of business combinations subsequent to the adoption date.
3. Revenue Recognition
Revenue Disaggregation
Revenue consisted of the following (in thousands):

	Fiscal Year Ended March 31,
	2022	2021	2020
Subscription	$319,298	$192,256	$116,388
Other	24,250	14,641	—
Total revenue	$343,548	$206,897	$116,388
Contract Balances
Changes in the Company’s deferred revenue balances were as follows (in thousands):

	As of March 31,
	2022	2021
Beginning balance	$83,492	$44,586
Additions, net, during the period	345,041	245,803
Revenue recognized from the beginning balance	(82,534)	(43,054)
Revenue recognized from contracts invoiced during the period	(261,014)	(163,843)
Ending balance	$84,985	$83,492
The Company’s unbilled revenue balances were $1.4 million, $0.7 million, and $0.2 million as of March 31, 2022, 2021 and 2020, respectively.
Deferred Contract Costs
The Company capitalized $9.6 million, $9.4 million, and $5.7 million of contract acquisition costs for the fiscal years ended March 31, 2022, 2021, and 2020, respectively. Amortization of deferred contract costs was $9.8 million, $6.9 million, and $5.1 million for the fiscal years ended March 31, 2022, 2021, and 2020, respectively. Deferred contract costs are

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
periodically analyzed for impairment. There were no impairment losses relating to deferred contract costs during the fiscal years ended March 31, 2022, 2021, and 2020.
4.  Investments
The cost, gross unrealized gains and losses, and fair value of investments are as follows (in thousands):

	As of March 31, 2022
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Commercial paper	$2,686	$—	$—	$2,686
Money market funds	20,072	—	—	20,072
Total cash equivalents	22,758	—	—	22,758
Marketable securities:
Asset-backed securities	7,791	—	(51)	7,740
Commercial paper	9,436	—	(53)	9,383
Corporate notes and bonds	129,900	—	(1,796)	128,104
Sovereign bonds	8,770	—	(334)	8,436
U.S. government and agency securities	549,901	—	(18,260)	531,641
Total marketable securities	705,798	—	(20,494)	685,304
Total cash equivalents and marketable securities	$728,556	$—	$(20,494)	$708,062
As of March 31, 2022, the contractual maturities of the Company’s available-for-sale debt securities were as follows (in thousands):

Fair Value
Due within one year	$157,948
Due in one year to three years	530,042
Total	$687,990
The cost, gross unrealized gains and losses, and fair value of investments were as follows (in thousands):

	As of March 31, 2021
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Commercial paper	$2,290	$—	$—	$2,290
Corporate notes and bonds	3,517	—	(1)	3,516
Money market funds	9,838	—	—	9,838
Certificates of deposit	1,301	—	—	1,301
Total cash equivalents	16,946	—	(1)	16,945
Marketable securities:
Asset-backed securities	3,264	—	(1)	3,263
Certificates of deposit	4,867	1	—	4,868
Commercial paper	16,411	1	—	16,412
Corporate notes and bonds	46,662	3	(24)	46,641
Sovereign bonds	1,100	—	(1)	1,099
U.S. government and agency securities	3,857	1	—	3,858
Total marketable securities	76,161	6	(26)	76,141
Total cash equivalents and marketable securities	$93,107	$6	$(27)	$93,086
As of March 31, 2022 and 2021, the Company has recognized accrued interest of $2.1 million and $0.3 million, respectively, which is included in prepaid expenses and other current assets in the consolidated balance sheets.

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The unrealized losses associated with the Company’s debt securities were $20.5 million as of March 31, 2022. As the Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or until the cost basis is recovered, the Company did not recognize any impairment on these securities as of March 31, 2022. The Company did not recognize any credit losses related to the Company’s debt securities during the fiscal year ended March 31, 2022. The fair value related to the debt securities with unrealized loss for which no credit losses were recognized was $684.7 million as of March 31, 2022.
The unrealized losses associated with the Company’s debt securities were not material as of March 31, 2021. The Company did not recognize any credit losses related to the Company’s debt securities during the fiscal year ended March 31, 2021.
5. Fair Value Measurements
The following tables present the fair value hierarchy for the Company’s assets measured at fair value on a recurring basis (in thousands):

	As of March 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	$—	$2,686	$—	$2,686
Money market funds	20,072	—	—	20,072
Total cash equivalents	20,072	2,686	—	22,758
Marketable securities:
Asset-backed securities	—	7,740	—	7,740
Commercial paper	—	9,383	—	9,383
Corporate notes and bonds	—	128,104	—	128,104
Sovereign bonds	—	8,436	—	8,436
U.S. government and agency securities	530,174	1,467	—	531,641
Total marketable securities	530,174	155,130	—	685,304
Total cash equivalents and marketable securities	$550,246	$157,816	$—	$708,062

	As of March 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	$—	$2,290	$—	$2,290
Corporate notes and bonds	—	3,516	—	3,516
Money market funds	9,838	—	—	9,838
Certificates of deposit	—	1,301	—	1,301
Total cash equivalents	9,838	7,107	—	16,945
Marketable securities:
Asset-backed securities	—	3,263	—	3,263
Certificates of deposit	—	4,868	—	4,868
Commercial paper	—	16,412	—	16,412
Corporate notes and bonds	—	46,641	—	46,641
Sovereign bonds	—	1,099	—	1,099
U.S. government and agency securities	3,858	—	—	3,858
Total marketable securities	3,858	72,283	—	76,141
Total cash equivalents and marketable securities	$13,696	$79,390	$—	$93,086
During the fiscal years ended March 31, 2022 and 2021, the Company had no transfers between levels of the fair value hierarchy.

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6.  Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of March 31,
	2022	2021
Furniture and equipment	$336	$299
Computers and software	769	704
Leasehold improvements	796	549
Internal-use software development costs	15,057	10,908
Total property and equipment	16,958	12,460
Less: accumulated depreciation and amortization	(8,470)	(4,862)
Total property and equipment, net	$8,488	$7,598
Depreciation and amortization expense on property and equipment for the fiscal years ended March 31, 2022, 2021, and 2020 was $4.0 million, $2.6 million and $0.9 million, respectively. Included in these amounts was amortization expense for internal-use software development costs of $3.5 million, $2.2 million and $0.7 million for the fiscal years ended March 31, 2022, 2021, and 2020, respectively. The amortization of the internal-use software development costs is included in cost of revenue in the consolidated statements of operations.
During the years ended March 31, 2022, 2021, and 2020, the Company capitalized $4.3 million, $4.6 million, and $4.1 million, respectively, of internal-use software development costs, which are included in property and equipment, net on the consolidated balance sheets.
No impairment was recognized on property and equipment during the years ended March 31, 2022, 2021, and 2020.
7.  Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of March 31,
	2022	2021
Accrued commissions	$6,653	$5,864
Accrued payroll, bonus, and related expenses	8,015	5,006
Employee contributions under employee stock purchase plan	621	—
Rebate liabilities	4,933	1,458
Sales and other tax liabilities	785	410
Other	4,263	3,547
Total accrued expenses and other current liabilities	$25,270	$16,285
8.  Business Combinations, Intangible Assets, and Goodwill
Curative Talent Acquisition
On April 1, 2020, the Company completed the acquisition of THMED, LLC (subsequently renamed Curative Talent, LLC, “Curative”), which was accounted for as a business combination. Curative provides temporary and permanent healthcare staffing services to hospitals, medical groups, and other healthcare facilities across the United States. The acquisition-date fair value of the consideration transferred was $34.7 million, consisting of $33.6 million in cash and 689,656 shares of common stock valued at $1.1 million. The purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with the excess recorded to goodwill as shown below. The purchase consideration allocation was as follows (in thousands):

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Company’s acquisition-related costs were $1.2 million and were recorded as general and administrative expense in the Company’s consolidated statements of operations during the fiscal year ended March 31, 2020.
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
In October 2020, the Company sold a portion of Curative Talent’s business for total consideration of $4.7 million, of which $4.2 million has been received in cash and the remaining $0.5 million was held in escrow, subject to standard representations and warranties. The net assets of this business were not material. The Company recognized a gain on sale for the total consideration during the fiscal year ended March 31, 2021 as a result of this sale.
Intangible Assets
Intangible assets, net consisted of the following (in thousands):

	As of March 31,
	2022	2021
Customer relationships	$9,869	$10,280
Domain names	11	436
Total intangible assets	9,880	10,716
Less: accumulated amortization	(1,971)	(1,120)
Total intangible assets, net	$7,909	$9,596
Amortization expense for intangible assets was $1.0 million, $1.1 million and not material for the fiscal years ended March 31, 2022, 2021, and 2020 respectively.

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2022, future amortization expense is as follows (in thousands):

Years Ending March 31,	Amount
2023	$990
2024	990
2025	990
2026	990
2027	988
Thereafter	2,961
Total future amortization expense	$7,909
Goodwill
As of March 31, 2022 and March 31, 2021, goodwill was $18.9 million. No goodwill impairment charges were recorded for each of the fiscal years ended March 31, 2022 and 2021.
9.  Redeemable Convertible Preferred Stock
As of March 31, 2021, there were three outstanding series of redeemable convertible preferred stock, each with a par value of $0.001 per share. Upon completion of the IPO in June 2021, all shares of the Company’s redeemable convertible preferred stock outstanding, totaling 76,286,618, were automatically converted into an equivalent number of shares of Class B common stock on a one-to-one basis. The carrying value of redeemable convertible preferred stock of $81.5 million was reclassified into stockholders’ equity. As of March 31, 2022, there were no shares of redeemable convertible preferred stock issued or outstanding.
A summary of the redeemable convertible preferred stock outstanding as of March 31, 2021 and other related information is as follows (in thousands):

Series	Shares Authorized	Shares Issued and Outstanding	Carrying Value	Liquidation Preference
A	27,636	27,636	$10,677	$10,756
B	26,314	26,314	17,014	17,075
C	22,400	22,337	53,767	53,841
Total	76,350	76,287	$81,458	$81,672
The rights, preferences, privileges, restrictions, and other matters relating to the redeemable convertible preferred stock are summarized as follows:
Liquidation Preference—In the event of any liquidation event, either voluntary or involuntary, the holders of Series A, Series B, and Series C redeemable convertible preferred stock were entitled to receive, in priority and preference to common stockholders’ liquidation preference, $0.3892, $0.6488925 and $2.4104 per share, respectively.
After paying the holders of the redeemable convertible preferred stock of their full respective preferential amounts, all of the remaining assets of the Company would be distributed on a pro rata basis among the holders of common stock.
Redemption—The redeemable convertible preferred stock was classified as mezzanine equity on the consolidated balance sheets. The redeemable convertible preferred stock was not mandatorily redeemable; however, upon the event of a voluntary or involuntary liquidation, dissolution, change in control, or winding up of the Company, holders of the redeemable convertible preferred stock may have had the right to receive their liquidation preference under the terms of the preferred stockholder agreements. Accordingly, the preferred stockholders were entitled to redemption features that were not solely within the control of the Company.
Dividends—The holders of Series A, Series B, and Series C redeemable convertible preferred stock were entitled to receive noncumulative dividends at the per annum rate of $0.03115, $0.0519, and $0.19285 per share, respectively, in preference and priority to any common stockholder, when and if declared by the board of directors. If, after such dividends above were paid or set apart for payment in any fiscal year, the board of directors declared additional dividends out of funds legally available, then such additional dividends would be set aside or paid among the holders of the redeemable convertible preferred stock and common stock on a pro-rata basis. No dividends on redeemable convertible preferred stock or common

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
stock were declared by the board of directors from inception through the date the redeemable convertible preferred stock was converted into Class B common stock in June 2021.
Voting—The holders of redeemable convertible preferred stock had the same voting rights as the holders of common stock. The holders of common stock and redeemable convertible preferred stock voted together as a single class. Each holder of common stock was entitled to one vote for each share of common stock held and each holder of redeemable convertible preferred stock was entitled to the number of votes equal to the number of shares of common stock into which such shares of redeemable convertible preferred stock could then be converted. So long as at least 2,000,000 shares of redeemable convertible preferred stock remained outstanding, the holders of redeemable convertible preferred stock were entitled to elect two members of the board of directors. The holders of a majority of the common stock were entitled to elect two members of the board of directors. Any additional member of the board of directors was elected by the holders of a majority of the then outstanding redeemable convertible preferred stock and common stock, each voting as separate classes (and, with respected to redeemable convertible preferred stock, on an as-converted basis).
Conversion—Each share of redeemable convertible preferred stock was convertible to common stock at the option of the holder. Such conversion was determined by dividing the original issue price by the then effective conversion price (adjusted for any stock dividends, combinations, or splits with respect to such shares).
Each share of redeemable convertible preferred stock would be automatically converted into shares of common stock at the conversion rate at the time in effect for such series of redeemable convertible preferred stock immediately upon the earlier of (i) the Company’s sale of its common stock in a firm commitment underwritten public offering pursuant to a registration statement under the Securities Act of 1933, as amended, with a price per share of at least $2.41 (adjusted for any stock dividends, combinations, or splits with respect to such shares) and an aggregate offering price of at least $50 million or (ii) the date specified by written consent or agreement of the majority of the holders of redeemable convertible preferred stock, voting together as a single class on an as-converted basis.
Redeemable Convertible Preferred Stock Warrants—In August 2012, the Company issued warrants to purchase 38,322 shares of Series B redeemable convertible preferred stock at an exercise price of $0.65 per share. The warrants were issued to investors in connection with the Series B redeemable convertible preferred stock warrants financing. The fair value of the warrants at issuance was $14,000 based on the Black-Scholes option-pricing model using the assumptions of dividend yield of 0%, volatility of 55%, risk-free interest rate of 1.13%, and contractual life of seven years. The warrants were exercised during the fiscal year ended March 31, 2020.
10.  Equity
Preferred Stock
In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 100,000,000 shares of undesignated preferred stock with a par value of $0.001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors. As of March 31, 2022, there were no shares of preferred stock issued and outstanding.
Common Stock and Creation of Dual-Class Structure
The Company has two classes of common stock authorized: Class A common stock and Class B common stock, and are collectively referred to as common stock throughout the notes to the consolidated financial statements, unless otherwise noted. On June 8, 2021, the Company’s board of directors and stockholders approved an amendment to the Company’s amended and restated certificate of incorporation which authorized 1,000,000,000 shares of Class A common stock with par value of $0.001 and one vote per share, and 500,000,000 shares of Class B common stock with par value of $0.001 and ten votes per share. The holders of common stock are entitled to receive dividends, as may be declared by the board of directors. Each of the Company’s 85,523,836 shares of existing common stock outstanding was reclassified into Class B common stock. Each outstanding share of Class B common stock may be converted at any time at the option of the holder into one share of Class A common stock. As of March 31, 2022, there were 109,322,383 shares of Class A common stock, and 83,076,040 shares of Class B common stock outstanding.
Common Stock Warrants

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In March 2017, the Company issued a warrant to purchase 250,000 shares of common stock at an exercise price of $0.72 per share in connection with a contract signed between the Company and U.S. News & World Report, L.P., or U.S. News. The warrant vested on a monthly basis over a 5-year term starting on March 1, 2017 and expires 10 years from the date of grant. The Company recognizes the fair value of the warrants as stock-based compensation expense and additional paid-in capital over the vesting term of the warrant. As of March 31, 2022, the warrant was fully vested.
On June 14, 2021, the Company issued a warrant (the “U.S. News Warrant”) to U.S. News to purchase 1,200,000 shares of Class A common stock with an exercise price of $12.56 per share, contingent on the execution of a commercial agreement with the U.S. News (the “Commercial Agreement”) prior to September 10, 2021, which was then extended to October 10, 2021. The first tranche of the U.S. News Warrant will vest on May 1, 2022 and the remainder will vest on a monthly basis over approximately 6 years.
On October 8, 2021, the Company signed an amended agreement to revise and extend the existing partnership with the U.S. News. The U.S. News Warrant was concurrently amended to remove the contingency related to the execution of the Commercial Agreement and the number of shares of Class A common stock issuable upon exercise of the U.S. News Warrant was revised from 1,200,000 shares to 516,000 shares. Other terms of the U.S. News Warrant remained the same. The grant-date fair value of the U.S. News Warrant was $34.7 million, which was determined using the Black-Scholes option-pricing model on the date of grant using the following assumptions: fair value of common stock of $76.50, volatility of 46.9%, risk-free interest rate of 1.61%, contractual term of 10 years, and an expected dividend of 0%. The fair value of the warrant will be recognized as expense in cost of revenue in the consolidated statements of operations on a straight-line basis over its vesting term of 6.48 years. The warrant expires 10 years from the date of grant. During the fiscal year ended March 31, 2022, $2.6 million was recognized as stock-based compensation expense relating to the U.S. News Warrant. As of March 31, 2022, unamortized compensation expense, net of estimated forfeitures, related to the unvested warrants was $32.1 million, which is expected to be recognized over the remaining vesting period of 6 years.
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
In June 2021, the Company’s board of directors approved the adoption of the 2021 Stock Option and Incentive Plan (the “2021 Plan”), which became effective upon the Company’s initial public offering. The 2021 Plan provides for the granting of incentive stock options, nonstatutory stock options, restricted stock units, and restricted stock awards to employees, non-employee directors, and consultants of the Company. A total of 22,500,000 shares of Class A common stock was initially reserved for the 2021 Plan. The number of shares reserved and available for issuance for the 2021 Plan will automatically increase each April 1, beginning on April 1, 2022, by the lesser of 5% of the outstanding number of shares of the Class A and Class B common stock on the immediately preceding March 31, or such lesser number of shares as determined by the Company’s compensation committee. Any shares of Class B common stock that would have otherwise been returned to the Company’s 2010 Plan as a result of forfeiture, expiration, cancellation, termination or net issuances of awards thereunder shall be returned to the share reserve under the 2021 Plan after being automatically converted from shares of Class B common stock to Class A common stock. The 2010 Plan and the 2021 Plan are collectively referred to as the “Plans” in the notes to the consolidated financial statements, unless otherwise noted.
The Company’s board of directors approved the adoption of the ESPP, which became effective upon the Company’s initial public offering. A total of 4,500,000 shares of Class A common stock was initially reserved for the ESPP. The number of shares reserved and available for issuance for the ESPP will automatically increase each April 1, beginning on April 1, 2022 and continuing through April 1, 2031, by the lesser of 6,750,000 shares of Class A common stock, 1% of the outstanding number of shares of the Class A and Class B common stock on the immediately preceding March 31, or such lesser number of shares as determined by the Company’s compensation committee.

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company grants stock options under the terms of the Plans and outside of the Plans, as approved by the board of directors. The Company granted 4,682,582 options during the fiscal year ended March 31, 2018 outside of the Plans, of which 2,011,252 options were exercised as of March 31, 2022. As of March 31, 2022, 2,671,330 options issued outside of the Plans were outstanding.
The Company has shares of common stock reserved for issuance as follows (in thousands):

	March 31, 2022	March 31, 2021
Redeemable convertible preferred stock	—	76,287
Common stock warrants	766	250
2010 Plan
Options outstanding	24,312	33,856
Shares available for future grant	—	1,550
2021 Plan
Performance-based restricted stock units outstanding	12	—
Restricted stock units outstanding	534	—
Shares available for future grant	22,466	—
2021 ESPP	4,471	—
Options outstanding outside the Plans	2,671	2,720
Total	55,232	114,663
Stock Options
Stock option activities within the Plans as well as outside of the Plans were as follows for both service-based and performance-based options (in thousands, except per share information):

	Number of Shares	Weighted-Average Exercise Price	Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance, March 31, 2021	36,576	$2.80	7.86	$357,366
Options granted	1,966	12.56
Options exercised	(10,823)	1.17
Options forfeited or expired	(736)	3.16
Balance, March 31, 2022	26,983	4.15	7.63	1,293,545
Vested and exercisable as of March 31, 2022	8,113	1.77	6.15	408,238
Vested and expected to vest as of March 31, 2022	25,021	4.02	7.55	1,202,634
The aggregate intrinsic value of options exercised during the fiscal years ended March 31, 2022, 2021, and 2020 was $521.6 million, $52.6 million, and $3.0 million respectively.
The weighted-average grant-date fair value of options granted for the fiscal years ended March 31, 2022, 2021, and 2020 was $10.73, $3.18, and $0.77 respectively.
As of March 31, 2022, unamortized compensation expense, net of estimated forfeitures, related to unvested stock options was $55.2 million, which is expected to be recognized over a weighted-average period of 3.04 years.

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair value of each option on the date of grant is determined using the Black-Scholes option-pricing model with the assumptions set forth in the following table:

Fiscal Year Ended March 31,
	2022	2021	2020
Fair value of common stock	$18.41 - $21.41	$2.06 - $10.51	$1.58 - $1.91
Volatility	46.5% - 47.0%	38.1% - 58.3%	39.2% - 46.5%
Risk-free interest rate	0.77% - 1.02%	0.26% - 1.02%	0.68% - 2.36%
Expected term (in years)	5.00 - 6.09	5.00 - 8.00	5.94 - 10.00
Expected dividend	—%	—%	—%
Performance-Based Options
In March 2018, the board of directors of the Company granted 1,792,000 options to the Chief Executive Officer with an exercise price of $0.97 per share under the 2010 Plan (the “2018 CEO Grant”) with a liquidity-event performance-based vesting condition based on the occurrence of a qualifying liquidity event, including an IPO, as well as stock price target after the consummation of the IPO. In September 2020, the 2018 CEO Grant was modified to extend the stock price target achievement cutoff date. The fair value of the 2018 CEO Grant was determined using a Monte Carlo simulation approach on the modification date. The achievement of the qualifying event was not considered to be probable prior to the Company’s IPO. Upon the Company's IPO, the liquidity-event performance-based condition was met. During the fiscal year ended March 31, 2022, $1.7 million was recognized as stock-based compensation expense relating to the 2018 CEO Grant. As the grant consists of a single tranche, the Company will amortize the remaining unrecognized compensation expense of $0.2 million on a straight-line basis over the remaining term of 0.17 years.
As of March 31, 2022, the Company has 480,000 outstanding options with performance-based and service-based vesting conditions. The performance conditions are satisfied upon meeting certain financial performance and sales targets. During the fiscal year ended March 31, 2022, $1.7 million was recognized as stock-based compensation expense related to performance-based options whose performance condition have either been met or achievement of which is considered probable. For the options for which the achievement of the performance vesting conditions is met or is considered probable, the remaining unrecognized compensation expense is $1.4 million, which will be amortized using accelerated attribution method over the remainder of the vesting periods. The amount to be recognized may change based upon actual performance achieved and updates to estimates of future performance. During the fiscal year ended March 31, 2021 and 2020, the stock-based compensation expense related to performance options was immaterial.
Restricted Stock Units
During the fiscal year ended March 31, 2022, the Company granted 572,904 RSUs under the 2021 Plan. The Company granted 28,250 on June 24, 2021, 50% of which vested on November 15, 2021, with the remaining 50% vested on February 15, 2022. The remaining RSUs granted during the fiscal year ended March 31, 2022 will generally vest over four years based on continued service.
The RSUs are valued using the closing stock price of the Company’s common stock, which is traded on the NYSE, on the day of grant.
The following table summarizes RSU activity during the fiscal year ended March 31, 2022 (in thousands, except per share information):

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested Balance, March 31, 2021	—	$—
Granted	573	67.60
Vested	(38)	59.04
Forfeited	(1)	54.59
Unvested Balance, March 31, 2022	534	68.23

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The total fair value of RSUs vested during the fiscal year ended March 31, 2022 was $2.5 million.
As of March 31, 2022, total unrecognized stock-based compensation cost, net of estimated forfeitures, related to non-vested RSUs was $26.3 million, and is expected to be recognized over a weighted-average period of approximately 3.51 years. As of March 31, 2021 and 2020, no RSUs were outstanding.
Performance-Based Restricted Stock Units
During the fiscal year ended March 31, 2022, the Company granted 15,239 PSUs under the 2021 Plan, which had a weighted-average grant date fair value of $80.00. The PSUs have performance-based vesting conditions that are satisfied upon meeting certain financial performance targets. During the fiscal year ended March 31, 2022, 3,170 PSUs were forfeited. As of March 31, 2022, 12,069 PSUs were unvested. The performance conditions of these PSUs were met as of March 31, 2022. During the fiscal year ended March 31, 2022, $0.6 million was recognized as stock-based compensation expense related to these PSUs. As of March 31, 2022, the remaining unrecognized compensation expense was $0.3 million, which will be recognized on a straight-line basis over the remaining term of 0.38 years, as the PSUs consist of a single tranche. As of March 31, 2021 and 2020, no PSUs were outstanding.
The PSUs are valued using the closing stock price of its common stock, which is traded on the NYSE, on the day of grant.
ESPP
The Company’s first offering period under the ESPP began on November 1, 2021 and ended on February 15, 2022. Subsequent offering periods will begin on the first business day occurring on or after each February 16th and August 16th, and will end on the last business day occurring on or before the following August 15th and February 15th, respectively, unless and until otherwise determined by the administrator of the ESPP. The price at which Class A common stock is purchased under the ESPP is equal to 85% of the fair market value of a share of the Company’s Class A common stock on the first or last day of the offering period, whichever is lower.
The weighted-average grant-date fair value of ESPP stock purchase rights granted during the fiscal year ended March 31, 2022 was $23.84. The fair value of the ESPP stock purchase rights on the date of grant is determined using the Black-Scholes pricing model with the assumptions set forth in the following table:

Fiscal Year Ended March 31,
2022
Fair value of common stock	$57.44 - $73.73
Volatility	86.3% - 103.6%
Risk-free interest rate	0.05% - 0.67%
Expected term (in years)	0.29 - 0.49
Expected dividend	—%
As of March 31, 2022, unamortized compensation expense, net of estimated forfeitures, related to the ESPP was $0.9 million, which will be recognized on a straight-line basis over a weighted-average period of 0.38 years.
During the fiscal year ended March 31, 2022, 28,812 shares of Class A common stock were purchased under the ESPP at a weighted average price of $48.40 per share.
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the consolidated statement of operations for the fiscal years ended March 31, 2022, 2021, and 2020 was as follows (in thousands):

	Fiscal Year Ended March 31,
	2022	2021	2020
Cost of revenue	$4,979	$600	$173
Research and development	7,065	1,975	710
Sales and marketing	8,108	1,998	847
General and administrative	11,290	2,679	623
Total stock-based compensation expense	$31,442	$7,252	$2,353

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11.  Net Income Per Share Attributable to Common Stockholders
The following table presents the reconciliation of the numerator and denominator for calculating basic and diluted net income per share (in thousands, except per share data):

	Fiscal Year Ended March 31,
	2022	2021	2020
Numerator
Net income	$154,783	$50,210	$29,737
Less: undistributed earnings attributable to participating securities	(21,526)	(28,654)	(18,908)
Net income attributable to Class A and Class B common stockholders, basic and diluted	$133,257	$21,556	$10,829
Denominator
Weighted-average shares used in computing net income per share attributable to Class A and Class B common stockholders, basic	163,484	74,342	66,758
Dilutive effect of assumed exercise of options to purchase common stock	27,290	20,612	14,892
Dilutive effect of assumed exercise of common stock warrants	234	180	60
Dilutive effect of other share-based awards	9	—	—
Weighted-average shares used in computing net income per share attributable to Class A and Class B common stockholders, diluted	191,017	95,134	81,710
Net income per share attributable to Class A and Class B common stockholders, basic	$0.82	$0.29	$0.16
Net income per share attributable to Class A and Class B common stockholders, diluted	$0.70	$0.23	$0.13
Certain potentially dilutive securities have been excluded from the calculation of diluted net income per share during the applicable periods because their inclusion would have been anti-dilutive (in thousands):

	Fiscal Year Ended March 31,
	2022	2021	2020
Redeemable convertible preferred stock	—	76,287	76,287
Stock options	—	—	578
Other share-based awards	217	—	—
Common stock warrants	247	—	—
Total	464	76,287	76,865
12.  Income Taxes
All of the Company’s income before income taxes was generated in the United States for the fiscal year ended March 31, 2022, 2021, and 2020.
The Company’s provision for (benefit from) income taxes consisted of the following (in thousands):

	Fiscal Year Ended March 31,
	2022	2021	2020
Current provision:
Federal	$160	$1,302	$—
State	309	1,270	876
Total	469	2,572	876
Deferred provision (benefit):
Federal	(34,852)	4,862	(6,458)
State	(6,395)	125	(641)
Total	(41,247)	4,987	(7,099)
Total provision for (benefit from) income taxes	$(40,778)	$7,559	$(6,223)

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a reconciliation of the income tax expense at the federal statutory tax rate to the Company’s provision for (benefit from) income taxes (in thousands):

	Fiscal Year Ended March 31,
	2022	2021	2020
Income taxes at statutory rate	$23,941	$12,131	$4,938
State income taxes, net of federal benefit	5,503	2,532	1,561
Research and development credits	(8,332)	(1,845)	(1,842)
Stock-based compensation	(71,780)	(5,796)	310
Change in valuation allowance	1,878	171	(11,995)
Section 162(m) limitation	7,260	—	—
Other	752	366	805
Total provision for (benefit from) income taxes	$(40,778)	$7,559	$(6,223)
Components of deferred tax assets and liabilities were as follows (in thousands):

	As of March 31,
	2022	2021
Deferred tax assets:
Accruals and deferred revenue	$1,760	$1,257
Net operating loss carryforwards	32,215	486
Research & development credit carryforwards	12,310	4,516
Operating lease liabilities	276	315
Acquisition and other related expense	255	271
Stock-based compensation expense	3,847	431
Unrealized loss	5,199	—
Gross deferred tax assets	55,862	7,276
Less: valuation allowance	(4,731)	(2,896)
Deferred tax assets, net of valuation allowance	51,131	4,380
Deferred tax liabilities:
Property and equipment	(1,899)	(1,701)
Operating lease right-of-use assets	(276)	(336)
Intangible assets	(398)	(231)
Deferred tax liabilities	(2,573)	(2,268)
Net deferred tax assets	$48,558	$2,112
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was enacted and signed into law. The CARES Act did not have a material impact to the Company's consolidated financial statements.
The Company maintains a valuation allowance related to specific net deferred tax assets where it is not more likely than not that the deferred tax assets will be realized, which include California research and development credits and capital loss carryforwards. The Company concluded, based upon the preponderance of positive evidence (i.e., a strong earnings history exclusive of the loss that created the future deductible amount, a history of taxable income in recent periods, the taxable loss is a result of excess tax benefit on stock exercises as a result of a non-recurring event (IPO), and the current forecast of income before taxes for the United States going forward) over negative evidence and the anticipated ability to use the deferred tax assets, that it was more likely than not that the deferred tax assets could be realized. If there are unfavorable changes to actual operating results or to projections of future income, the Company may determine that it is more likely than not such deferred tax assets may not be realizable.
The valuation allowance was $4.7 million and $2.9 million as of March 31, 2022 and 2021, respectively, relating to the California research and development tax credits and capital loss carryforwards. The valuation allowance increased by $1.8 million during the fiscal year ended March 31, 2022, primarily due to the increase in California research and development credits generated during the year. The change in valuation allowance during the fiscal year ended March 31, 2021 was not material.

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2022, the Company had net operating loss, or NOL, carryforwards for state tax purposes of $97.1 million and $124.1 million for federal tax purposes. If not utilized, $83.6 million of the state NOL carryforwards will expire at various dates beginning in the year 2027. The federal NOL carryforwards can be carried forward indefinitely. As of March 31, 2022, the Company had research and development tax credit carryforwards for federal and state tax purposes of $11.4 million and $8.4 million, respectively. The federal research and development tax credit carryforwards will expire at various dates beginning in the year 2040. If not utilized, $0.2 million of the state research and development tax credit carryforwards will expire at various dates beginning in the year 2032. Based on an assessment of the Company’s historical ownership changes through March 31, 2022, the Company does not anticipate a current limitation on the tax attributes.
As of March 31, 2022 and 2021, the Company had unrecognized tax benefits, or UTBs, of $6.2 million and $3.2 million, respectively. If realized, $4.2 million would impact the effective tax rate while the remainder would reduce deferred tax assets subject to a full valuation allowance. The Company does not expect any material changes to its UTBs within the next 12 months.
A reconciliation of the beginning and ending balances for gross UTBs is as follows (in thousands):

	Fiscal Year Ended March 31,
	2022	2021	2020
Beginning balance	$3,162	$2,475	$2,900
Additions for tax positions related to the current year	2,995	687	670
Additions for tax positions related to prior years	36	—	—
Reductions for tax positions related to prior years	—	—	(1,095)
Reductions related to a lapse of statute	(5)	—	—
Ending balance	$6,188	$3,162	$2,475
Interest and penalties were not material during the years ended March 31, 2022, 2021, and 2020.
The Company files income tax returns in the U.S. federal and various state jurisdictions. With limited exceptions, all tax years for which the Company has filed a tax return remain subject to examination.
13.  Commitments and Contingencies
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
AMiON Acquisition
On February 4, 2022, the Company entered into a definitive agreement to acquire the assets of the AMiON on-call scheduling and messaging application used by scheduling staff and physicians for cash consideration of $53.5 million paid at closing and earnout consideration of up to $24.0 million, payable over the next four years, subject to certain performance milestones. Under the definitive agreement, certain employees joining the Company as part of the acquisition are eligible for restricted stock unit awards, subject to future service-based vesting conditions. The acquisition closed and the cash consideration was paid on April 1, 2022. In May 2022, 93,458 restricted stock units with grant date fair value of $32.99 per share were granted to the eligible employees joining the Company as part of the acquisition. The acquisition will be accounted for as a business combination in fiscal 2023.

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Legal Matters
From time to time, the Company has become involved in claims and other legal matters arising in the ordinary course of business. The Company investigates these claims as they arise. Although claims are inherently unpredictable, the Company is currently not aware of any matters that, if determined adversely to the Company, would individually or taken together have a material effect on its results of operations, financial position, or cash flows. No loss contingencies were recorded for the fiscal years ended March 31, 2022, 2021, and 2020.
14.  Leases
The Company has non-cancelable operating leases for the rental of office space, corporate housing, and laptops with various expiration dates through 2023.
The components of lease expense were as follows (in thousands):

	Fiscal Year Ended March 31,
	2022	2021	2020
Operating lease cost	$1,159	$2,372	$2,010
Variable lease cost	114	143	—
Total lease cost	$1,273	$2,515	$2,010
Supplemental cash flow information related to leases was as follows (in thousands):

	Fiscal Year Ended March 31,
	2022	2021	2020
Cash paid for amounts included in measurement of lease liabilities—Operating cash flows	$1,107	$2,569	$2,069
Supplemental balance sheet information related to leases was as follows (in thousands):

	Fiscal Year Ended March 31,
	2022	2021	2020
Weighted-average remaining lease term (in years)	1.64	1.37	1.15
Weighted-average discount rate	3.95%	3.95%	1.75%

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Maturities of lease liabilities as of March 31, 2022 were as follows (in thousands):

Operating Leases
2023	$673
2024	455
Total future lease payments	1,128
Less: imputed interest	(39)
Present value of lease liabilities	1,089
15.  Employee Benefit Plan
The Company sponsors a 401(k) savings plan. All U.S. employees are eligible to participate in the 401(k) plan after meeting certain eligibility requirements. Participants may elect to have a portion of their salary deferred and contributed to the 401(k) plan up to the limit allowed by applicable income tax regulations. The Company matched a portion of employee contributions to the 401(k) plan totaling $2.1 million, $1.3 million, and $0.7 million for the fiscal years ended March 31, 2022, 2021 and 2020, respectively. Both employee contributions and the Company’s matching contributions are fully vested upon contribution.
16. Segment and Geographic Information
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
Substantially all of the Company’s long-lived assets were based in the United States as of March 31, 2022 and 2021. No country outside of the United States accounted for more than 10% of total revenue for the fiscal years ended March 31, 2022, 2021, and 2020. Substantially all of the Company’s revenue was derived in the United States for the fiscal years ended March 31, 2022, 2021, and 2020.
17.  Subsequent Events
Equity Grants
In May 2022, the Company’s compensation committee granted 563,689 RSUs with an effective date of May 15, 2022 and an estimated fair value of $18.6 million, including the RSUs granted to employees joining the Company as part of the AMiON acquisition. These RSUs will generally vest over four years based on continued service.
Stock Repurchase Program
On May 12 2022, the Company’s board of directors authorized a program to repurchase up to $70 million of the Company’s Class A common stock. The repurchases may be executed from time to time over the next 12 months, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. Immediately upon the repurchase of any shares of Class A common stock, such shares shall be retired by the Company and shall automatically return to the status of authorized but unissued shares of Class A common stock.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Management’s Report on Internal Control over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Item 9B. Other Information
None.
The Company will hold its 2022 Annual Meeting of Stockholders on July 27, 2022 at 1 p.m. Pacific Time. The 2022 Annual Meeting of Stockholders will be held virtually via a live audio-only webcast accessible at http://www.virtualshareholdermeeting.com/DOCS2022 for all stockholders of record at the close of business on June 1, 2022, the record date.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after March 31, 2022.
We have adopted a Code of Conduct, which applies to all employees, including our principal executive officers, our principal financial officer, and all other executive officers. The Code of Conduct is available on our investor relations website at investors.doximity.com/governance. We plan to post any future amendments or waivers of our Code of Conduct on our website.

Item 11. Executive Compensation
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after March 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after March 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after March 31, 2022.

Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after March 31, 2022.

PART IV
Item 15. Exhibits and Financial Statement Schedules

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-256584	3.2	June 15, 2021

3.2	Amended and Restated Bylaws of the Registrant.	S-1/A	333-256584	3.4	June 15, 2021

4.1	Form of Class A common stock certificate of the Registrant.	S-1	333-256584	4.1	May 28, 2021

4.2	Amended and Restated Investors’ Rights Agreement, dated April 10, 2014, by and among the Registrant and certain of its stockholders.	S-1	333-256584	4.2	May 28, 2021

4.3	Description of Securities.	Filed herewith

4.4	Warrant to Purchase Shares of Common Stock issued to U.S. News & World Report, L.P., dated March 10, 2017.	S-1	333-256584	4.3	May 28, 2021

4.5	Warrant to Purchase Shares of Class A Common Stock issued to U.S. News & World Report, L.P., dated June 14, 2021.	10-Q	001-40508	4.2	August 12, 2021

4.6	Amendment to Warrant to Purchase Shares of Class A Common Stock issued to U.S. News & World Report, L.P., dated September 2, 2021.	10-Q	001-40508	4.3	November 10, 2021

4.7	Second Amendment to Warrant to Purchase Shares of Class A Common Stock issued to U.S. News & World Report, L.P., dated October 8, 2021.	10-Q	001-40508	4.4	November 10, 2021

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-256584	10.1	June 15, 2021

10.2#	2010 Equity Incentive Plan, as amended, and forms of agreements thereunder.	S-1/A	333-256584	10.2	June 15, 2021

10.3#	2021 Stock Option and Incentive Plan, and forms of agreements thereunder.	Filed herewith

10.4#	2021 Employee Stock Purchase Plan.	S-1/A	333-256584	10.4	June 15, 2021

10.5#	Senior Executive Cash Incentive Bonus Plan.	S-1/A	333-256584	10.5	June 15, 2021

10.6#	Non-Employee Director Compensation Policy.	S-1/A	333-256584	10.6	June 15, 2021

21.1	Subsidiaries of the Registrant.	Filed herewith

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.	Filed herewith

24.1	Power of Attorney (incorporated by reference to the Signature page of this Annual Report on Form 10-K).	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith
__________________
*  The certifications attached as Exhibit 32.1 and 32.2 that accompany this Annual Report on Form 10-K are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.
# Indicates management contract or compensatory plan, contract or agreement.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, San Francisco, California, on May 27, 2022.

DOXIMITY, INC.

By:	/s/ Jeffrey Tangney
Jeffrey Tangney Chief Executive Officer (Principal Executive Officer)

By:	/s/ Anna Bryson
Anna Bryson Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Anna Bryson and Jennifer Chaloemtiarana, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in connection therewith and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey Tangney	Chief Executive Officer and Director (Principal Executive Officer)	May 27, 2022
Jeffrey Tangney

/s/ Anna Bryson	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 27, 2022
Anna Bryson

/s/ Regina Benjamin	Director	May 27, 2022
Regina Benjamin

/s/ Tim Cabral	Director	May 27, 2022
Tim Cabral

/s/ Gilbert Kliman	Director	May 27, 2022
Gilbert Kliman

/s/ Kevin Spain	Director	May 27, 2022
Kevin Spain

/s/ Kira Wampler	Director	May 27, 2022
Kira Wampler