Form 10-Q
period 2022-06-30
Doximity, Inc.
filed 2022-08-05
CIK 1516513

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
For the quarterly period ended June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-40508
_________________________________________________________________________________________________________________
Doximity, Inc.
(Exact Name of Registrant as Specified in Its Charter)
_________________________________________________________________________________________________________________

Delaware	27-2485512
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
500 3rd St. Suite 510 San Francisco, CA 94107 (Address of principal executive offices, including zip code)
(650) 549-4330 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Class A common stock, $0.001 par value per share	DOCS	The New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The registrant had outstanding 110,471,370 shares of Class A common stock and 82,990,960 shares of Class B common stock as of July 29, 2022.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which are statements that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
DOXIMITY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	June 30, 2022	March 31, 2022
Assets
Current assets:
Cash and cash equivalents	$110,092	$112,809
Marketable securities	666,162	685,304
Accounts receivable, net of allowance for doubtful accounts of $380 and $359 at June 30, 2022 and March 31, 2022, respectively	76,021	81,073
Prepaid expenses and other current assets	18,258	19,439
Deferred contract costs, current	3,610	5,512
Total current assets	874,143	904,137
Property and equipment, net	11,381	8,488
Deferred income tax assets	49,348	48,558
Operating lease right-of-use assets	11,563	1,087
Intangible assets, net	35,430	7,909
Goodwill	67,940	18,915
Other assets	1,126	2,263
Total assets	$1,050,931	$991,357
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$916	$463
Accrued expenses and other current liabilities	25,253	25,270
Deferred revenue, current	93,907	84,907
Operating lease liabilities, current	677	642
Total current liabilities	120,753	111,282
Deferred revenue, non-current	203	78
Operating lease liabilities, non-current	11,092	447
Contingent earn-out consideration liability, non-current	15,668	—
Other liabilities, non-current	1,049	956
Total liabilities	148,765	112,763
Commitments and contingencies (Note 12)
Stockholders' Equity
Preferred stock, $0.001 par value; 100,000 shares authorized as of June 30, 2022 and March 31, 2022, respectively; zero shares issued and outstanding as of June 30, 2022 and March 31, 2022, respectively	—	—
Class A and Class B common stock, $0.001 par value; 1,500,000 shares authorized as of June 30, 2022 and March 31, 2022, respectively; 193,336 and 192,398 shares issued and outstanding as of June 30, 2022 and March 31, 2022, respectively	193	192
Additional paid-in capital	715,282	702,589
Accumulated other comprehensive loss	(17,925)	(15,294)
Retained earnings	204,616	191,107
Total stockholders' equity	902,166	878,594
Total liabilities and stockholders’ equity	$1,050,931	$991,357
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOXIMITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,
	2022	2021
Revenue	$90,639	$72,669
Cost of revenue	13,077	7,986
Gross profit	77,562	64,683
Operating expenses:
Research and development	19,022	13,241
Sales and marketing	28,134	19,371
General and administrative	8,724	7,196
Total operating expenses	55,880	39,808
Income from operations	21,682	24,875
Other income, net	804	45
Income before income taxes	22,486	24,920
Provision for (benefit from) income taxes	103	(1,402)
Net income	$22,383	$26,322
Undistributed earnings attributable to participating securities	—	(15,581)
Net income attributable to Class A and Class B common stockholders, basic and diluted	$22,383	$10,741
Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.12	$0.12
Diluted	$0.10	$0.09
Weighted-average shares used in computing net income per share attributable to Class A and Class B common stockholders:
Basic	192,947	87,599
Diluted	214,954	114,920
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOXIMITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,
	2022	2021
Net income	$22,383	$26,322
Other comprehensive loss
Change in unrealized loss on available-for-sale-securities, net of tax of $894 and $0, respectively	(2,631)	(48)
Total other comprehensive loss	(2,631)	(48)
Comprehensive income	$19,752	$26,274
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOXIMITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended June 30, 2022
	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of March 31, 2022	—	$—	192,398	$192	$702,589	$(15,294)	$191,107	$878,594
Stock-based compensation	—	—	—	—	8,445	—	—	8,445
Exercise of stock options and common stock warrants	—	—	1,204	1	3,022	—	—	3,023
Vesting of restricted stock units	—	—	8	—	—	—	—	—
Tax withholding on shares under stock-based compensation awards	—	—	—	—	(109)	—	—	(109)
Repurchase and retirement of common stock	—	—	(274)	—	—	—	(8,874)	(8,874)
Common stock warrant expense	—	—	—	—	1,335	—	—	1,335
Other comprehensive loss	—	—	—	—	—	(2,631)	—	(2,631)
Net income	—	—	—	—	—	—	22,383	22,383
Balance as of June 30, 2022	—	$—	193,336	$193	$715,282	$(17,925)	$204,616	$902,166

	Three Months Ended June 30, 2021
	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of March 31, 2021	76,287	$81,458	82,910	$83	$30,357	$(21)	$36,324	$66,743
Stock-based compensation	—	—	—	—	5,176	—	—	5,176
Exercise of stock options	—	—	3,685	4	3,031	—	—	3,035
Repurchase and retirement of common stock	—	—	(181)	—	(2,698)	—	—	(2,698)
Common stock warrant expense	—	—	—	—	12	—	—	12
Other comprehensive loss	—	—	—	—	—	(48)	—	(48)
Conversion of redeemable convertible preferred stock upon initial public offering	(76,287)	(81,458)	76,287	76	81,382	—	—	81,458
Issuance of common stock upon initial public offering, net of offering costs	—	—	22,506	22	548,430	—	—	548,452
Net income	—	—	—	—	—	—	26,322	26,322
Balance as of June 30, 2021	—	$—	185,207	$185	$665,690	$(69)	$62,646	$728,452
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOXIMITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net income	$22,383	$26,322
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,370	1,153
Deferred income taxes	105	—
Stock-based compensation, net of amounts capitalized	9,506	5,127
Non-cash lease expense	401	283
Amortization of premium on marketable securities, net	1,455	297
Loss on sale of marketable securities	37	—
Amortization of deferred contract costs	2,767	3,204
Other	(30)	(93)
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	5,533	4,421
Prepaid expenses and other assets	1,246	(2,858)
Deferred contract costs	(866)	(1,492)
Accounts payable, accrued expenses and other liabilities	(6,109)	(2,257)
Deferred revenue	6,152	(461)
Operating lease liabilities	(198)	(471)
Net cash provided by operating activities	44,752	33,175
Cash flows from investing activities
Cash paid for acquisition	(53,500)	—
Purchases of property and equipment	(710)	(41)
Internal-use software development costs	(1,415)	(771)
Purchases of marketable securities	(8,870)	(67,375)
Maturities of marketable securities	8,271	10,764
Sales of marketable securities	14,724	—
Net cash used in investing activities	(41,500)	(57,423)
Cash flows from financing activities
Proceeds from issuance of common stock upon initial public offering after deducting underwriting discounts and commissions	—	553,905
Proceeds from issuance of common stock upon exercise of stock options and common stock warrants	3,014	2,737
Taxes paid related to net share settlement of equity awards	(109)	—
Repurchase of common stock	(8,874)	(2,698)
Payments of deferred offering costs	—	(1,768)
Net cash provided by (used in) financing activities	(5,969)	552,176
Net increase (decrease) in cash and cash equivalents	(2,717)	527,928
Cash and cash equivalents, beginning of period	112,809	66,393
Cash and cash equivalents, end of period	$110,092	$594,321
Supplemental disclosures of cash flow information
Cash paid for taxes	$—	$131
Non-cash financing and investing activities
Conversion of redeemable convertible preferred stock to common stock	$—	$81,458
Unpaid deferred offering costs	$—	$2,214
Capitalized stock-based compensation for internal-use software development costs	$274	$61
Property and equipment included in accounts payable and accrued expenses	$632	$71
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$10,877	$—
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
Deferred offering costs, which consist of direct incremental legal, consulting, banking, and accounting fees relating to the Company’s planned initial public offering, were capitalized. Upon the consummation of the IPO, $5.5 million of deferred offering costs were offset against proceeds.
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
2.  Summary of Significant Accounting Policies
There have been no material changes to the significant accounting policies of the Company as compared to those described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022 and filed with the SEC on May 27, 2022.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with U.S. GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The accompanying condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s financial position, results of operations, stockholders’ equity, and cash flows. The results of operations for the three months ended June 30, 2022, shown in this report are not necessarily indicative of the results to be expected for the full year ending March 31, 2023.
Certain prior year amounts were reclassified, as applicable, to conform to the current year presentation.
Fiscal Year
The Company’s fiscal year ends on March 31st. Unless otherwise noted, all references to a particular year shall mean the Company’s fiscal year.
Use of Estimates
The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts stated in the condensed consolidated financial statements and accompanying notes. These judgments, estimates, and assumptions are used for, but not limited to, revenue recognition, the fair values of acquired intangible assets and goodwill, the useful lives of long-lived assets, the valuation of the Company’s common stock and stock-based awards, fair value of contingent earn-out consideration, and deferred income taxes. The Company bases its estimates on historical experience and on assumptions that management considers reasonable. The Company assesses these estimates on a regular basis; however, actual results could differ from these estimates due to risks and uncertainties, including uncertainty in the current economic environment due to the potential long-term impact and duration of the ongoing COVID-19 pandemic.
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
Concentrations of credit risk with respect to accounts receivable are primarily limited to certain customers to which the Company makes substantial sales. The Company’s significant customers that represented 10% or more of revenue or accounts receivable, net for the periods presented were as follows:

	Revenue		Accounts Receivable, Net
	Three Months Ended June 30,		June 30, 2022	March 31, 2022
	2022	2021
Customer A	*	11%	16%	21%
_______________
* Less than 10%
For the purpose of assessing the concentration of credit risk for significant customers, the Company defines a customer as an entity that purchases the Company’s services directly or indirectly through marketing agencies. The majority of marketing agencies have a pass-through arrangement for collection purposes, except one marketing agency which accounted for 18% and 17% of accounts receivable, net as of June 30, 2022 and March 31, 2022, respectively.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Accounting Pronouncements Recently Adopted
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, that simplifies the accounting for income taxes by removing certain exceptions to the general principles in such areas as intraperiod tax allocation, year-to-date losses in interim periods, and deferred tax liabilities related to outside basis differences. Amendments also include simplifications in other areas such as franchise taxes, step-up in tax basis goodwill, separate entity financial statements, and interim recognition of enactment of tax laws or rate changes. Most amendments within this guidance are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company adopted this guidance on April 1, 2022, and the adoption of this guidance did not have a material impact on the condensed consolidated financial statements.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customer, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with Topic 606, Revenue from Contracts with Customers, as if it had originated the contracts. Previously, the Company recognized contract assets and contract liabilities at the acquisition date based on fair value estimates, which had resulted in a reduction to unearned revenue on the balance sheet, and therefore, a reduction to revenues that would have otherwise been recorded as an independent entity. The Company adopted this guidance on April 1, 2022, using the prospective approach. The adoption is applicable to business combinations occurring on or after April 1, 2022, including the Company’s acquisition of certain assets of the AMiON on-call scheduling and messaging application used by scheduling staff and physicians completed on April 1, 2022 (the “AMiON” Acquisition). See Note 8—Business Combinations for additional discussion regarding the AMiON acquisition.
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
The Company determines revenue recognition in accordance with ASC 606, Revenue from Contracts with Customers, through the following five steps:
1) Identify the contract with a customer
The Company considers the terms and conditions of its contracts and the Company’s customary business practices in identifying its contracts under ASC 606. The Company determines it has a contract with a customer when the contract has been approved by both parties, it can identify each party’s rights regarding the services to be transferred and the payment terms for the services, it has determined the customer to have the ability and intent to pay, and the contract has commercial substance. At contract inception, the Company evaluates whether two or more contracts should be combined and accounted for as a single contract. The Company applies judgment in determining the customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s payment history or, in the case of a new customer, the customer’s credit and financial information.
Contractual terms for Marketing Solutions contracts are generally 12 months or less. The contractual term for Hiring Solutions contracts is typically 12 months. Customers are generally billed for a portion of the contract upon contract execution and then billed throughout the remainder of the contract based on various time-based milestones. Certain Marketing Solutions contracts are cancellable with a 30-day notice period. The Company is not required to refund any prepayment fees invoiced and customers are responsible for prorated amounts to cover services that were provided but payment was not made. Hiring Solutions contracts are noncancellable and customers are billed in annual, quarterly, or monthly installments in advance of the service period.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
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
Marketing Solutions customers may purchase a subscription for a specific module to be used over a defined period of time. These customers may purchase more than one module with either the same or different subscription periods. Modules are the core building blocks of the customers’ marketing plan and can be broadly categorized as Awareness, Interactivity, and Peer. As an example, the Company’s Awareness modules may include:
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
Marketing Solutions customers may also purchase integrated subscriptions for a fixed subscription fee that are not tied to a single module but allow customers to utilize any combination of modules during the subscription period, subject to limits on the total number of modules launched in a given period of time, active at any given time, and members targeted. These represent stand-ready obligations in that the delivery of the underlying sponsored content is within the control of the customer and the extent of use in any given period does not diminish the remaining services.
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

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
4) Allocate the transaction price to performance obligations in the contract
If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative stand-alone selling price (“SSP”). The determination of a SSP for each distinct performance obligation requires judgment. The Company determines SSP for performance obligations based on overall pricing objectives, which take into consideration market conditions and customer-specific factors, including a review of internal discounting tables, the type of services being sold, and other factors. The estimate of SSP is based on historical sales of standalone services. The Company estimates the SSP for arrangements where standalone sales do not provide sufficient evidence of the SSP. The Company believes the use of its estimation approach and allocation of the transaction price on a relative SSP basis to each performance obligation results in revenue recognition in a manner consistent with the underlying economics of the transaction and the allocation principle included in ASC 606.
5) Recognize revenue when or as the Company satisfies a performance obligation
Revenue is recognized when or as control of the promised goods or service is transferred to the customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. Subscriptions represent a series of distinct goods or services because the performance obligations are satisfied over time as customers simultaneously receive and consume the benefits related to the services as the Company performs. In the case of module specific subscriptions, a consistent level of service is provided during each monthly period the sponsored content is available on the Company’s platform. The Company commences revenue recognition when the first content is launched on the platform for the initial monthly period and revenue is recognized over time as each subsequent content period is delivered. The Company’s obligation for its integrated subscriptions is to stand-ready throughout the subscription period; therefore, the Company considers an output method of time to measure progress towards satisfaction of its obligations, with revenue commencing upon the beginning of the subscription period.
The Company treats Hiring Solutions subscriptions as a single performance obligation that represents a series of distinct performance obligations that is satisfied over time. Revenue recognition commences when the customer receives access to the services.
Revenue Disaggregation
Revenue consisted of the following (in thousands):

	Three Months Ended June 30,
	2022	2021
Subscription	$83,715	$68,375
Other	6,924	4,294
Total revenue	$90,639	$72,669
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
The Company records unbilled revenue when revenue is recognized in amounts for which it is contractually entitled but exceeds the amounts the Company has a right to bill as of the end of the period. The Company records unbilled revenue on the condensed consolidated balance sheets within prepaid expenses and other current assets. The Company’s unbilled revenue balances were $1.9 million and $1.4 million as of June 30, 2022 and March 31, 2022, respectively.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
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
Revenue recognized for the three months ended June 30, 2022 and 2021 from amounts included in deferred revenue as of the beginning of the period was $54.7 million and $49.5 million, respectively. Revenue recognized for the three months ended March 31, 2022 from amounts included in deferred revenue as of the beginning of the period was $46.4 million.
Deferred Contract Costs
The Company capitalizes sales compensation that is considered to be incremental and recoverable costs of obtaining a contract with a customer.
Sales compensation earned for the renewal of Marketing Solutions contracts is commensurate with compensation earned for a new or expansion Marketing Solutions contract, whereas compensation for the renewal of Hiring Solutions subscription contracts is earned at a lower rate than for new and expansion Hiring Solutions subscription contracts.
Deferred compensation for Marketing Solutions contracts and Hiring Solutions renewal contracts is amortized over the weighted-average contractual term, ranging from 7 months to 13 months. Deferred compensation tied to new and expansion contracts for Hiring Solutions is amortized on a straight-line basis over the expected period of benefit of 4 years, which is determined by the nature of the Company’s technology and services, the rate at which the Company continually enhances and updates its technology, and its historical customer retention. The portion of deferred compensation expected to be recognized within one year of the balance sheet date is recorded as deferred contract costs, current, and the remaining portion is recorded as other assets on the condensed consolidated balance sheets. Amortized costs are included in cost of revenues and sales and marketing expense in the condensed consolidated statements of operations. Certain sales compensation that are not considered incremental costs are expensed in the same period as they are earned.
The Company capitalized $0.9 million and $1.5 million of contract acquisition costs for the three months ended June 30, 2022 and 2021, respectively. Amortization of deferred contract costs was $2.8 million and $3.2 million for the three months ended June 30, 2022 and 2021, respectively.
Deferred contract costs are periodically analyzed for impairment. There were no impairment losses relating to deferred contract costs during the three months ended June 30, 2022 and 2021.
4.  Investments
The cost, gross unrealized gains and losses, and fair value of investments are as follows (in thousands):

	As of June 30, 2022
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$98,332	$—	$—	$98,332
Total cash equivalents	98,332	—	—	98,332
Marketable securities:
Asset-backed securities	5,935	—	(99)	5,836
Commercial paper	5,090	—	(50)	5,040
Corporate notes and bonds	122,676	—	(2,363)	120,313
Sovereign bonds	7,740	—	(389)	7,351
U.S. government and agency securities	548,740	—	(21,118)	527,622
Total marketable securities	690,181	—	(24,019)	666,162
Total cash equivalents and marketable securities	$788,513	$—	$(24,019)	$764,494

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
As of June 30, 2022, the contractual maturities of the Company’s available-for-sale debt securities were as follows (in thousands):

Fair Value
Due within one year	$196,873
Due in one year to three years	469,289
Total	$666,162
The cost, gross unrealized gains and losses, and fair value of investments were as follows (in thousands):

	As of March 31, 2022
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Commercial paper	$2,686	$—	$—	$2,686
Money market funds	20,072	—	—	20,072
Total cash equivalents	22,758	—	—	22,758
Marketable securities:
Asset-backed securities	7,791	—	(51)	7,740
Commercial paper	9,436	—	(53)	9,383
Corporate notes and bonds	129,900	—	(1,796)	128,104
Sovereign bonds	8,770	—	(334)	8,436
U.S. government and agency securities	549,901	—	(18,260)	531,641
Total marketable securities	705,798	—	(20,494)	685,304
Total cash equivalents and marketable securities	$728,556	$—	$(20,494)	$708,062
As of June 30, 2022 and March 31, 2022, the Company has recognized accrued interest of $2.0 million and $2.1 million, respectively, which is included in prepaid expenses and other current assets in the condensed consolidated balance sheets.
The unrealized losses associated with the Company’s debt securities were $24.0 million as of June 30, 2022. As the Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or until the cost basis is recovered, the Company did not recognize any impairment on these securities as of June 30, 2022. The Company did not recognize any credit losses related to the Company’s debt securities during the three months ended June 30, 2022. The fair value related to the debt securities with unrealized losses for which no credit losses were recognized was $666.2 million as of June 30, 2022.
The unrealized losses associated with the Company’s debt securities were not material as of June 30, 2021. The Company did not recognize any credit losses or impairment related to the Company’s debt securities during the three months ended June 30, 2021.
5. Fair Value Measurements
Available-for-sale debt securities are recorded at fair value on the condensed consolidated balance sheets. The carrying value of cash equivalents, accounts receivable, accounts payable, and accrued expenses and other current liabilities approximate their respective fair values due to their short maturities.
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
The following tables present the fair value hierarchy for the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of June 30, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$98,332	$—	$—	$98,332
Total cash equivalents	98,332	—	—	98,332
Marketable securities:
Asset-backed securities	—	5,836	—	5,836
Commercial paper	—	5,040	—	5,040
Corporate notes and bonds	—	120,313	—	120,313
Sovereign bonds	—	7,351	—	7,351
U.S. government and agency securities	526,160	1,462	—	527,622
Total marketable securities	526,160	140,002	—	666,162
Total cash equivalents and marketable securities	$624,492	$140,002	$—	$764,494

Liabilities:
Contingent earn-out consideration liability	$—	$—	$21,080	$21,080
Total contingent earn-out consideration liability	$—	$—	$21,080	$21,080

	As of March 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	$—	$2,686	$—	$2,686
Money market funds	20,072	—	—	20,072
Total cash equivalents	20,072	2,686	—	22,758
Marketable securities:
Asset-backed securities	—	7,740	—	7,740
Commercial paper	—	9,383	—	9,383
Corporate notes and bonds	—	128,104	—	128,104
Sovereign bonds	—	8,436	—	8,436
U.S. government and agency securities	530,174	1,467	—	531,641
Total marketable securities	530,174	155,130	—	685,304
Total cash equivalents and marketable securities	$550,246	$157,816	$—	$708,062
During the three months ended June 30, 2022 and 2021, the Company had no transfers between levels of the fair value hierarchy.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Contingent Earn-out Consideration Liability
The following table summarizes the changes in the contingent earn-out consideration liability (in thousands):

Three Months Ended June 30,
2022
Beginning fair value	$—
Additions in the period	21,134
Change in fair value	(54)
Ending fair value	$21,080
The contingent earn-out consideration liability relates to the AMiON acquisition, which closed on April 1, 2022. The fair value of the liability is remeasured at each reporting date until the related contingency is resolved, with any changes to the fair value recognized as sales and marketing expense in the condensed consolidated statement of operations.
To determine the fair value of the contingent earn-out consideration liability, the Company used the discounted cash flow method. The significant inputs used in the fair value measurement of the contingent earn-out consideration liability are the discount rate and the timing and amounts of the future payments, which are based upon estimates of future achievement of the performance metrics. As these inputs are not based on observable market data, they represent a Level 3 measurement within the fair value hierarchy. Changes in the significant inputs used would significantly impact the fair value of the contingent earn-out consideration liability.
See Note 8—Business Combinations for additional discussion regarding the AMiON acquisition.
6.  Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2022	March 31, 2022
Furniture and equipment	$2,469	$336
Computers and software	745	769
Leasehold improvements	702	796
Internal-use software development costs	16,747	15,057
Total property and equipment	20,663	16,958
Less: accumulated depreciation and amortization	(9,282)	(8,470)
Total property and equipment, net	$11,381	$8,488
Depreciation and amortization expense on property and equipment for the three months ended June 30, 2022 and 2021 was $1.2 million and $0.9 million, respectively. Included in these amounts was amortization expense for internal-use software development costs of $1.1 million and $0.8 million for the three months ended June 30, 2022 and 2021, respectively. The amortization of the internal-use software development costs is included in cost of revenue in the condensed consolidated statements of operations.
During the three months ended June 30, 2022 and 2021, the Company capitalized $1.7 million and $0.8 million, respectively, of internal-use software development costs, which are included in property and equipment, net in the condensed consolidated balance sheets.
No impairment was recognized on property and equipment during the three months ended June 30, 2022 and 2021.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
7.  Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2022	March 31, 2022
Accrued commissions	$4,034	$6,653
Accrued payroll, bonus, and related expenses	7,043	8,015
Employee contributions under employee stock purchase plan	1,863	621
Rebate liabilities	1,244	4,933
Sales and other tax liabilities	1,213	785
Current portion of contingent earn-out consideration liability	5,412	—
Other	4,444	4,263
Total accrued expenses and other current liabilities	$25,253	$25,270
8.  Business Combinations
AMiON Acquisition
On April 1, 2022, the Company completed the acquisition of the assets of the AMiON on-call scheduling and messaging application used by scheduling staff and physicians (“the AMiON acquisition”) to further expand our physician cloud platform. The acquisition-date fair value of the consideration was $74.6 million, consisting of $53.5 million in cash and $21.1 million in fair value of contingent earn-out consideration.
Under the definitive agreement for the AMiON acquisition, the Company will pay contingent earn-out consideration of up to $24.0 million, of which $4.0 million is a minimum guarantee and the remaining $20.0 million is subject to the achievement of certain operational performance metrics over the next four years. The contingent earn-out consideration is payable in cash in annual installments over the next four years. The contingent earn-out consideration is classified as a liability, the short-term portion of which is included in accrued expenses and other current liabilities and the long-term portion is in contingent earn-out consideration liability, non-current in the condensed consolidated balance sheets. See Note 5—Fair Value Measurements for additional information regarding the valuation of the contingent earn-out consideration liability.
Additionally, in May 2022, 93,458 restricted stock units (“RSUs”) with a grant date fair value of $32.99 per share were granted to the eligible employees joining the Company in connection with the AMiON acquisition. The shares will vest on a quarterly basis over four years based on continued service. The aggregate grant date fair value of these RSUs will be accounted for as post-acquisition stock-based compensation expense and will be recognized on a straight-line basis over the requisite service period.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The AMiON acquisition was accounted for as a business combination. The purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with the excess recorded to goodwill as shown below. The purchase consideration allocation was as follows (in thousands):

Assets acquired:
Accounts receivable	$447
Customer relationships	27,200
Software technology	820
Trademark	700
Total assets acquired	$29,167

Liabilities assumed:
Deferred revenue	$2,925
Other liabilities	633
Net assets acquired, excluding goodwill	25,609
Goodwill	$49,025
Total purchase consideration	$74,634
Goodwill generated from the AMiON acquisition represents the future benefits from the development of future customer relationships and the assembled workforce. Goodwill from this business combination is deductible for income tax purposes.
Intangible assets acquired are comprised of customer relationships, trademarks, and software technology with estimated useful lives of 9 years, 3 years, and 18 months, respectively. The fair value assigned to the customer relationship was determined primarily using the multiple period excess earnings method cost approach, which estimates the direct cash flows expected to be generated from the existing customers acquired. The results of operations of this business combination have been included in the condensed consolidated financial statements from the acquisition date.
The acquisition-related costs were not material and were recorded as general and administrative expense in the condensed consolidated statements of operations.
Separate operating results and pro forma results of operations for AMiON have not been presented as the effect of this acquisition was not material to the Company’s financial results.
9.  Intangible Assets and Goodwill
Intangible Assets
Intangible assets, net consisted of the following (in thousands):

	June 30, 2022	March 31, 2022
Customer relationships	$37,069	$9,869
Other intangibles	1,531	11
Total intangible assets	38,600	9,880
Less: accumulated amortization	(3,170)	(1,971)
Total intangible assets, net	$35,430	$7,909
Amortization expense for intangible assets was $1.2 million and $0.3 million for the three months ended June 30, 2022 and 2021, respectively.
No impairment charges on intangible assets were recorded during the three months ended June 30, 2022 and 2021.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
As of June 30, 2022, future amortization expense is as follows (in thousands):

Year Ending March 31,	Amount
Remainder of 2023	$3,594
2024	4,519
2025	4,245
2026	4,012
2027	4,010
2028	4,010
Thereafter	11,040
Total future amortization expense	$35,430
Goodwill
The changes in the carrying amount of goodwill were as follows (in thousands):

Three Months Ended June 30, 2022
Balance, beginning of period	$18,915
Goodwill acquired	49,025
Balance, end of period	67,940
No impairment charges on goodwill were recorded during the three months ended June 30, 2022 and 2021.
10.  Equity
Preferred Stock
In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 100,000,000 shares of undesignated preferred stock with a par value of $0.001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors. As of June 30, 2022 and March 31, 2022, there were no shares of preferred stock issued and outstanding.
Common Stock and Creation of Dual-Class Structure
The Company has two classes of common stock authorized: Class A common stock and Class B common stock, and are collectively referred to as common stock throughout the notes to the condensed consolidated financial statements, unless otherwise noted. On June 8, 2021, the Company’s board of directors and stockholders approved an amendment to the Company’s amended and restated certificate of incorporation which authorized 1,000,000,000 shares of Class A common stock with par value of $0.001 and one vote per share, and 500,000,000 shares of Class B common stock with par value of $0.001 and ten votes per share. The holders of common stock are entitled to receive dividends, as may be declared by the board of directors. Each of the Company’s 85,523,836 shares of existing common stock outstanding was reclassified into Class B common stock. Each outstanding share of Class B common stock may be converted at any time at the option of the holder into one share of Class A common stock. As of June 30, 2022, there were 110,339,295 shares of Class A common stock, and 82,996,626 shares of Class B common stock outstanding.
Stock Repurchase Program
On May 12, 2022, the Company’s board of directors authorized a program to repurchase up to $70 million of the Company’s Class A common stock. The repurchases may be executed from time to time for a period of 12 months through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. Immediately upon the repurchase of any shares of Class A common stock, such shares shall be retired by the Company and shall automatically return to the status of authorized but unissued shares of Class A common stock.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
During the three months ended June 30, 2022 the Company repurchased and retired 273,746 shares of Class A common stock for an aggregate purchase price of $8.9 million. As of June 30, 2022, $61.1 million remained available and authorized for repurchases.
Common Stock Warrants
In March 2017, the Company issued a warrant to purchase 250,000 shares of common stock at an exercise price of $0.72 per share in connection with a contract signed between the Company and U.S. News & World Report, L.P., or U.S. News. The warrant expires 10 years from the date of grant. As of June 30, 2022, the warrant was fully vested. During the three months ended June 30, 2022, the warrant for 125,000 shares were exercised with an intrinsic value of $4.0 million. The remaining warrant for 125,000 shares was outstanding as of June 30, 2022.
In October 2021, the Company issued a warrant (the “U.S. News Warrant”) to U.S. News to purchase 516,000 shares of Class A common stock with an exercise price of $12.56 per share in connection with the execution of a commercial agreement with the U.S. News (the “Commercial Agreement”). The U.S. News Warrant expires 10 years from the date of grant. The first tranche of U.S. News Warrant vested on May 1, 2022 and the remainder will vest on a monthly basis over approximately 6 years. The grant-date fair value of the U.S. News Warrant was $34.7 million, which was determined using the Black-Scholes option-pricing model on the date of grant using the following assumptions: fair value of common stock of $76.50, volatility of 46.9%, risk-free interest rate of 1.61%, contractual term of 10 years, and an expected dividend of 0%. The fair value of the warrant will be recognized as expense in cost of revenue in the condensed consolidated statements of operations on a straight-line basis over its vesting term of 6.48 years. During the three months ended June 30, 2022, $1.3 million was recognized as stock-based compensation expense relating to the U.S. News Warrant. As of June 30, 2022, unamortized compensation expense, net of estimated forfeitures, related to the unvested warrants was $30.8 million, which is expected to be recognized over the remaining vesting period of 5.75 years.
Equity Incentive Plans
The Company maintains three equity incentive plans: the 2010 Equity Incentive Plan (the “2010 Plan”), the 2021 Stock Option and Incentive Plan (the “2021 Plan”), and the 2021 Employee Stock Purchase Plan (the “ESPP”). Upon IPO, the 2021 Plan became effective and the 2010 Plan was terminated. The 2010 Plan continues to govern the terms of outstanding awards that were granted prior to the termination of the 2010 Plan. The 2021 Plan provides for the granting of incentive stock options, nonstatutory stock options, restricted stock units, and restricted stock awards to employees, non-employee directors, and consultants of the Company.
On May 27, 2022, the Company filed a Registration Statement on Form S-8 which registered an additional 9,619,921 shares of Class A common stock issuable under the 2021 Plan and 1,923,984 shares of its Class A common stock issuable under the ESPP.
The Company grants stock options under the terms of the Plans and outside of the Plans, as approved by the board of directors. During fiscal 2018, the Company granted 4,682,582 options outside of the Plans, of which 2,011,252 options were exercised and 2,671,330 were outstanding as of June 30, 2022.
The Company has shares of common stock reserved for issuance as follows (in thousands):

	June 30, 2022	March 31, 2022
Common stock warrants	641	766
2010 Plan
Options outstanding	22,984	24,312
2021 Plan
Awards outstanding	1,067	546
Shares available for future grant	31,807	22,466
2021 ESPP	6,395	4,471
Options outstanding outside the plans	2,671	2,671
Total	65,565	55,232

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Stock Options
Stock options granted generally vest over four years with service-based, performance-based, and/or market-based conditions and expire ten years from the date of grant.
Stock option activities within the Plans as well as outside of the Plans were as follows (in thousands, except per share information):

	Number of Shares	Weighted-Average Exercise Price	Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance, March 31, 2022	26,983	$4.15	7.63	$1,293,545
Options exercised	(1,079)	2.72
Options forfeited or expired	(249)	5.80
Balance, June 30, 2022	25,655	4.20	7.40	785,680
Vested and exercisable as of June 30, 2022	10,549	1.96	6.11	346,650
Vested and expected to vest as of June 30, 2022	23,892	4.09	7.33	734,265
The aggregate intrinsic value of options exercised during the three months ended June 30, 2022 and 2021 was $36.7 million and $80.4 million, respectively.
As of June 30, 2022, unamortized compensation expense, net of estimated forfeitures, related to unvested stock options was $50.2 million, which is expected to be recognized over a weighted-average period of 3.25 years.
The weighted-average grant-date fair value of options granted for the three months ended June 30, 2021 was $10.73. The Company has not granted any stock options since the first quarter of fiscal 2022.
The fair value of each option on the date of grant is determined using the Black-Scholes option-pricing model with the assumptions set forth in the following table:

Three Months Ended June 30,
2021
Fair value of common stock	$18.41 - $21.41
Volatility	46.5% - 47.0%
Risk-free interest rate	0.77% - 1.02%
Expected term (in years)	5.00 - 6.09
Expected dividend	—%
Restricted Stock Units ("RSUs")
RSUs granted by the Company are valued using the closing stock price of its common stock, which is traded on the NYSE, on the day of grant and will generally vest over four years based on continued service.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes RSU activity during the three months ended June 30, 2022 (in thousands, except per share information):

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance, March 31, 2022	534	$68.23
Granted	536	32.99
Vested	(11)	53.13
Forfeited	(29)	45.42
Unvested balance, June 30, 2022	1,030	50.69
The total fair value of RSUs vested during the three months ended June 30, 2022 was $0.4 million. No RSUs vested during the three months ended June 30, 2021.
As of June 30, 2022, total unrecognized stock-based compensation cost, net of estimated forfeitures, related to unvested RSUs was $37.5 million, and is expected to be recognized over a weighted-average period of approximately 3.56 years.
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the condensed consolidated statement of operations for the three months ended June 30, 2022 and 2021 was as follows (in thousands):

	Three Months Ended June 30,
	2022	2021
Cost of revenue	$2,122	$268
Research and development	2,552	970
Sales and marketing	3,074	1,028
General and administrative	1,758	2,861
Total stock-based compensation expense	$9,506	$5,127

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
11.  Net Income Per Share Attributable to Common Stockholders
The following table presents the reconciliation of the numerator and denominator for calculating basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended June 30,
	2022	2021
Numerator
Net income	$22,383	$26,322
Less: undistributed earnings attributable to participating securities	—	(15,581)
Net income attributable to Class A and Class B common stockholders, basic and diluted	$22,383	$10,741
Denominator
Weighted-average shares used in computing net income per share attributable to Class A and Class B common stockholders, basic	192,947	87,599
Dilutive effect of assumed exercise of options to purchase common stock	21,760	27,119
Dilutive effect of assumed exercise of common stock warrants	187	202
Dilutive effect of other shared based awards	60	—
Weighted-average shares used in computing net income per share attributable to Class A and Class B common stockholders, diluted	214,954	114,920
Net income per share attributable to Class A and Class B common stockholders, basic	$0.12	$0.12
Net income per share attributable to Class A and Class B common stockholders, diluted	$0.10	$0.09
Certain potentially dilutive securities have been excluded from the calculation of diluted net income per share during the applicable periods because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended June 30,
	2022	2021
Stock options	33	1,108
Other share-based awards	523	2
Common stock warrants	516	—
Total	1,072	1,110
12.  Commitments and Contingencies
Minimum Guarantees
On October 8, 2021, the Company signed an amended agreement to revise and extend the existing partnership with the U.S. News for six years. This agreement can be terminated after three years by either party. Under this amended agreement, the Company pays the U.S. News a portion of the revenue generated with the end customers, subject to an annual minimum guarantee. As of June 30, 2022, the remaining annual minimum guarantee ranges from $3.0 million to $6.2 million. The total minimum guarantee for the remaining noncancelable period of 2 years was $6.6 million.
Other Contractual Commitments
The Company has a web hosting arrangement for 3 years ending December 31, 2024, with an annual commitment of $5.2 million. As of June 30, 2022, the total remaining commitment was $10.4 million.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
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
Legal Matters
From time to time, the Company has become involved in claims and other legal matters arising in the ordinary course of business. The Company investigates these claims as they arise. Although claims are inherently unpredictable, the Company is currently not aware of any matters that, if determined adversely to the Company, would individually or taken together have a material effect on its results of operations, financial position, or cash flows. No loss contingencies were recorded for the three months ended June 30, 2022 and 2021.
13.  Leases
The Company has non-cancelable operating leases for the rental of office space with various expiration dates through 2030. During the first quarter of fiscal 2023, a portion of the office space lease in Irving, Texas with an approximately 8-year term commenced. The related right-of-use asset and lease liability of $10.9 million was recognized upon lease commencement.
The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,
	2022	2021
Operating lease cost	$489	$275
Variable lease cost	39	35
Total lease cost	$528	$310
Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended June 30,
	2022	2021
Cash paid for amounts included in measurement of lease liabilities—Operating cash flows	$227	$470
Supplemental balance sheet information related to leases was as follows (in thousands):

	June 30, 2022	March 31, 2022
Weighted-average remaining lease term (in years)	7.60	1.64
Weighted-average discount rate	4.17%	3.95%

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Maturities of lease liabilities as of June 30, 2022 were as follows (in thousands):

Operating Leases
Remainder of 2023	$628
2024	1,610
2025	1,747
2026	1,782
2027	1,810
Thereafter	6,518
Total future lease payments	14,095
Less: imputed interest	(2,326)
Present value of lease liabilities	11,769
As of June 30, 2022, a portion of the office space lease in Irving, Texas had not yet commenced. The lease, with total undiscounted lease payments of $4.8 million and an 8-year term, is expected to commence in the second quarter of fiscal 2023.
14.  Income Taxes
The Company’s tax provision for (benefit from) income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any.
The Company’s effective tax rate of 0.5% for the three months ended June 30, 2022, was lower than the U.S. federal statutory rate, primarily due to stock-based compensation related tax benefits, which are subject to limitations for certain executive officers under IRC section 162(m), and federal and state research and development tax credits. The Company’s effective tax rate of (5.6)% for the three months ended June 30, 2021 was lower than the U.S. federal statutory rate, primarily due to stock-based compensation related tax benefits. The Company’s effective tax rate is based on forecasted annual income before income taxes ("pre-tax earnings") which may fluctuate through the rest of the year.
The Company is only subject to income taxes in the United States. Significant judgment is required in evaluating the Company’s uncertain tax positions and determining the provision for income taxes. As of June 30, 2022 and March 31, 2022, the Company had unrecognized tax benefits (“UTBs”) of $6.6 million and $6.2 million, respectively. If realized, $4.6 million would impact the effective tax rate while the remainder would reduce deferred tax assets subject to a full valuation allowance. The Company does not expect any material changes to its UTBs within the next 12 months.
15.  Segment and Geographic Information
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
Substantially all of the Company’s long-lived assets were based in the United States as of June 30, 2022 and March 31, 2022. No country outside of the United States accounted for more than 10% of total revenue for the three months ended June 30, 2022 and 2021. Substantially all of the Company’s revenue was derived in the United States for the three months ended June 30, 2022 and 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and accompanying notes that are included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K, filed with the SEC on May 27, 2022. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” or in other parts of this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future, and our interim results are not necessarily indicative of the results that may be expected for the full fiscal year or any other period. The last day of our fiscal year is March 31st. Our fiscal quarters end on June 30th, September 30th, December 31st, and March 31st. Fiscal 2023, our current fiscal year, will end on March 31, 2023.
Overview
We are the leading digital platform for U.S. medical professionals, as measured by the number of U.S. physician members. Our members include more than 80% of physicians across all 50 states and every medical specialty.
Our mission is to help every physician be more productive and provide better care for their patients. We are physicians-first, putting technology to work for doctors instead of the other way around. That guiding principle has enabled Doximity to become an essential and trusted professional platform for physicians. Our cloud-based platform provides our members with tools specifically built for medical professionals, enabling them to collaborate with their colleagues, securely coordinate patient care, conduct virtual patient visits, stay up-to-date with the latest medical news and research, monitor their work schedules, and manage their careers. Doximity membership is free for physicians. Our revenue-generating customers, primarily pharmaceutical manufacturers and healthcare systems, have access to a suite of commercial solutions that benefit from broad physician usage.
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
Our business model has delivered high revenue growth at scale with profitability. For the three months ended June 30, 2022 and 2021, we recognized revenue of $90.6 million, and $72.7 million, respectively, representing a year-over-year growth rate of 25%. For the three months ended June 30, 2022 and 2021, our net income was $22.4 million and $26.3 million and our adjusted EBITDA was $33.5 million and $31.2 million, respectively. We have accomplished this while focusing on our core mission to help every physician be more productive and provide better care for their patients.
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
We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business. While the COVID-19 pandemic has not had a material adverse impact on our financial condition and results of operations to date, the extent to which the COVID-19 pandemic or any other pandemic, epidemic, or infectious diseases will impact our business, results of operations and financial condition in the future is still unknown and will depend on future developments, which are highly uncertain and cannot be predicted.
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

Key Business and Financial Metrics
We monitor a number of key business and financial metrics to assess the health and success of our business, including:
Customers with Trailing 12-Month Subscription Revenue Greater than $100,000. The number of customers with trailing 12-month (“TTM”), product revenue greater than $100,000 is calculated by counting the number of customers that contributed more than $100,000 in subscription revenue in the TTM period. The number of customers with TTM subscription-based revenue of at least $100,000 is a key indicator of the scale of our business. Our customer count is subject to adjustments for acquisitions, consolidations, spin-offs, and other market activity.
The number of customers with at least $100,000 of revenue has grown steadily in recent years as we have engaged new customers and expanded within existing ones. This cohort of customers accounted for approximately 87% of our revenue for the TTM ended June 30, 2022.

	June 30,
	2022		2021
Number of customers with at least $100,000 of revenue	273	[1]	224
_________________________
1 The metric excludes the impact of the AMiON acquisition, which closed on April 1, 2022, including customers of and subscription revenue generated from the AMiON on-call scheduling and messaging application and was immaterial to the periods presented.
Net Revenue Retention Rate. Net revenue retention rate is calculated by taking the TTM subscription-based revenue from our customers that had revenue in the prior TTM period and dividing that by the total subscription-based revenue for the prior TTM period. Our net revenue retention rate compares our subscription revenue from the same set of customers across comparable periods, and reflects customer renewals, expansion, contraction, and churn. Our net revenue retention rate is directly tied to our revenue growth rate and thus fluctuates as that growth rate fluctuates.

	June 30,
	2022		2021
Net revenue retention rate	139%	[1]	167%
_________________________
1 The metric excludes the impact of the AMiON acquisition, which closed on April 1, 2022, including customers of and subscription revenue generated from the AMiON on-call scheduling and messaging application and was immaterial to the periods presented.
Non-GAAP Financial Measures
We use adjusted EBITDA and free cash flow to measure our performance and identify trends, to formulate financial projections, and to make strategic decisions.
Adjusted EBITDA
We define adjusted EBITDA as net income before interest, income taxes, depreciation, and amortization, and as further adjusted for acquisition and other related expenses, stock-based compensation expense, change in fair value of contingent earn-out consideration liability, and other income, net. Net income margin represents net income as a percentage of revenue and adjusted EBITDA margin represents adjusted EBITDA as a percentage of revenue.
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

The following table presents a reconciliation of net income to adjusted EBITDA, adjusted EBITDA margin, and net income margin (in thousands, except percentages):

	Three Months Ended June 30,
	2022	2021
	(unaudited)
Net income	$22,383	$26,322
Adjusted to exclude the following:
Acquisition and other related expenses	30	—
Stock-based compensation	9,506	5,127
Depreciation and amortization	2,370	1,153
Provision for (benefit from) income taxes	103	(1,402)
Change in fair value of contingent earn-out consideration liability	(54)	—
Other income, net	(804)	(45)
Adjusted EBITDA	$33,534	$31,155

Revenue	$90,639	$72,669
Net income margin	25%	36%
Adjusted EBITDA margin	37%	43%
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
Although we believe free cash flow is a useful indicator of business performance, free cash flow is presented for supplemental informational purposes only and should not be considered a substitute for financial information presented in accordance with GAAP. Free cash flow has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of other GAAP financial measures, such as net cash provided by operating activities. Some of the limitations of free cash flow are that it may not properly reflect future contractual commitments that have not been realized in the current period. Our free cash flow may not be comparable to similarly titled measures of other companies because they may not calculate free cash flow in the same manner as we calculate the measure, limiting its usefulness as a comparative measure.
The following table presents a reconciliation of our free cash flow to the most comparable GAAP measure, net cash provided by operating activities, for each of the periods indicated (in thousands):

	Three Months Ended June 30,
	2022	2021
Net cash provided by operating activities	$44,752	$33,175
Purchases of property and equipment	(710)	(41)
Internal-use software development costs	(1,415)	(771)
Free cash flow	$42,627	$32,363
Other cash flow components:
Net cash used in investing activities	$(41,500)	$(57,423)
Net cash provided by (used in) financing activities	$(5,969)	$552,176
Components of Results of Operations
Revenue
Marketing Solutions. Our customers purchase a subscription to Marketing Solutions, either directly or through marketing agencies, for the ability to share tailored content on the Doximity platform via a variety of modules for defined time periods.

We generally bill customers a portion of the contract upon contract execution and then bill throughout the remainder of the contract based on various time-based milestones. Generally, we bill in advance of revenue recognition and record unbilled revenue when revenue is recognized in advance of billings. Unbilled revenue is recorded on the condensed consolidated balance sheets within prepaid expenses and other current assets. Subscriptions to Marketing Solutions include the following contractual arrangements:
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
Hiring Solutions. We provide customers access to our platform which enables them to post job openings or deliver a fixed number of monthly messages to our network of medical professionals. Hiring Solutions contracts are noncancellable and customers are billed in annual, quarterly, or monthly installments in advance of the service period, and revenue is recognized ratably over the contractual term.
Through our acquisition of Curative Talent, completed in fiscal 2021, we also generate revenue from temporary and permanent medical recruiting services which we charge on an hourly-fee, and retainer and placement-fee basis, respectively. Revenue for temporary placement services is recognized net of third-party contractor fees. For the three months ended June 30, 2022 and 2021, the revenue from temporary and permanent medical recruiting services was not significant to our total revenue.
For a description of our revenue accounting policies, see Note 2—Summary of Significant Accounting Policies included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2022 and filed with the SEC on May 27, 2022.
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
Gross Profit and Gross Margin
Gross profit is total revenue less total cost of revenue. Gross margin is gross profit expressed as a percentage of total revenue. Gross profit and gross margin has been and will continue to be affected by a number of factors, including the timing of our acquisition of new customers and sales of additional solutions to existing customers, the timing and extent of our investments in our operations, cloud hosting costs, growth in our customer success team, and the timing of amortization of internal-use software development costs. We expect our gross margin to remain relatively steady over the near term, although our quarterly gross margin is expected to fluctuate from period to period depending on the interplay of these and other factors.
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses.

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
Sales and Marketing
Sales and marketing expense is primarily comprised of personnel-related expenses, sales incentive compensation, travel, and other event expenses. Sales and marketing expense also includes costs for third-party services and contractors, information technology and software-related costs, allocated overhead, amortization of intangible assets, and change in fair value of contingent earn-out consideration liability. We capitalize the sales incentive compensation that are considered to be incremental and recoverable costs of obtaining a contract with a customer. These sales compensation are amortized over the period of benefit. We expect sales and marketing expense to increase and to be our largest expense on an absolute basis.
General and Administrative
General and administrative expense is primarily comprised of personnel-related expenses associated with our executive, finance, legal, human resources, information technology, and facilities employees. General and administrative expense includes fees for third-party legal and accounting services, insurance expense, information technology and software-related costs, and allocated overhead. We expect that general and administrative expense will increase on an absolute dollar basis as we incur compliance costs associated with being a publicly-traded company, including legal, audit, and consulting fees.
Other Income, Net
Other income, net consists primarily of administrative fees and penalties and interest income earned on our cash equivalents and marketable securities.
Provision for (Benefit from) Income Taxes
Provision for (benefit from) income taxes consists primarily of income taxes in U.S. federal, state, and local jurisdictions in which we conduct business. We calculate income taxes in interim periods by applying an estimated annual effective tax rate to income before income taxes and by calculating the tax effect of discrete items recognized during the period. Our effective income tax rate generally differs from the U.S. statutory tax rate of 21.0% primarily due to U.S. federal and state research and development tax credits, state income taxes, and stock-based compensation related tax benefits.

Results of Operations
The following tables set forth our condensed consolidated results of operations data and such data as a percentage of revenue for the periods presented.

	Three Months Ended June 30,
	2022	2021
	(in thousands)
Revenue	$90,639	$72,669
Cost of revenue(1)	13,077	7,986
Gross profit	77,562	64,683
Operating expenses:
Research and development(1)	19,022	13,241
Sales and marketing(1)	28,134	19,371
General and administrative(1)	8,724	7,196
Total operating expenses	55,880	39,808
Income from operations	21,682	24,875
Other income, net	804	45
Income before income taxes	22,486	24,920
Provision for (benefit from) income taxes	103	(1,402)
Net income	$22,383	$26,322
_______________
(1)Costs and expenses include stock-based compensation expenses as follows:

	Three Months Ended June 30,
	2022	2021
	(in thousands)
Cost of revenue	$2,122	$268
Research and development	2,552	970
Sales and marketing	3,074	1,028
General and administrative	1,758	2,861
Total stock-based compensation expense	$9,506	$5,127

	Three Months Ended June 30,
	2022	2021
	(percentages of revenue)
Revenue	100%	100%
Cost of revenue	14	11
Gross profit	86	89
Operating expenses:
Research and development	21	18
Sales and marketing	31	27
General and administrative	10	10
Total operating expenses	62	55
Income from operations	24	34
Other income, net	1	—
Income before income taxes	25	34
Provision for (benefit from) income taxes	—	(2)
Net income	25%	36%

Comparison of the three months ended June 30, 2022 and 2021.
Revenue

	Three Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Revenue	$90,639	$72,669	$17,970	25%
Revenue for the three months ended June 30, 2022 increased $18.0 million as compared to the same period in 2021. The increase was primarily driven by a $15.3 million increase in subscription revenue. Of the increase in subscription revenue, $7.4 million was driven by the addition of new subscription customers1 and $7.9 million was due to the expansion of existing customers. The expansion of existing customers was primarily driven by average revenue per existing Marketing Solutions customer increasing by 20% as a result of adding new brands and service lines, growing existing brands and service lines, and upselling additional modules. Approximately 92% of our revenue for the three months ended June 30, 2022 was derived from subscription customers. The remaining increase in revenue was driven by an increase in medical recruiting services.
Cost of revenue, gross profit and gross margin

	Three Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Cost of revenue	$13,077	$7,986	$5,091	64%
Gross profit	$77,562	$64,683	$12,879	20%
Gross margin	86%	89%
Cost of revenue for the three months ended June 30, 2022 increased $5.1 million as compared to the same period in 2021. The increase was due to a $1.8 million increase in personnel-related costs as a result of headcount growth of approximately 38%, and a $2.1 million increase in expense related to the U.S. News partnership, of which $1.3 million related to the U.S. News Warrant granted in October 2021. In addition, there was an increase of $0.4 million in stock-based compensation expense due to headcount growth and awards granted with higher weighted-average grant date fair values since the first quarter of the prior fiscal year.
The gross margin for the three months ended June 30, 2022 decreased primarily due to headcount growth and expenses related to our U.S. News partnership, offset by growth in revenues.
Operating Expenses
Research and development

	Three Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Research and development	$19,022	$13,241	$5,781	44%
Research and development expense for the three months ended June 30, 2022 increased $5.8 million as compared to the same period in 2021. The increase in research and development expense was primarily driven by a $3.1 million increase in personnel-related costs as a result of headcount growth of approximately 21%. The increase was also driven by a $1.6 million increase in stock-based compensation expense, primarily due to headcount growth and awards granted with higher weighted-average grant date fair values since the first quarter of the prior fiscal year. In addition, there was a $1.2 million increase in employee events and travel-related expenses due to a return to limited in-person events.
1 We define new subscription customers as revenue generating subscription customers in the current fiscal period who did not contribute any revenue for the same period in the prior fiscal year. This also includes inorganic revenue from the acquisition of AMiON, which closed on April 1, 2022.

Sales and marketing

	Three Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Sales and marketing	$28,134	$19,371	$8,763	45%
Sales and marketing expense for the three months ended June 30, 2022 increased $8.8 million as compared to the same period in 2021. The increase in sales and marketing expense was a result of the growth in our business, primarily driven by a $2.8 million increase in personnel-related costs due to headcount growth of approximately 22%. The increase was also driven by a $2.0 million increase in stock-based compensation, primarily due to headcount increase and awards granted with increased weighted-average grant date fair values since the first quarter of the prior fiscal year. Additionally, there was a $1.1 million increase for in-person trade shows and conferences, advertising and other marketing expenses, a $1.0 million increase in employee events and related travel expenses as we resumed limited in-person events, a $0.8 million increase in amortization expense related to the intangible assets acquired in connection with the AMiON acquisition, and a $0.6 million increase in commissions and incentive compensation driven by an increase in sales activity.

General and administrative

	Three Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
General and administrative	$8,724	$7,196	$1,528	21%
General and administrative expense for the three months ended June 30, 2022 increased $1.5 million as compared to the same period in 2021. The increase in general and administrative expense was primarily driven by a $1.5 million increase in insurance, accounting, legal, and other services as we incurred additional expenses as a result of becoming a public company, and a $0.6 million increase in personnel-related costs due to headcount growth of approximately 33%. In addition, there was a $1.1 million decrease in stock-based compensation, primarily due to lower expense from certain performance-based awards, offset by higher expense from headcount growth and awards granted with higher weighted average grant-date fair value since the first quarter of fiscal 2022.
Other income, net

	Three Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Other income, net	$804	$45	$759	1687%
Other income, net for the three months ended June 30, 2022 increased $0.8 million as compared to the same period in 2021, primarily driven by a $0.8 million increase in interest income due to our increased investment in marketable securities.
Provision for (benefit from) income taxes

	Three Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$103	$(1,402)	$1,505	NM
___________________
NM: Percentage not meaningful.
For the three months ended June 30, 2022, we had income tax expense of $0.1 million as compared to an income tax benefit of $1.4 million for the three months ended June 30, 2021. This change was primarily driven by decreased tax deductions from stock option activities, offset in part by increased federal and state research and development tax credits.

Liquidity and Capital Resources
Since inception, we have financed operations primarily through proceeds received from sales of equity securities and payments received from our customers. As of June 30, 2022, our principal sources of liquidity were cash and cash equivalents and marketable securities of $776.3 million. Our marketable securities consist of U.S. government and agency securities, corporate notes and bonds, commercial paper, asset-backed securities, and sovereign bonds.
In June 2021, we completed our IPO, in which we issued and sold 22,505,750 shares of our Class A common stock at $26.00 per share, including 3,495,000 shares issued upon the exercise of the underwriters’ option to purchase additional shares. We received proceeds of $548.5 million after deducting underwriting discounts and commissions as well as deferred offering costs.
On May 12, 2022, the Company’s board of directors authorized a program to repurchase up to $70 million of the Company’s Class A common stock for a period of 12 months. During the three months ended June 30, 2022 the Company repurchased and retired 273,746 shares of Class A common stock for an aggregate purchase price of $8.9 million. As of June 30, 2022, $61.1 million remained available and authorized for repurchases.
We believe that our existing cash and cash equivalents and marketable securities will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months.
Our future capital requirements will depend on many factors, including our revenue growth rate, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing of share repurchases, and the timing and extent of spending to support research and development efforts. Further, we may in the future enter into arrangements to acquire or invest in businesses and technologies. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition, and results of operations could be adversely affected.
For further details regarding our cash requirements from noncancelable operating lease obligations and other contractual commitments, see Note 12—Commitments and Contingencies and Note 13—Leases included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Cash Flows

	Three Months Ended June 30,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$44,752	$33,175
Net cash used in investing activities	$(41,500)	$(57,423)
Net cash provided by (used in) financing activities	$(5,969)	$552,176
Net cash provided by operating activities
Cash provided by operating activities was $44.8 million for the three months ended June 30, 2022. This consisted of net income of $22.4 million, adjusted for non-cash items of $16.6 million and a net inflow from operating assets and liabilities of $5.8 million. Non-cash items primarily consisted of stock-based compensation expense of $9.5 million, amortization of deferred contract costs of $2.8 million, depreciation and amortization expense of $2.4 million, and amortization of the premium on marketable securities of $1.5 million. The net inflow from operating assets and liabilities was driven by $5.5 million decrease in accounts receivable due to the timing of collections, a $6.2 million increase in deferred revenue due to the timing of customer billings and program launches, and a $1.2 million decrease in prepaid expenses and other assets. These increases were partially offset by a decrease of $6.1 million in accounts payable, accrued expenses, and other liabilities, which was primarily a result of the timing of $6.3 million commissions and rebate liabilities payments, offset by a $1.2 million increase in employee contributions under the employee stock purchase plan.
Cash provided by operating activities was $33.2 million for the three months ended June 30, 2021. This consisted of net income of $26.3 million, adjusted for non-cash items of $10.0 million and a net outflow from operating assets and liabilities of $3.1 million. Non-cash items primarily consisted of stock-based compensation expense of $5.1 million, amortization of deferred contract costs of $3.2 million, and depreciation and amortization expense of $1.2 million. The net outflow from operating assets and liabilities was primarily driven by an increase of $2.9 million in prepaid expenses and other assets due to an increase in prepaid taxes, a decrease of $2.3 million in accounts payable, accrued expenses, and other liabilities, which was primarily a result of a decrease in accrued commissions, and an increase of $1.5 million in deferred contract costs due to increased sales activity. These decreases were partially offset by a decrease of $4.4 million in accounts receivable due to the timing of collections.
Net cash used in investing activities
Cash used in investing activities was $41.5 million for the three months ended June 30, 2022, which primarily consisted of $53.5 million paid for the acquisition of AMiON, $8.9 million of marketable securities purchases, and $1.4 million for internal-use software development costs, partially offset by proceeds from the sale of marketable securities of $14.7 million and proceeds from the maturities of marketable securities of $8.3 million.
Cash used in investing activities was $57.4 million for the three months ended June 30, 2021, which primarily consisted of $67.4 million of marketable securities purchases, partially offset by proceeds from the maturities of marketable securities of $10.8 million.
Net cash provided by (used in) financing activities
Cash used in financing activities was $6.0 million for the three months ended June 30, 2022, which primarily consisted of common stock repurchases of $8.9 million, partially offset by $3.0 million of proceeds from the exercise of stock options and common stock warrants.
Cash provided by financing activities was $552.2 million for the three months ended June 30, 2021, which primarily consisted of $553.9 million of proceeds from the issuance of common stock upon our initial public offering after deducting underwriting fees and commissions, and $2.7 million of proceeds from the exercise of stock options. These proceeds were partially offset by common stock repurchases of $2.7 million and $1.8 million in payments for deferred offering costs.
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
Business Combinations
The results of businesses acquired in business combinations are included in our condensed consolidated financial statements from the date of the acquisition. Purchase accounting results in assets and liabilities of an acquired business being recorded at their estimated fair values on the acquisition date. Any excess consideration over the fair value of assets acquired and liabilities assumed is recognized as goodwill. The purchase price allocation process requires management to make significant judgment and estimates, including the selection of valuation methodologies, estimates of future expected cash flows, future revenue growth, margins, customer retention rates, technology life, royalty rates, expected use of acquired assets, and discount rates. These factors are also considered in determining the useful life of the acquired intangible assets. These estimates are based in part on historical experience, market conditions and information obtained from management of the acquired companies and are inherently uncertain. We engage the assistance of valuation specialists in concluding on fair value measurements in connection with determining fair values of assets acquired and liabilities assumed in business combinations.

Contingent earn-out consideration payable in cash arising from business combinations is recorded at fair value as a liability on the acquisition date and remeasured at each reporting date. Changes in fair value are recorded in sales and marketing expenses in the condensed consolidated statements of operations. Determining the fair value of the contingent earn-out consideration each period requires management to make assumptions and judgments. These estimates involve inherent uncertainties, and if different assumptions had been used, the fair value of contingent consideration could have been materially different from the amounts recorded. The significant inputs used in the fair value measurement of the contingent earn-out consideration liability are the discount rate, and the timing and amounts of the future payments, which are based upon estimates of future achievement of the performance metrics.
Transaction-related costs incurred by the Company are expensed as incurred and are included in general and administrative expenses in the Company's condensed consolidated statements of operations.
There have been no other material changes to our critical accounting policies and estimates as compared to those described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022 and filed with the SEC on May 27, 2022.
Recent Accounting Pronouncements
Refer to Note 2—Summary of Significant Accounting Policies included in Part I, Item 1 of this Quarterly Report on Form 10-Q for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.
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
Interest Rate Risk
Our cash and cash equivalents and marketable securities primarily consist of cash on hand and highly liquid investments in money market funds, corporate notes and bonds, asset-backed securities, commercial paper, U.S. government and agency securities, and sovereign bonds. As of June 30, 2022, we had cash and cash equivalents of $110.1 million and marketable securities of $666.2 million. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair value of our investments. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates.
A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $8.9 million and $10.6 million, respectively, in the market value of our cash equivalents and marketable securities as of June 30, 2022 and March 31, 2022. Fluctuations in the value of our investments caused by a change in interest rates are recorded in other comprehensive income and are realized only if we sell the underlying securities.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
For a discussion of our legal proceedings, please refer to Note 12—Commitments and Contingencies included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Since launching our platform in fiscal 2012, we have experienced rapid growth and we continue to rapidly and significantly expand our operations. While we have experienced significant revenue growth in prior periods, it is not indicative of our future revenue growth. We expect our revenue growth rate will decline. In the three months ended June 30, 2022, our revenue grew by 25% as compared to the same period last year. In addition, our full-time equivalent employee headcount has grown from 887 as of March 31, 2022 to 930 as of June 30, 2022. This expansion increases the complexity of our business and places significant strain on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions. We may not be able to manage growth effectively, which could damage our reputation, limit our growth, and negatively affect our operating results.
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
We expect to invest heavily in growing our business, which may cause our sales and marketing, research and development, and other expenses to increase and our margins to decline. For example, our Telehealth Solutions have experienced significant growth amid a rapidly developing market, which may result in increased price competition and costs and may have an adverse impact on our margins if it continues to grow as a portion of our overall business. Our net income and adjusted EBITDA margins may decrease as we grow.
Our historical rate of growth may not be sustainable or indicative of our future rate of growth. We believe that our continued growth in revenue, as well as our ability to improve or maintain margins and profitability, will depend upon, among other factors, our ability to address the challenges, risks, and difficulties described elsewhere in this “Risk Factors” section and the extent to which our various offerings grow and contribute to our results of operations. We cannot provide assurance that we will be able to successfully manage any such challenges or risks to our future growth. In addition, our customer base may not continue to grow or may decline due to a variety of possible risks, including increased competition, changes in the regulatory landscape, and the maturation of our business. Any of these factors could cause our revenue growth to decline and may adversely affect our margins and profitability. Failure to grow our revenue or improve our margins could have a material adverse effect on our business, financial condition, and results of operations. You should not rely on our historical rate of revenue growth as an indication of our future performance.
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
In order to grow our business, we must continually attract new customers, sell additional solutions to existing customers and reduce the level of non-renewals in our business. Our ability to do so depends in large part on the success of our sales and marketing efforts. Most customers engage with us on particular marketing programs, either directly or through marketing agencies that act on their behalf. We do not typically enter into long-term contracts with our pharmaceutical manufacturer customers, who represent a significant portion of our revenue. When we do enter into long-term relationships with customers, they can generally terminate their relationship with us or move their marketing activity to a new agency with whom we do not currently do business. Even if we are successful in attracting new customers and their agencies, it may take several months or years for them to meaningfully increase the amount they spend with us. Further, larger pharmaceutical customers with multiple brands typically have brand-level marketing budgets and marketing decision makers, and we may not be able to leverage our success into expanded business with other brands within the customer’s portfolio. Moreover, customers may place internal limits on the allocation of their marketing budgets to digital marketing, to particular programs, to a particular marketing vendor, or for other reasons. We may not accurately predict future trends with respect to rates of customer renewals, upgrades, and expansions.
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
Our customer base may decline or fluctuate due to a number of factors, including the prices of our solutions, the prices of products and services offered by our competitors, reduced hiring by our customers or reductions in their talent or marketing spending levels due to macroeconomic or other factors, and the efficacy and cost-effectiveness of our solutions. In particular, our overall performance depends, in part, on worldwide economic conditions. In recent months, we have observed increased economic uncertainty in the United States and abroad. As our customers react to global economic conditions and the potential for a global recession, we may see them reduce spending on our solutions and take additional precautionary measures to limit or delay expenditures and preserve capital and liquidity. Reductions in spending on our solutions, delays in purchasing decisions, lack of renewals, and an inability to attract new customers, as well as pressure for extended billing terms or pricing discounts, could limit our ability to grow our business and could negatively affect our operating results and financial condition. Internet search engines could also change their methodologies in ways that adversely affect our ability to optimize our page rankings within their search results. If this occurs, our ability to successfully market our services may be harmed. If we are unable to retain and increase sales of our solutions to existing customers and their agencies or attract new ones for any of the reasons above or for other reasons, our business, financial condition, and results of operations could be adversely affected.
Our revenue is relatively concentrated within a small number of key customers, and the loss of one or more of such key customers could slow the growth rate of our revenue or cause our revenue to decline.
For the three months ended June 30, 2022, none of our customers accounted for 10% or more of total revenue. For the three months ended June 30, 2021, one of our customers accounted for 10% or more of total revenue. In addition, some of our customers purchase our services indirectly through marketing agencies, some of whom represent a number of customers. The sudden loss of any of our largest customers or the renegotiation of any of our largest customer contracts could have a significant impact on our revenue, the growth rate of our revenue, our reputation, and our ability to obtain new customers.
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
The continued spread of COVID-19, including its variants, has caused us to modify our business practices, and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, members, and partners. In addition, the COVID-19 pandemic and the determination of appropriate measures and business practices has diverted management’s time and attention. A larger percentage of our employees are now working from home, and if they are not able to effectively do so, or if our employees contract COVID-19 or another contagious disease, we may experience a decrease in productivity and operational efficiency, which would negatively impact our business, financial condition, and results of operations. Further, because an increased number of employees are working remotely in connection with the COVID-19 pandemic, we may experience an increased risk of security breaches, loss of data, and other disruptions as a result of accessing sensitive information from multiple remote locations.
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
While the potential economic impact and the duration of any pandemic, epidemic, or outbreak of an infectious disease, including COVID-19, may be difficult to assess or predict, the widespread COVID-19 pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. The impact of any pandemic, epidemic, or outbreak of an infectious disease, including COVID-19, on the needs, expectations, and spending levels of our customers could impact our ability to maintain or grow our business and, as a result, our operating and financial results could be adversely affected.
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
We believe that a critical component to our success has been our corporate culture. We have invested substantial time and resources in building our team. As we continue to grow, we may find it difficult to maintain these important aspects of our corporate culture, especially given that the majority of our workforce has traditionally worked remotely and we have not been able to hold in-person employee gatherings as frequently due to the COVID-19 pandemic. We have experienced, and may continue to experience, rapid growth and organizational change, including growth and organizational change resulting from our acquisition of and subsequent integration with other businesses, which will continue to place significant demands on our management and our operational and financial infrastructure. As we continue to grow, we must effectively integrate, develop, and motivate a large number of new employees, and we must maintain the beneficial aspects of our corporate culture. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in this way, without undermining our corporate culture. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.
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
Our operating results have in the past, and may in the future, continue to fluctuate significantly on a quarterly and annual basis and may fail to match our past performance, and if we fail to meet or exceed the expectations of securities analysts or investors, the trading price of our Class A common stock could decline. Moreover, our stock price may be based on expectations of our future performance that may be unrealistic or that may not be met. Some of the important factors that could cause our revenue and operating results to fluctuate from quarter to quarter include:
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
The preparation of financial statements in conformity with GAAP and our key metrics require management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes and amounts reported in our key metrics. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our condensed consolidated financial statements include those related to revenue recognition, the fair values of acquired intangible assets and goodwill, the useful lives of long-lived assets, the valuation of the Company’s common stock and stock-based awards, fair value of contingent earn-out consideration, and deferred income taxes. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock.
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
We collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, and share (collectively, “Process”, or “Processing”) sensitive, confidential, and proprietary information (collectively, “Sensitive Information”) in connection with providing our services.
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
In addition to Data Protection Laws, we are or may be subject to the terms of our internal and external policies, representations, publications, frameworks, self-regulatory standards, and industry certification commitments (collectively, “Privacy Policies”), and contractual obligations to third parties related to privacy, data protection, and information security (collectively, “Data Protection Obligations”), including the Payment Card Industry Data Security Standards (“PCI-DSS”), the rules imposed by credit card brands (e.g., VISA and Mastercard), and Security Organization Control 2 certification commitments. We strive to comply with applicable Data Protection Laws, Privacy Policies, and Data Protection Obligations, but we may at times fail to do so or may be perceived to have failed to do so, in which case we may be subject to and suffer a material harm to our business. For example, in the event we fail to comply with the PCI-DSS, we could be in breach of our obligations under customer and other contracts. Moreover, despite our efforts, we may not be successful in achieving compliance if our personnel, customers, partners, or vendors do not comply with applicable Data Protection Laws, Privacy Policies, and Data Protection Obligations. We may be subject to and suffer material harm to our business if our Privacy Policies are, in whole or part, found to be inaccurate, incomplete, deceptive, unfair, or misrepresentative of our actual practices. In addition, any such failure or perceived failure could result in public statements against us by consumer advocacy groups or others, which may cause us material reputational harm.
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
Our platform involves the storage and transmission of Sensitive Information. As a result, unauthorized access or security breaches as a result of third-party action (e.g., cyber-attacks), employee error, product defect, malfeasance, or other factors could result in the loss of information, inappropriate use of or access to information, service interruption, service degradation, outages, service level credits, litigation, indemnity obligations, damage to our reputation, and other liability. We believe our risk of cyber-attack may be elevated during this time due to an increase in cyber-attack attempts on U.S. businesses generally during the COVID-19 outbreak and the conflict in Ukraine. While we maintain and continue to improve our security measures, we may be unable to adequately anticipate security threats or to implement adequate preventative measures, in part, because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target. Moreover, the detection, prevention, and remediation of known or unknown security vulnerabilities, including those arising from third-parties, is becoming increasingly expensive and may cause us to incur significant costs in the future. We process significant amounts of Sensitive Information, including protected health information, personal information, data concerning our members, and in some cases, limited amounts of data concerning the patients they treat in connection with our members’ utilization of our network and related services. While we have implemented security measures to protect such data, techniques used to gain unauthorized access to data and systems, disable or degrade service, or sabotage systems are constantly evolving, and we may be unable to anticipate such techniques or implement adequate preventative measures to avoid unauthorized access or other adverse impacts to such data or our systems. We may use third-party service providers and subprocessors to help us deliver services and engage in Processing on our behalf, including, without limitation, the processing of payment card information. If we, our service providers, partners, or other relevant third parties have experienced or in the future experience any security incidents that result in any data loss, deletion or destruction, unauthorized access to, loss of, unauthorized acquisition or disclosure of, or inadvertent exposure of, Sensitive Information, or compromise related to the security, confidentiality, integrity, or availability of our (or their) information technology, software, services, communications, or data (collectively, a Security Breach), it may result in material harm to our business, including, without limitation, regulatory investigations or enforcement actions, litigation, indemnity obligations, negative publicity, and financial loss.
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
We rely on network and mobile infrastructure, as well as our own capabilities, to maintain and scale our business and maintain competitiveness. Any significant interruptions or delays in service on our apps or websites or any undetected errors or design faults could adversely affect our business, financial condition, and results of operations.
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
In the United States, the Communications Decency Act, or CDA, provides statutory protections to online service providers like us who distribute third-party content. However, in the United States, government authorities, elected officials, and political candidates have called for amendments to Section 230 of the CDA that would purport to limit or remove protections afforded to interactive computer service providers and our current protections from liability for third-party content in the United States could decrease or change. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages. We could also face fines, orders restricting or blocking our services in particular geographies, or other government-imposed remedies as a result of content hosted on our platform.
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
As of March 31, 2022, we accumulated $124.1 million and $97.1 million of federal and state net operating loss carryforwards, or NOLs, to reduce future taxable income, portions of which will begin to expire in 2027. Under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other tax attributes, including R&D tax credits, to offset its post-change income or taxes may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5 percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Based on an assessment of our historical ownership changes through June 30, 2022, we do not anticipate a current limitation on the tax attributes. Our ability to use NOLs and other tax attributes to reduce future taxable income and liabilities may be subject to limitations as a result of ownership changes that may occur in the future.
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

Recent volatility in capital markets and lower market prices for many securities may affect our ability to access new capital through sales of shares of our Class A common stock or the issuance of indebtedness, which may harm our liquidity, limit our ability to grow our business, pursue acquisitions or improve our operating infrastructure and restrict our ability to compete in our markets.
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features and tools or enhance our existing solutions, improve our operating infrastructure, or acquire complementary businesses and technologies. Accordingly, we have engaged and may continue to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our Class A common stock. Any debt financing we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Recent volatility in capital markets and lower market prices for many securities may, among other things, affect our ability to access new capital on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.
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
Natural disasters or other catastrophic events may cause damage or disruption to our operations, commerce, and the global economy, and thus could harm our business. In the event of a major earthquake, hurricane, fire, cyber-attack, war (including the ongoing conflict in Ukraine), terrorist attack, disease (including the COVID-19 pandemic), power loss, telecommunications failure, or other catastrophic events, we may be unable to continue our operations, in part or in whole, and may endure reputational harm, breaches of data security, and loss of critical data, all of which could harm our business, results of operations, and financial condition. Our insurance coverage may not compensate us for losses that may occur in the event of an earthquake or other significant natural disaster, such as fires, floods, severe weather, droughts, and travel-related health concerns including pandemics and epidemics. In addition, acts of terrorism, including malicious internet-based activity, could cause disruptions to the internet or the economy as a whole. Even with our disaster recovery arrangements, access to our platform could be interrupted. If our systems were to fail or be negatively impacted as a result of a natural disaster or other event, our ability to deliver our platform and solution to our customers and members would be impaired or we could lose critical data. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster, and successfully execute on those plans in the event of a disaster or emergency, our business, financial condition, and results of operations would be harmed.
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
•general economic conditions in the United States, including inflation and the interest rate environment;
•“flash crashes,” “freeze flashes,” or other glitches that disrupt trading on the securities exchange on which we are listed;
•other events or factors, including those resulting from war (including the ongoing conflict in Ukraine), pandemics (including the COVID-19 pandemic), incidents of terrorism, or responses to these events; and
•the other factors described in the sections of this Quarterly Report on Form 10-Q titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”

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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including our executive officers and directors and their affiliates, together hold approximately 88% of the voting power of our outstanding capital stock as of June 30, 2022. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively will continue to control a substantial majority of the combined voting power of our common stock and therefore, assuming no material sales of such shares, will be able to control all matters submitted to our stockholders for approval until ten years from the date the Company filed its final prospectus with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, or the Securities Act, on June 25, 2021, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders. Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning purposes. The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. If, for example, our executive officers (including our Chief Executive Officer), employees, directors and their affiliates retain a significant portion of their holdings of Class B common stock for an extended period of time, they could, in the future, continue to control a majority of the combined voting power of our Class A common stock and Class B common stock.
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
The following sets forth information regarding all securities sold during the three months ended June 30, 2022 that were not registered under the Securities Act.
Common Stock Warrant Exercises
•On May 19, 2022, the Company issued 125,000 shares of Class A common stock upon the exercise of the warrant issued to U.S. News & World Report, L.P. in March 2017, at an exercise price of $0.72 per share and aggregate consideration of $90,000.
The foregoing transaction did not involve any underwriters, underwriting discounts, or commissions, or any public offering. We believe the issuance of the above securities was exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act because the issuance of the securities to the recipients did not involve a public offering. The recipient of the securities in the transaction represented its intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in the transaction. The recipient had adequate access, through its relationships with us, to information about us. The issuance of these securities was made without any general solicitation or advertising.
Share Repurchases
The following table presents information with respect to the repurchases of our Class A common stock during the three months ended June 30, 2022.

Period	Total Number of Shares Repurchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
April 1 - 30, 2022	—	$—	—	$—
May 1 - 31, 2022	—	$—	—	$—
June 1 - 30, 2022	273,746	$32.40	273,746	$61,131
Total	273,746		273,746
_______________
(1)On May 12, 2022, the Company’s board of directors authorized a program to repurchase up to $70 million of the Company’s Class A common stock. The repurchases may be executed from time to time for a period of 12 months through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans.

Use of Proceeds
On June 28, 2021, we closed our IPO of 22,505,750 shares of our Class A common stock sold by us, including 3,495,000 shares pursuant to the exercise of the underwriters’ option to purchase additional shares of our Class A common stock, and 4,289,250 shares of Class A common stock sold by an existing stockholder, at an offering price of $26.00 per share, resulting in proceeds to us of $548.5 million after deducting underwriting discounts and commissions as well as deferred offering costs. All of the shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-256584), which was declared effective by the SEC on June 23, 2021. Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Piper Sandler & Co., William Blair & Company, L.L.C., Canaccord Genuity LLC, Needham & Company, LLC, Raymond James & Associates, Inc., and SVB Leerink LLC acted as underwriters for the offering. We incurred offering expenses of approximately $5.5 million. No payments for such expenses were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities, or to our affiliates. Upon completion of the sale of the shares of our Class A common stock referenced in the preceding sentences, the IPO terminated. There has been no material change in the planned use of proceeds from our IPO from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-256584	3.2	June 15, 2021

3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-256584	3.4	June 15, 2021

4.1	Form of Class A common stock certificate of the Registrant.	S-1	333-256584	4.1	May 28, 2021

4.2	Amended and Restated Investors’ Rights Agreement, dated April 10, 2014, by and among the Registrant and certain of its stockholders.	S-1	333-256584	4.2	May 28, 2021

4.3	Warrant to Purchase Shares of Common Stock issued to U.S. News & World Report, L.P., dated March 10, 2017.	S-1	333-256584	4.3	May 28, 2021

4.4	Warrant to Purchase Shares of Class A Common Stock issued to U.S. News & World Report, L.P., dated June 14, 2021.	10-Q	001-40508	4.2	August 12, 2021

4.5	Amendment to Warrant to Purchase Shares of Class A Common Stock issued to U.S. News & World Report, L.P., dated September 2, 2021.	10-Q	001-40508	4.3	November 10, 2021

4.6	Second Amendment to Warrant to Purchase Shares of Class A Common Stock issued to U.S. News & World Report, L.P., dated October 8, 2021.	10-Q	001-40508	4.4	November 10, 2021

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-256584	10.1	June 15, 2021

10.2#	2010 Equity Incentive Plan, as amended, and forms of agreements thereunder.	S-1/A	333-256584	10.2	June 15, 2021

10.3#	2021 Stock Option and Incentive Plan, and forms of agreements thereunder.	10-K	001-40508	10.3	May 27, 2022

10.4#	2021 Employee Stock Purchase Plan.	S-1/A	333-256584	10.4	June 15, 2021

10.5#	Senior Executive Cash Incentive Bonus Plan.	S-1/A	333-256584	10.5	June 15, 2021

10.6#	Non-Employee Director Compensation Policy.	S-1/A	333-256584	10.6	June 15, 2021

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 5, 2022.

DOXIMITY, INC.

By:	/s/ Jeffrey Tangney
Jeffrey Tangney Chief Executive Officer (Principal Executive Officer)

By:	/s/ Anna Bryson
Anna Bryson Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)