Form 10-Q
period 2022-09-30
Doximity, Inc.
filed 2022-11-10
CIK 1516513

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
For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The registrant had outstanding 113,525,677 shares of Class A common stock and 78,962,550 shares of Class B common stock as of November 3, 2022.

	Part I—Financial Information	Page
Item 1.	Condensed Consolidated Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets as of September 30, 2022 and March 31, 2022	1
	Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2022 and 2021	2
	Condensed Consolidated Statements of Comprehensive Income for the three and six months ended September 30, 2022 and 2021	3
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity for the three and six months ended September 30, 2022 and 2021	4
	Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2022 and 2021	7
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	38
Item 4.	Controls and Procedures	38
	Part II—Other Information
Item 1.	Legal Proceedings	40
Item 1A.	Risk Factors	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	71
Item 3.	Defaults Upon Senior Securities	71
Item 4.	Mine Safety Disclosures	71
Item 5.	Other Information	71
Item 6.	Exhibits	72
	Signatures	74

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
•our expectations regarding the impact of the resurgence or resolution of the COVID-19 pandemic or other pandemics on our business;
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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
DOXIMITY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	September 30, 2022	March 31, 2022
Assets
Current assets:
Cash and cash equivalents	$73,674	$112,809
Marketable securities	676,317	685,304
Accounts receivable, net of allowance for doubtful accounts of $427 and $359 at September 30, 2022 and March 31, 2022, respectively	79,236	81,073
Prepaid expenses and other current assets	15,691	19,439
Deferred contract costs, current	2,999	5,512
Total current assets	847,917	904,137
Property and equipment, net	11,647	8,488
Deferred income tax assets	50,583	48,558
Operating lease right-of-use assets	14,894	1,087
Intangible assets, net	34,232	7,909
Goodwill	67,940	18,915
Other assets	1,130	2,263
Total assets	$1,028,343	$991,357
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,106	$463
Accrued expenses and other current liabilities	26,408	25,270
Deferred revenue, current	89,616	84,907
Operating lease liabilities, current	1,013	642
Total current liabilities	118,143	111,282
Deferred revenue, non-current	166	78
Operating lease liabilities, non-current	14,625	447
Contingent earn-out consideration liability, non-current	15,422	—
Other liabilities, non-current	1,023	956
Total liabilities	149,379	112,763
Commitments and contingencies (Note 12)
Stockholders' Equity
Preferred stock, $0.001 par value; 100,000 shares authorized as of September 30, 2022 and March 31, 2022, respectively; zero shares issued and outstanding as of September 30, 2022 and March 31, 2022, respectively	—	—
Class A and Class B common stock, $0.001 par value; 1,500,000 shares authorized as of September 30, 2022 and March 31, 2022, respectively; 192,302 and 192,398 shares issued and outstanding as of September 30, 2022 and March 31, 2022, respectively	192	192
Additional paid-in capital	730,582	702,589
Accumulated other comprehensive loss	(21,559)	(15,294)
Retained earnings	169,749	191,107
Total stockholders’ equity	878,964	878,594
Total liabilities and stockholders’ equity	$1,028,343	$991,357
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOXIMITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Revenue	$102,185	$79,350	$192,824	$152,019
Cost of revenue	13,210	8,951	26,287	16,937
Gross profit	88,975	70,399	166,537	135,082
Operating expenses:
Research and development	19,104	15,460	38,126	28,701
Sales and marketing	29,021	21,161	57,155	40,532
General and administrative	8,749	8,827	17,473	16,023
Total operating expenses	56,874	45,448	112,754	85,256
Income from operations	32,101	24,951	53,783	49,826
Other income, net	908	420	1,712	465
Income before income taxes	33,009	25,371	55,495	50,291
Provision for (benefit from) income taxes	6,710	(10,717)	6,813	(12,119)
Net income	$26,299	$36,088	$48,682	$62,410
Undistributed earnings attributable to participating securities	—	—	—	(18,326)
Net income attributable to Class A and Class B common stockholders, basic and diluted	$26,299	$36,088	$48,682	$44,084
Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.14	$0.19	$0.25	$0.32
Diluted	$0.12	$0.17	$0.23	$0.27
Weighted-average shares used in computing net income per share attributable to Class A and Class B common stockholders:
Basic	193,137	186,171	193,042	137,154
Diluted	213,949	216,672	214,452	166,066
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOXIMITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Net income	$26,299	$36,088	$48,682	$62,410
Other comprehensive loss
Change in unrealized loss on available-for-sale-securities, net of tax of $1,235, $0, $2,130, and $0, respectively	(3,634)	(706)	(6,265)	(754)
Comprehensive income	$22,665	$35,382	$42,417	$61,656
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOXIMITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended September 30, 2022
	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of June 30, 2022	—	$—	193,336	$193	$715,282	$(17,925)	$204,616	$902,166
Stock-based compensation	—	—	—	—	10,177	—	—	10,177
Exercise of stock options	—	—	708	1	2,584	—	—	2,585
Vesting of restricted stock units	—	—	61	—	—	—	—	—
Tax withholding on shares under stock-based compensation awards	—	—	—	—	(1,152)	—	—	(1,152)
Repurchase and retirement of common stock	—	—	(1,877)	(2)	—	—	(61,166)	(61,168)
Common stock warrant expense	—	—	—	—	1,350	—	—	1,350
Issuance of common stock in connection with the employee stock purchase plan	—	—	74	—	2,341	—	—	2,341
Other comprehensive loss	—	—	—	—	—	(3,634)	—	(3,634)
Net income	—	—	—	—	—	—	26,299	26,299
Balance as of September 30, 2022	—	$—	192,302	$192	$730,582	$(21,559)	$169,749	$878,964

	Three Months Ended September 30, 2021
	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of June 30, 2021	—	$—	185,207	$185	$665,690	$(69)	$62,646	$728,452
Stock-based compensation	—	—	—	—	6,740	—	—	6,740
Exercise of stock options	—	—	1,761	2	2,028	—	—	2,030
Vesting of restricted stock units	—	—	3	—	—	—	—	—
Tax withholding on shares under stock-based compensation awards	—	—	—	—	(56)	—	—	(56)
Common stock warrant expense	—	—	—	—	12	—	—	12
Other comprehensive loss	—	—	—	—	—	(706)	—	(706)
Net income	—	—	—	—	—	—	36,088	36,088
Balance as of September 30, 2021	—	$—	186,971	$187	$674,414	$(775)	$98,734	$772,560
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOXIMITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Six Months Ended September 30, 2022
	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of March 31, 2022	—	$—	192,398	$192	$702,589	$(15,294)	$191,107	$878,594
Stock-based compensation	—	—	—	—	18,622	—	—	18,622
Exercise of stock options and common stock warrants	—	—	1,912	2	5,606	—	—	5,608
Vesting of restricted stock units	—	—	69	—	—	—	—	—
Tax withholding on shares under stock-based compensation awards	—	—	—	—	(1,261)	—	—	(1,261)
Repurchase and retirement of common stock	—	—	(2,151)	(2)	—	—	(70,040)	(70,042)
Common stock warrant expense	—	—	—	—	2,685	—	—	2,685
Issuance of common stock in connection with the employee stock purchase plan	—	—	74	—	2,341	—	—	2,341
Other comprehensive loss	—	—	—	—	—	(6,265)	—	(6,265)
Net income	—	—	—	—	—	—	48,682	48,682
Balance as of September 30, 2022	—	$—	192,302	$192	$730,582	$(21,559)	$169,749	$878,964

DOXIMITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Six Months Ended September 30, 2021
	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of March 31, 2021	76,287	$81,458	82,910	$83	$30,357	$(21)	$36,324	$66,743
Stock-based compensation	—	—	—	—	11,916	—	—	11,916
Exercise of stock options	—	—	5,446	6	5,059	—	—	5,065
Vesting of restricted stock units	—	—	3	—	—	—	—	—
Tax withholding on shares under stock-based compensation awards	—	—	—	—	(56)	—	—	(56)
Repurchase and retirement of common stock	—	—	(181)	—	(2,698)	—	—	(2,698)
Common stock warrant expense	—	—	—	—	24	—	—	24
Conversion of redeemable convertible preferred stock upon initial public offering	(76,287)	(81,458)	76,287	76	81,382	—	—	81,458
Issuance of common stock upon initial public offering, net of offering costs	—	—	22,506	22	548,430	—	—	548,452
Other comprehensive loss	—	—	—	—	—	(754)	—	(754)
Net income	—	—	—	—	—	—	62,410	62,410
Balance as of September 30, 2021	—	$—	186,971	$187	$674,414	$(775)	$98,734	$772,560
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOXIMITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net income	$48,682	$62,410
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,959	2,311
Deferred income taxes	105	—
Stock-based compensation, net of amounts capitalized	20,859	11,799
Non-cash lease expense	952	569
Amortization of premium on marketable securities, net	2,673	1,561
Loss (gain) on sale of marketable securities	500	(70)
Amortization of deferred contract costs	4,839	5,656
Other	7	195
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	2,194	(5,556)
Prepaid expenses and other assets	3,651	(17,728)
Deferred contract costs	(2,342)	(2,975)
Accounts payable, accrued expenses and other liabilities	(4,474)	(780)
Deferred revenue	1,872	(4,427)
Operating lease liabilities	(211)	(638)
Net cash provided by operating activities	84,266	52,327
Cash flows from investing activities
Cash paid for acquisition	(53,500)	—
Purchases of property and equipment	(1,476)	(241)
Internal-use software development costs	(2,466)	(1,671)
Purchases of marketable securities	(91,177)	(1,156,143)
Maturities of marketable securities	24,438	35,551
Sales of marketable securities	64,158	531,076
Net cash used in investing activities	(60,023)	(591,428)
Cash flows from financing activities
Proceeds from issuance of common stock upon initial public offering after deducting underwriting discounts and commissions	—	553,905
Proceeds from issuance of common stock upon exercise of stock options and common stock warrants	5,584	5,060
Proceeds from issuance of common stock in connection with the employee stock purchase plan	2,341	—
Taxes paid related to net share settlement of equity awards	(1,261)	(56)
Repurchase of common stock	(70,042)	(2,698)
Payments of deferred offering costs	—	(3,982)
Net cash provided by (used in) financing activities	(63,378)	552,229
Net increase (decrease) in cash and cash equivalents	(39,135)	13,128
Cash and cash equivalents, beginning of period	112,809	66,393
Cash and cash equivalents, end of period	$73,674	$79,521
Supplemental disclosures of cash flow information
Cash paid for taxes	$123	$180
Non-cash financing and investing activities
Conversion of redeemable convertible preferred stock to common stock	$—	$81,458
Capitalized stock-based compensation for internal-use software development costs	$448	$141
Property and equipment included in accounts payable and accrued expenses	$109	$134
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$14,759	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  Description of Business
Description of Business
Doximity, Inc. (the “Company”) was incorporated in the state of Delaware in April 2010 as 3MD Communications, Inc. and is headquartered in San Francisco, California. The Company subsequently changed its name to Doximity, Inc. in June 2010. The Company provides an online platform, which enables physicians and other healthcare professionals to collaborate with their colleagues, securely coordinate patient care, stay up to date with the latest medical news and research, monitor their work schedules, and manage their careers. The Company’s customers primarily include pharmaceutical companies and health systems that connect with healthcare professionals through the Company’s digital Marketing and Hiring Solutions. Marketing Solutions provide customers with the ability to share tailored content on the network. Hiring Solutions enable customers to identify, connect with, and hire from the network of both active and passive potential physician candidates.
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

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The accompanying condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s financial position, results of operations, stockholders’ equity, and cash flows. The results of operations for the three and six months ended September 30, 2022, shown in this report are not necessarily indicative of the results to be expected for the full year ending March 31, 2023.
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
Concentrations of credit risk with respect to accounts receivable are primarily limited to certain customers to which the Company makes substantial sales. The Company’s significant customers that represented 10% or more of revenue or accounts receivable, net for the periods presented were as follows:

	Revenue				Accounts Receivable, Net
	Three Months Ended September 30,		Six Months Ended September 30,		September 30, 2022	March 31, 2022
	2022	2021	2022	2021
Customer A	*	*	*	10%	*	21%
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
The Company determines revenue recognition in accordance with ASC 606, Revenue from Contracts with Customers, through the following five steps:
1) Identify the contract with a customer
The Company considers the terms and conditions of its contracts and the Company’s customary business practices in identifying its contracts under ASC 606. The Company determines it has a contract with a customer when the contract has been approved by both parties, it can identify each party’s rights regarding the services to be transferred and the payment terms for the services, it has determined that the customer has the ability and intent to pay, and the contract has commercial substance. At contract inception, the Company evaluates whether two or more contracts should be combined and accounted for as a single contract. The Company applies judgment in determining the customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s payment history or, in the case of a new customer, the customer’s credit and financial information.
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
Revenue Disaggregation
Revenue consisted of the following (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Subscription	$95,333	$74,069	$179,048	$142,444
Other	6,852	5,281	13,776	9,575
Total revenue	$102,185	$79,350	$192,824	$152,019
Other revenue consists of fees earned from the temporary staffing and permanent placement of healthcare professionals.
Contract Balances
Timing of revenue recognition may differ from the timing of invoicing to customers. A majority of customers are invoiced throughout the contract, while others are billed upfront. Marketing Solutions customers are generally billed for a portion of the contract upon contract execution and then billed throughout the remainder of the contract based on various time-based milestones, starting when the tailored content is first shared on the Doximity platform. The Company’s contracts do not contain significant financing components.
The Company records unbilled revenue when revenue is recognized in amounts for which it is contractually entitled but exceeds the amounts the Company has a right to bill as of the end of the period. The Company records unbilled revenue on the condensed consolidated balance sheets within prepaid expenses and other current assets. The Company’s unbilled revenue balances were $1.8 million and $1.4 million as of September 30, 2022 and March 31, 2022, respectively.

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
Revenue recognized for the three months ended September 30, 2022 and 2021 from amounts included in deferred revenue as of the beginning of the period was $64.3 million and $53.0 million, respectively. Revenue recognized for the six months ended September 30, 2022 and 2021 from amounts included in deferred revenue as of the beginning of the period was $75.6 million and $70.6 million, respectively.
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
Deferred compensation for Marketing Solutions contracts and Hiring Solutions renewal contracts is amortized over the weighted-average contractual term, ranging from 7 months to 13 months. Deferred compensation tied to new and expansion contracts for Hiring Solutions is amortized on a straight-line basis over the expected period of benefit of 4 years, which is determined by the nature of the Company’s technology and services, the rate at which the Company continually enhances and updates its technology, and its historical customer retention. The portion of deferred compensation expected to be recognized within one year of the balance sheet date is recorded as deferred contract costs, current, and the remaining portion is recorded as other assets on the condensed consolidated balance sheets. Amortized costs are included in cost of revenue and sales and marketing expense in the condensed consolidated statements of operations. Sales compensation that are not considered incremental costs are expensed in the same period as they are earned.
The Company capitalized $1.5 million and $2.3 million of contract acquisition costs for the three and six months ended September 30, 2022, respectively, and $1.5 million and $3.0 million of contract acquisition costs for the three and six months ended September 30, 2021, respectively. Amortization of deferred contract costs was $2.1 million and $4.8 million for the three and six months ended September 30, 2022, respectively, and $2.5 million and $5.7 million for the three and six months ended September 30, 2021, respectively.
Deferred contract costs are periodically analyzed for impairment. There were no impairment losses relating to deferred contract costs during the three and six months ended September 30, 2022 and 2021.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
4.  Investments
The cost, gross unrealized gains and losses, and fair value of investments are as follows (in thousands):

	As of September 30, 2022
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$4,412	$—	$—	$4,412
Total cash equivalents	4,412	—	—	4,412
Marketable securities:
Asset-backed securities	6,568	—	(116)	6,452
Certificates of deposit	15,414	—	(77)	15,337
Commercial paper	44,112	—	(112)	44,000
Corporate notes and bonds	131,504	—	(2,376)	129,128
Sovereign bonds	7,741	—	(488)	7,253
U.S. government and agency securities	499,867	—	(25,720)	474,147
Total marketable securities	705,206	—	(28,889)	676,317
Total cash equivalents and marketable securities	$709,618	$—	$(28,889)	$680,729
As of September 30, 2022, the contractual maturities of the Company’s available-for-sale debt securities were as follows (in thousands):

Fair Value
Due within one year	$248,716
Due in one year to three years	427,601
Total	$676,317
The cost, gross unrealized gains and losses, and fair value of investments were as follows (in thousands):

	As of March 31, 2022
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Commercial paper	$2,686	$—	$—	$2,686
Money market funds	20,072	—	—	20,072
Total cash equivalents	22,758	—	—	22,758
Marketable securities:
Asset-backed securities	7,791	—	(51)	7,740
Commercial paper	9,436	—	(53)	9,383
Corporate notes and bonds	129,900	—	(1,796)	128,104
Sovereign bonds	8,770	—	(334)	8,436
U.S. government and agency securities	549,901	—	(18,260)	531,641
Total marketable securities	705,798	—	(20,494)	685,304
Total cash equivalents and marketable securities	$728,556	$—	$(20,494)	$708,062
As of September 30, 2022 and March 31, 2022, the Company has recognized accrued interest of $2.0 million and $2.1 million, respectively, which is included in prepaid expenses and other current assets in the condensed consolidated balance sheets.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The unrealized losses associated with the Company’s debt securities were $28.9 million as of September 30, 2022. As the Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or until the cost basis is recovered, the Company did not recognize any impairment on these securities as of September 30, 2022. The Company did not recognize any credit losses related to the Company’s debt securities during the three and six months ended September 30, 2022. The fair value related to the debt securities with unrealized losses for which no credit losses were recognized was $658.0 million as of September 30, 2022.
The unrealized losses associated with the Company’s debt securities were not material as of September 30, 2021. The Company did not recognize any credit losses or impairment related to the Company’s debt securities during the three and six months ended September 30, 2021.
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
The following tables present the fair value hierarchy for the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of September 30, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$4,412	$—	$—	$4,412
Total cash equivalents	4,412	—	—	4,412
Marketable securities:
Asset-backed securities	—	6,452	—	6,452
Certificates of deposit	—	15,337	—	15,337
Commercial paper	—	44,000	—	44,000
Corporate notes and bonds	—	129,128	—	129,128
Sovereign bonds	—	7,253	—	7,253
U.S. government and agency securities	474,147	—	—	474,147
Total marketable securities	474,147	202,170	—	676,317
Total cash equivalents and marketable securities	$478,559	$202,170	$—	$680,729

Liabilities:
Contingent earn-out consideration liability	$—	$—	$21,040	$21,040
Total contingent earn-out consideration liability	$—	$—	$21,040	$21,040

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
During the six months ended September 30, 2022 and 2021, the Company had no transfers between levels of the fair value hierarchy.
Contingent Earn-out Consideration Liability
The following table summarizes the changes in the contingent earn-out consideration liability (in thousands):

Six Months Ended September 30, 2022
Beginning fair value	$—
Additions in the period	21,134
Change in fair value	(94)
Ending fair value	$21,040
The contingent earn-out consideration liability relates to the AMiON acquisition, which closed on April 1, 2022. The fair value of the liability is remeasured at each reporting date until the related contingency is resolved, with any changes to the fair value recognized as sales and marketing expense in the condensed consolidated statements of operations.
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

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
6.  Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2022	March 31, 2022
Furniture and equipment	$2,701	$336
Computers and software	745	769
Leasehold improvements	888	796
Internal-use software development costs	17,971	15,057
Total property and equipment	22,305	16,958
Less: accumulated depreciation and amortization	(10,658)	(8,470)
Total property and equipment, net	$11,647	$8,488
Depreciation and amortization expense on property and equipment for the three and six months ended September 30, 2022 was $1.4 million and $2.6 million, respectively. Included in these amounts was amortization expense for internal-use software development costs of $1.2 million and $2.3 million for the three and six months ended September 30, 2022, respectively. Depreciation and amortization expense on property and equipment for the three and six months ended September 30, 2021 was $0.8 million and $1.7 million, respectively. Included in these amounts was amortization expense for internal-use software development costs of $0.8 million and $1.6 million for the three and six months ended September 30, 2021, respectively. The amortization of the internal-use software development costs is included in cost of revenue in the condensed consolidated statements of operations.
During the three and six months ended September 30, 2022, the Company capitalized $1.2 million and $2.9 million, respectively, and, during the three and six months ended September 30, 2021, capitalized $1.0 million and $1.8 million, respectively, of internal-use software development costs, which are included in property and equipment, net in the condensed consolidated balance sheets.
No impairment was recognized on property and equipment during the three and six months ended September 30, 2022 and 2021.
7.  Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2022	March 31, 2022
Accrued commissions	$3,692	$6,653
Accrued payroll, bonus, and related expenses	7,756	8,015
Employee contributions under employee stock purchase plan	633	621
Rebate liabilities	702	4,933
Income and other tax liabilities	4,581	785
Current portion of contingent earn-out consideration liability	5,618	—
Other	3,426	4,263
Total accrued expenses and other current liabilities	$26,408	$25,270
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

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
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
Intangible assets acquired are comprised of customer relationships, trademarks, and software technology with estimated useful lives of 9 years, 3 years, and 18 months, respectively. The fair value assigned to the customer relationships was determined primarily using the multiple period excess earnings method cost approach, which estimates the direct cash flows expected to be generated from the existing customers acquired. The results of operations of this business combination have been included in the condensed consolidated financial statements from the acquisition date.
The acquisition-related costs were not material and were recorded as general and administrative expense in the condensed consolidated statements of operations.
Separate operating results and pro forma results of operations for AMiON have not been presented as the effect of this acquisition was not material to the Company’s financial results.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
9.  Intangible Assets and Goodwill
Intangible Assets
Intangible assets, net consisted of the following (in thousands):

	September 30, 2022	March 31, 2022
Customer relationships	$37,069	$9,869
Other intangibles	1,531	11
Total intangible assets	38,600	9,880
Less: accumulated amortization	(4,368)	(1,971)
Total intangible assets, net	$34,232	$7,909
Amortization expense for intangible assets was $1.2 million and $2.4 million for the three and six months ended September 30, 2022, respectively. Amortization expense for intangible assets was $0.3 million and $0.6 million for the three and six months ended September 30, 2021, respectively.
No impairment charges on intangible assets were recorded during the three and six months ended September 30, 2022 and 2021.
As of September 30, 2022, future amortization expense is as follows (in thousands):

Year Ending March 31,	Amount
Remainder of 2023	$2,396
2024	4,519
2025	4,245
2026	4,012
2027	4,010
2028	4,010
Thereafter	11,040
Total future amortization expense	$34,232
Goodwill
The changes in the carrying amount of goodwill were as follows (in thousands):

Six Months Ended September 30, 2022
Balance, beginning of period	$18,915
Goodwill acquired	49,025
Balance, end of period	$67,940
No impairment charges on goodwill were recorded during the three and six months ended September 30, 2022 and 2021.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
10.  Equity
Preferred Stock
In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 100,000,000 shares of undesignated preferred stock with a par value of $0.001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors. As of September 30, 2022 and March 31, 2022, there were no shares of preferred stock issued and outstanding.
Common Stock and Creation of Dual-Class Structure
The Company has two classes of common stock authorized: Class A common stock and Class B common stock, and are collectively referred to as common stock throughout the notes to the condensed consolidated financial statements, unless otherwise noted. On June 8, 2021, the Company’s board of directors and stockholders approved an amendment to the Company’s amended and restated certificate of incorporation which authorized 1,000,000,000 shares of Class A common stock with par value of $0.001 and one vote per share, and 500,000,000 shares of Class B common stock with par value of $0.001 and ten votes per share. The holders of common stock are entitled to receive dividends, as may be declared by the board of directors. Each of the Company’s 85,523,836 shares of then-existing common stock outstanding was reclassified into Class B common stock. Each outstanding share of Class B common stock may be converted at any time at the option of the holder into one share of Class A common stock. As of September 30, 2022, there were 111,262,831 shares of Class A common stock, and 81,039,460 shares of Class B common stock outstanding.
Stock Repurchase Program
On May 12, 2022, the Company’s board of directors authorized a program to repurchase up to $70 million of the Company’s Class A common stock. The repurchases could be executed from time to time for a period of 12 months through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. Immediately upon the repurchase of any shares of Class A common stock, such shares were to be retired by the Company and automatically returned to the status of authorized but unissued shares of Class A common stock.
During the six months ended September 30, 2022 the Company repurchased and retired 2,150,982 shares of Class A common stock, respectively, for an aggregate purchase price of $70.0 million. As of September 30, 2022, the Company has completed that share repurchase program.
Common Stock Warrants
In March 2017, the Company issued a warrant to purchase 250,000 shares of common stock at an exercise price of $0.72 per share in connection with a contract signed between the Company and U.S. News & World Report, L.P., or U.S. News. The warrant expires 10 years from the date of grant. As of September 30, 2022, the warrant was fully vested. During the six months ended September 30, 2022, the warrant for 125,000 shares were exercised with an intrinsic value of $4.0 million. The remaining warrant for 125,000 shares was outstanding as of September 30, 2022.
In October 2021, the Company issued a warrant to U.S. News (the “U.S. News Warrant”) to purchase 516,000 shares of Class A common stock with an exercise price of $12.56 per share in connection with the execution of a commercial agreement with the U.S. News (the “Commercial Agreement”). The U.S. News Warrant expires 10 years from the date of grant. The first tranche of the U.S. News Warrant vested on May 1, 2022 and the remainder will vest on a monthly basis over approximately 6 years. The grant-date fair value of the U.S. News Warrant was $34.7 million, which was determined using the Black-Scholes option-pricing model on the date of grant using the following assumptions: fair value of common stock of $76.50, volatility of 46.9%, risk-free interest rate of 1.61%, contractual term of 10 years, and an expected dividend of 0%. The fair value of the warrant is recognized as expense in cost of revenue in the condensed consolidated statements of operations on a straight-line basis over its vesting term of 6.48 years. During the six months ended September 30, 2022, $2.7 million was recognized as stock-based compensation expense relating to the U.S. News Warrant. As of September 30, 2022, unamortized compensation expense, net of estimated forfeitures, related to the unvested warrants was $29.5 million, which is expected to be recognized over the remaining vesting period of 5.50 years.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
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
The Company grants stock options under the terms of the Plans and outside of the Plans, as approved by the board of directors. During fiscal 2018, the Company granted 4,682,582 options outside of the Plans, of which 2,027,917 options were exercised and 2,654,665 were outstanding as of September 30, 2022.
The Company has shares of common stock reserved for issuance as follows (in thousands):

September 30, 2022
Common stock warrants	641
2010 Plan
Options outstanding	22,134
2021 Plan
Awards outstanding	1,491
Shares available for future grant	31,480
2021 ESPP	6,321
Options outstanding outside the plans	2,655
Total	64,722
Stock Options
Stock options granted generally vest over four years with service-based, performance-based, and/or market-based conditions and expire ten years from the date of grant.
Stock option activities within the Plans as well as outside of the Plans were as follows:

	Number of Shares (in thousands)	Weighted-Average Exercise Price	Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance, March 31, 2022	26,983	$4.15	7.63	$1,293,545
Options exercised	(1,787)	3.09
Options forfeited or expired	(407)	5.78
Balance, September 30, 2022	24,789	4.20	7.17	644,960
Vested and exercisable as of September 30, 2022	11,186	2.12	6.05	314,388
Vested and expected to vest as of September 30, 2022	23,204	4.11	7.11	605,967
The aggregate intrinsic value of options exercised during the six months ended September 30, 2022 and 2021 was $60.2 million and $207.0 million, respectively.
As of September 30, 2022, unamortized compensation expense, net of estimated forfeitures, related to unvested stock options was $45.5 million, which is expected to be recognized over a weighted-average period of 3.11 years.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The weighted-average grant-date fair value of options granted for the six months ended September 30, 2021 was $10.73. The Company has not granted any stock options since the first quarter of fiscal 2022.
The fair value of each option on the date of grant is determined using the Black-Scholes option-pricing model with the assumptions set forth in the following table:

Six Months Ended September 30, 2021
Fair value of common stock	$18.41 - $21.41
Volatility	46.5% - 47.0%
Risk-free interest rate	0.77% - 1.02%
Expected term (in years)	5.00 - 6.09
Expected dividend	—%
Restricted Stock Units ("RSUs")
RSUs granted by the Company are valued using the closing stock price of the company’s Class A common stock, which is traded on the NYSE, on the day of grant and will generally vest over four years based on continued service.
The following table summarizes RSU activity during the six months ended September 30, 2022 (in thousands, except per share information):

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance, March 31, 2022	534	$68.23
Granted	900	34.78
Vested	(91)	62.76
Forfeited	(47)	41.14
Unvested balance, September 30, 2022	1,296	46.37
The total fair value of RSUs vested during the six months ended September 30, 2022 and 2021 was $3.3 million and $0.3 million, respectively.
As of September 30, 2022, total unrecognized stock-based compensation cost, net of estimated forfeitures, related to unvested RSUs was $45.3 million, and is expected to be recognized over a weighted-average period of approximately 3.24 years.
In September 2022, the Company announced a plan to grant RSUs with an aggregate value of $11.6 million to employees in November 2022, with the number of RSUs to be determined using the average closing market price of its common stock for the trailing 30-day period ending on the day immediately prior to the effective date of grant. The RSUs will vest quarterly over four years.
Performance-Based Restricted Stock Units ("PSUs")
As of September 30, 2022, the Company had 195,048 PSUs outstanding, of which 78,830 were probable of vesting. The PSUs have performance-based vesting conditions that are satisfied upon meeting certain financial performance targets. The PSUs are valued using the closing stock price of the Company’s Class A common stock, which is traded on the NYSE, on the day of grant. As of September 30, 2022, the remaining unrecognized compensation expense relating to the PSUs probable of vesting, net of estimated forfeitures, was $2.5 million.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$2,392	$793	$4,514	$1,061
Research and development	2,862	1,859	5,414	2,829
Sales and marketing	3,982	1,866	7,056	2,894
General and administrative	2,117	2,154	3,875	5,015
Total stock-based compensation expense	$11,353	$6,672	$20,859	$11,799
11.  Net Income Per Share Attributable to Common Stockholders
The following table presents the reconciliation of the numerator and denominator for calculating basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Numerator
Net income	$26,299	$36,088	$48,682	$62,410
Less: undistributed earnings attributable to participating securities	—	—	—	(18,326)
Net income attributable to Class A and Class B common stockholders, basic and diluted	$26,299	$36,088	$48,682	$44,084
Denominator
Weighted-average shares used in computing net income per share attributable to Class A and Class B common stockholders, basic	193,137	186,171	193,042	137,154
Dilutive effect of stock options	20,595	30,250	21,178	28,685
Dilutive effect of common stock warrants	123	240	155	221
Dilutive effect of other share-based awards	94	11	77	6
Weighted-average shares used in computing net income per share attributable to Class A and Class B common stockholders, diluted	213,949	216,672	214,452	166,066
Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.14	$0.19	$0.25	$0.32
Diluted	$0.12	$0.17	$0.23	$0.27
Certain potentially dilutive securities have been excluded from the calculation of diluted net income per share during the applicable periods because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Other share-based awards	511	98	512	49
Common stock warrants	516	—	516	—
Total	1,027	98	1,028	49

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
12.  Commitments and Contingencies
Minimum Guarantees
On October 8, 2021, the Company signed an amended agreement to revise and extend the existing partnership with the U.S. News for six years. This agreement can be terminated after three years by either party. Under this amended agreement, the Company pays the U.S. News a portion of the revenue generated with the end customers, subject to an annual minimum guarantee. As of September 30, 2022, the remaining annual minimum guarantee ranged from $3.0 million to $6.2 million. The total minimum guarantee for the remaining noncancelable period of 2 years was $6.6 million.
Other Contractual Commitments
The Company has a web hosting arrangement for 3 years ending December 31, 2024, with an annual commitment of $5.2 million. As of September 30, 2022, the total remaining commitment was $10.4 million.
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
Legal Matters
From time to time, the Company has become involved in claims and other legal matters arising in the ordinary course of business. The Company investigates these claims as they arise. Although claims are inherently unpredictable, the Company is currently not aware of any matters that, if determined adversely to the Company, would individually or taken together have a material effect on its results of operations, financial position, or cash flows. No loss contingencies were recorded for the three and six months ended September 30, 2022 and 2021.
13.  Leases
The Company has non-cancelable operating leases for the rental of office space with various expiration dates through 2030. During the first quarter of fiscal 2023, a portion of the office space lease in Irving, Texas with an approximately 8-year term commenced and the related right-of-use asset and lease liability of $10.9 million was recognized. In the second quarter of fiscal 2023, the remaining portion of the office space lease in Irving, Texas commenced and has an 8-year term. Upon commencement, a right-of-use asset and lease liability of $3.9 million was recognized.
The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$701	$285	$1,190	$560
Variable lease cost	133	14	173	49
Total lease cost	$834	$299	$1,363	$609

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Supplemental cash flow information related to leases was as follows (in thousands):

	Six Months Ended September 30,
	2022	2021
Cash paid for amounts included in measurement of lease liabilities—Operating cash flows	$389	$619
Supplemental balance sheet information related to leases was as follows:

	September 30, 2022	March 31, 2022
Weighted-average remaining lease term (in years)	7.37	1.64
Weighted-average discount rate	4.18%	3.95%
Maturities of operating lease liabilities as of September 30, 2022 were as follows (in thousands):

Remainder of 2023	$329
2024	2,238
2025	2,411
2026	2,458
2027	2,497
Thereafter	8,657
Total future lease payments	$18,590
Less: imputed interest	(2,952)
Present value of lease liabilities	$15,638
14.  Income Taxes
The Company’s tax provision for (benefit from) income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any.
The Company’s effective tax rate of 20.3% and 12.3% for the three and six months ended September 30, 2022, respectively, was lower than the U.S. federal statutory rate, primarily due to stock-based compensation related tax benefits, which are subject to limitations for certain executive officers under IRC section 162(m), and federal and state research and development tax credits. The Company’s effective tax rate of (42.2)% and (24.1)% for the three and six months ended September 30, 2021, respectively, was lower than the U.S. federal statutory rate, primarily due to stock-based compensation related tax benefits, which are subject to limitations for certain executive officers under IRC section 162(m). The Company’s effective tax rate is based on forecasted annual income before income taxes which may fluctuate through the rest of the year.
The Company is only subject to income taxes in the United States. Significant judgment is required in evaluating the Company’s uncertain tax positions and determining the provision for income taxes. As of September 30, 2022 and March 31, 2022, the Company had unrecognized tax benefits (“UTBs”) of $7.0 million and $6.2 million, respectively. If realized, $4.9 million would impact the effective tax rate while the remainder would reduce deferred tax assets subject to a full valuation allowance. The Company does not expect any material changes to its UTBs within the next 12 months.
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

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Substantially all of the Company’s long-lived assets were based in the United States as of September 30, 2022 and March 31, 2022. No country outside of the United States accounted for more than 10% of total revenue for the three and six months ended September 30, 2022 and 2021. Substantially all of the Company’s revenue was derived in the United States for the three and six months ended September 30, 2022 and 2021.

16.  Subsequent Events
Stock Repurchase Program
On October 28, 2022, the Company’s board of directors authorized a program to repurchase up to $70.0 million of the Company’s Class A common stock. The repurchases may be executed from time to time over the next 12 months, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. Immediately upon the repurchase of any shares of Class A common stock, such shares shall be retired by the Company and shall automatically return to the status of authorized but unissued shares of Class A common stock.

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
Our business model has delivered high revenue growth at scale with profitability. For the three months ended September 30, 2022 and 2021, we recognized revenue of $102.2 million, and $79.4 million, respectively, representing a year-over-year growth rate of 29%. For the six months ended September 30, 2022 and 2021, we recognized revenue of $192.8 million and $152.0 million, respectively, representing a year-over-year growth rate of 27%. For the three months ended September 30, 2022 and 2021, our net income was $26.3 million and $36.1 million and our adjusted EBITDA was $46.0 million and $32.8 million, respectively. For the six months ended September 30, 2022 and 2021, our net income was $48.7 million and $62.4 million and our adjusted EBITDA was $79.5 million and $63.9 million, respectively. We have accomplished this while focusing on our core mission to help every physician be more productive and provide better care for their patients.
Impact of COVID-19
Doximity has been privileged to play an important role in supporting physicians, medical professionals, and health systems nationwide during the COVID-19 pandemic. Our business has performed strongly, demonstrating the value and effectiveness of our platform to both our members and customers. While certain of the COVID-19 pandemic-related trends underlying our positive performance may not continue after the pandemic eases, we believe that certain key underlying trends have been accelerated and will persist long after the pandemic ends.
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
Key Business and Financial Metrics
We monitor a number of key business and financial metrics to assess the health and success of our business, including:
Customers with Trailing 12-Month Subscription Revenue Greater than $100,000. The number of customers with trailing 12-month (“TTM”) subscription revenue greater than $100,000 is a key indicator of the scale of our business, and is calculated by counting the number of customers that contributed more than $100,000 in subscription revenue in the TTM period. Our customer count is subject to adjustments for acquisitions, consolidations, spin-offs, and other market activity.
The number of customers with at least $100,000 of revenue has grown steadily in recent years as we have engaged new customers and expanded within existing ones. This cohort of customers accounted for approximately 87% of our revenue for the TTM ended September 30, 2022.

	September 30,
	2022		2021
Number of customers with at least $100,000 of revenue	291	[1]	235
_________________________
1 The metric excludes the impact of the AMiON acquisition, which closed on April 1, 2022, including customers of, and subscription revenue generated from, the AMiON on-call scheduling and messaging application and was immaterial to the periods presented.
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

	September 30,
	2022		2021
Net revenue retention rate	128%	[1]	173%
_________________________
1 The metric excludes the impact of the AMiON acquisition, which closed on April 1, 2022, including customers of, and subscription revenue generated from, the AMiON on-call scheduling and messaging application and was immaterial to the periods presented.
Non-GAAP Financial Measures
We use adjusted EBITDA and free cash flow to measure our performance, identify trends, formulate financial projections, and make strategic decisions.
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
Adjusted EBITDA and adjusted EBITDA margin are non-GAAP measures and are presented for supplemental informational purposes only and should not be considered as alternatives or substitutes to the financial information presented in accordance with GAAP. These measures have certain limitations in that they do not include the impact of certain expenses that are reflected in our condensed consolidated statements of operations that are necessary to run our business. Other companies, including other companies in our industry, may not use these measures or may calculate these measures differently than as presented in this Quarterly Report on Form 10-Q, limiting their usefulness as comparative measures.

The following table presents a reconciliation of net income to adjusted EBITDA, adjusted EBITDA margin, and net income margin (in thousands, except percentages):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Net income	$26,299	$36,088	$48,682	$62,410
Adjusted to exclude the following:
Acquisition and other related expenses	—	—	30	—
Stock-based compensation	11,353	6,672	20,859	11,799
Depreciation and amortization	2,589	1,158	4,959	2,311
Provision for (benefit from) income taxes	6,710	(10,717)	6,813	(12,119)
Change in fair value of contingent earn-out consideration liability	(40)	—	(94)	—
Other income, net	(908)	(420)	(1,712)	(465)
Adjusted EBITDA	$46,003	$32,781	$79,537	$63,936

Revenue	$102,185	$79,350	$192,824	$152,019
Net income margin	26%	45%	25%	41%
Adjusted EBITDA margin	45%	41%	41%	42%
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
The following table presents a reconciliation of our free cash flow to the most comparable GAAP measure, net cash provided by operating activities, for each of the periods indicated (in thousands):

	Six Months Ended September 30,
	2022	2021
Net cash provided by operating activities	$84,266	$52,327
Purchases of property and equipment	(1,476)	(241)
Internal-use software development costs	(2,466)	(1,671)
Free cash flow	$80,324	$50,415
Other cash flow components:
Net cash used in investing activities	$(60,023)	$(591,428)
Net cash provided by (used in) financing activities	$(63,378)	$552,229

Components of Results of Operations
Revenue
Marketing Solutions. Our customers purchase a subscription to Marketing Solutions, either directly or through marketing agencies, for the ability to share tailored content on the Doximity platform via a variety of modules for defined time periods. We generally bill customers a portion of the contract upon contract execution and then bill throughout the remainder of the contract based on various time-based milestones. Generally, we bill in advance of revenue recognition. When revenue is recognized in advance of billings, we record unbilled revenue. Unbilled revenue is recorded on the condensed consolidated balance sheets within prepaid expenses and other current assets. Subscriptions to Marketing Solutions include the following contractual arrangements:
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
Through our acquisition of Curative Talent, completed in fiscal 2021, we also generate revenue from temporary and permanent medical recruiting services which we charge on an hourly-fee, and retainer and placement-fee basis, respectively. Revenue for temporary placement services is recognized net of third-party contractor fees. For the three and six months ended September 30, 2022 and 2021, the revenue from temporary and permanent medical recruiting services was not significant to our total revenue.
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
Gross Profit and Gross Margin
Gross profit is total revenue less total cost of revenue. Gross margin is gross profit expressed as a percentage of total revenue. Gross profit and gross margin has been and will continue to be affected by a number of factors, including the timing of our acquisition of new customers and sales of additional solutions to existing customers, the timing and extent of our investments in our operations, cloud hosting costs, growth in our customer success team, and the timing of amortization of internal-use software development costs and deferred contract costs. We expect our gross margin to remain relatively steady over the near term, although our quarterly gross margin is expected to fluctuate from period to period depending on the interplay of these and other factors.
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
Sales and Marketing
Sales and marketing expense is primarily comprised of personnel-related expenses, sales incentive compensation, travel, and other event expenses. Sales and marketing expense also includes costs for third-party services and contractors, information technology and software-related costs, allocated overhead, amortization of intangible assets, and change in fair value of contingent earn-out consideration liability. We capitalize sales incentive compensation that is considered to be incremental and recoverable costs of obtaining a contract with a customer. These sales incentive compensation costs are amortized over the period of benefit. We expect sales and marketing expense to increase and to be our largest expense on an absolute basis.
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
Other Income, Net
Other income, net consists primarily of administrative fees and investment income earned on our cash equivalents and marketable securities.
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

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Revenue	$102,185	$79,350	$192,824	$152,019
Cost of revenue(1)	13,210	8,951	26,287	16,937
Gross profit	88,975	70,399	166,537	135,082
Operating expenses:
Research and development(1)	19,104	15,460	38,126	28,701
Sales and marketing(1)	29,021	21,161	57,155	40,532
General and administrative(1)	8,749	8,827	17,473	16,023
Total operating expenses	56,874	45,448	112,754	85,256
Income from operations	32,101	24,951	53,783	49,826
Other income, net	908	420	1,712	465
Income before income taxes	33,009	25,371	55,495	50,291
Provision for (benefit from) income taxes	6,710	(10,717)	6,813	(12,119)
Net income	$26,299	$36,088	$48,682	$62,410
_______________
(1)Costs and expenses include stock-based compensation expense as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue	$2,392	$793	$4,514	$1,061
Research and development	2,862	1,859	5,414	2,829
Sales and marketing	3,982	1,866	7,056	2,894
General and administrative	2,117	2,154	3,875	5,015
Total stock-based compensation expense	$11,353	$6,672	$20,859	$11,799

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
	(percentages of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	13	11	14	11
Gross profit	87	89	86	89
Operating expenses:
Research and development	18	20	19	19
Sales and marketing	28	27	30	27
General and administrative	9	11	9	11
Total operating expenses	55	58	58	57
Income from operations	32	31	28	32
Other income, net	1	1	1	—
Income before income taxes	33	32	29	32
Provision for (benefit from) income taxes	7	(13)	4	(9)
Net income	26%	45%	25%	41%

Comparison of the three and six months ended September 30, 2022 and 2021.
Revenue

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentages)
Revenue	$102,185	$79,350	$22,835	29%	$192,824	$152,019	$40,805	27%
Revenue for the three months ended September 30, 2022 increased $22.8 million as compared to the same period in 2021. The increase was primarily driven by a $21.3 million increase in subscription revenue. Of the increase in subscription revenue, $8.2 million was driven by the addition of new subscription customers1 and $13.1 million was due to the expansion of existing customers. The expansion of existing customers was primarily driven by average revenue per existing Marketing Solutions customer increasing by 25% as a result of adding new brands and service lines, growing existing brands and service lines, and upselling additional modules. Approximately 93% of our revenue for the three months ended September 30, 2022 was derived from subscription customers. The remaining increase in revenue was driven by an increase in medical recruiting services.
Revenue for the six months ended September 30, 2022 increased $40.8 million as compared to the same period in 2021. The increase was primarily driven by a $36.6 million increase in subscription revenue. Of the increase in subscription revenue, $14.6 million was driven by the addition of new subscription customers1 and $22.0 million was due to the expansion of existing customers. The expansion of existing customers was primarily driven by average revenue per existing Marketing Solutions customers increasing by 21% as a result of adding new brands and service lines, growing existing brands and service lines, and upselling additional modules. Approximately 93% of our revenue for the six months ended September 30, 2022 was derived from subscription customers. The remaining increase in revenue was driven by an increase in medical recruiting services.
Cost of revenue, gross profit and gross margin

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentages)
Cost of revenue	$13,210	$8,951	$4,259	48%	$26,287	$16,937	$9,350	55%
Gross profit	$88,975	$70,399	$18,576	26%	$166,537	$135,082	$31,455	23%
Gross margin	87%	89%			86%	89%
Cost of revenue for the three months ended September 30, 2022 increased $4.3 million as compared to the same period in 2021. The increase was due to a $1.6 million increase in personnel-related costs as a result of headcount growth of 30%, and a $2.0 million increase in expense related to the U.S. News partnership, of which $1.4 million related to the U.S. News Warrant granted in October 2021. In addition, there was an increase of $0.3 million in stock-based compensation expense due to headcount growth.
Cost of revenue for the six months ended September 30, 2022 increased $9.4 million as compared to the same period in 2021. The increase was due to a $3.3 million increase in personnel-related costs as a result of headcount growth of 33%, and a $4.0 million increase in expense related to the U.S. News partnership, of which $2.7 million related to the U.S. News Warrant granted in October 2021. In addition, there was an increase of $0.8 million in stock-based compensation expense due to headcount growth and a $0.8 million increase in amortization of internal-use software development costs.
The gross margin for the three and six months ended September 30, 2022 decreased primarily due to headcount growth and expenses related to our U.S. News partnership, offset by growth in revenues.
1 We define new subscription customers as (1) revenue-generating subscription customers in the current fiscal period who did not contribute any revenue for the same period in the prior fiscal year and (2) customers of the AMiON business following our acquisition of AMiON, which closed on April 1, 2022.

Operating Expenses
Research and development

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentages)
Research and development	$19,104	$15,460	$3,644	24%	$38,126	$28,701	$9,425	33%
Research and development expense for the three months ended September 30, 2022 increased $3.6 million as compared to the same period in 2021. The increase was primarily driven by a $2.5 million increase in personnel-related costs as a result of headcount growth of 15%. The increase was also driven by a $1.0 million increase in stock-based compensation expense, primarily due to headcount growth and awards granted to existing employees.
Research and development expense for the six months ended September 30, 2022 increased $9.4 million as compared to the same period in 2021. The increase was primarily driven by a $5.6 million increase in personnel-related costs as a result of headcount growth of 18%. The increase was also driven by a $2.6 million increase in stock-based compensation expense, primarily due to headcount growth and awards granted to existing employees. In addition, there was a $0.8 million increase in employee events and travel-related expenses as compared to the prior period.
Sales and marketing

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentages)
Sales and marketing	$29,021	$21,161	$7,860	37%	$57,155	$40,532	$16,623	41%
Sales and marketing expense for the three months ended September 30, 2022 increased $7.9 million as compared to the same period in 2021. The increase was a result of the growth in our business, primarily driven by a $2.5 million increase in personnel-related costs due to headcount growth of 20%. The increase was also driven by a $2.1 million increase in stock-based compensation expense, primarily due to headcount growth and awards granted to existing employees. Additionally, there was a $0.7 million increase in commissions and incentive compensation costs driven by an increase in sales activity, a $0.8 million increase in amortization expense related to the intangible assets acquired in connection with the AMiON acquisition, and a $0.7 million increase in employee events and related travel expenses as compared to the prior period.
Sales and marketing expense for the six months ended September 30, 2022 increased $16.6 million as compared to the same period in 2021. The increase was primarily driven by a $5.3 million increase in personnel-related costs due to headcount growth of 21%. The increase was also driven by a $4.2 million increase in stock-based compensation expense, primarily due to headcount growth and awards granted to existing employees. Additionally, there was a $3.3 million increase in costs related to employee events, travel, trade shows and conferences, and other marketing activities, and a $1.6 million increase in amortization expense related to the intangible assets acquired in connection with the AMiON acquisition. The remaining increase primarily related to a $1.9 million increase in commissions and incentive compensation costs driven by an increase in sales activity, offset by a $0.9 million decrease in deferred contract costs amortization.
General and administrative

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentages)
General and administrative	$8,749	$8,827	$(78)	(1)%	$17,473	$16,023	$1,450	9%
General and administrative expense for the three months ended September 30, 2022 remained consistent as compared to the same period in 2021.
General and administrative expense for the six months ended September 30, 2022 increased $1.5 million as compared to the same period in 2021. The increase was driven by a $1.0 million increase in personnel-related costs due to headcount growth of 26% and a $0.7 million increase in business insurance as we incurred additional expenses as a result of becoming a public company. These increases were partially offset by a $1.1 million decrease in stock-based compensation expense primarily due to lower expense from certain performance-based awards.
Other income, net

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentages)
Other income, net	$908	$420	$488	116%	$1,712	$465	$1,247	268%
Other income, net for the three and six months ended September 30, 2022 increased $0.5 million and $1.2 million, respectively, as compared to the same period in 2021, primarily driven by increases in interest income due to higher yields earned on our marketable securities.
Provision for (benefit from) income taxes

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$6,710	$(10,717)	$17,427	NM	$6,813	$(12,119)	$18,932	NM
___________________
NM: Percentage not meaningful.
For the three months ended September 30, 2022, we had income tax expense of $6.7 million as compared to an income tax benefit of $10.7 million for the same period in 2021. This change was primarily driven by decreased tax deductions from stock option activities.
For the six months ended September 30, 2022, we had income tax expense of $6.8 million as compared to an income tax benefit of $12.1 million for the same period in 2021. This change was primarily driven by decreased tax deductions from stock option activities, partially offset by increased federal and state research and development tax credits.
Liquidity and Capital Resources
Since inception, we have financed operations primarily through proceeds received from sales of equity securities and payments received from our customers. As of September 30, 2022, our principal sources of liquidity were cash and cash equivalents and marketable securities of $750.0 million. Our marketable securities consist of U.S. government and agency securities, corporate notes and bonds, commercial paper, certificates of deposit, asset-backed securities, and sovereign bonds.
In June 2021, we completed our IPO, in which we issued and sold 22,505,750 shares of our Class A common stock at $26.00 per share, including 3,495,000 shares issued upon the exercise of the underwriters’ option to purchase additional shares. We received proceeds of $548.5 million after deducting underwriting discounts and commissions as well as deferred offering costs.
On May 12, 2022, the Company’s board of directors authorized a program to repurchase up to $70 million of the Company’s Class A common stock for a period of 12 months. During the six months ended September 30, 2022, the Company repurchased and retired 2,150,982 shares of Class A common stock for an aggregate purchase price of $70.0 million. As of September 30, 2022, the Company has completed its publicly announced share repurchase program.
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
Cash Flows

	Six Months Ended September 30,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$84,266	$52,327
Net cash used in investing activities	$(60,023)	$(591,428)
Net cash provided by (used in) financing activities	$(63,378)	$552,229
Net cash provided by operating activities
Cash provided by operating activities was $84.3 million for the six months ended September 30, 2022. This consisted of net income of $48.7 million, adjusted for non-cash items of $34.9 million and a net inflow from operating assets and liabilities of $0.7 million. Non-cash items primarily consisted of stock-based compensation expense of $20.9 million, depreciation and amortization expense of $5.0 million, amortization of deferred contract costs of $4.8 million, and amortization of the premium on marketable securities of $2.7 million. The net inflow from operating assets and liabilities was driven by a $3.7 million decrease in prepaid expenses and other assets due to prepaid taxes, a $2.2 million decrease in accounts receivable due to the timing of billings and collections, and a $1.9 million increase in deferred revenue due to the timing of customer billings and program launches. These inflows were partially offset by a $2.3 million increase in deferred contract costs and a $4.5 million decrease in accounts payable, accrued expenses, and other liabilities, which was primarily a result of the timing of $7.2 million commissions and agency rebate payments, offset by a $3.8 million increase in income and other tax liabilities.
Cash provided by operating activities was $52.3 million for the six months ended September 30, 2021. This consisted of net income of $62.4 million, adjusted for non-cash items of $22.0 million and a net outflow from operating assets and liabilities of $32.1 million. Non-cash items primarily consisted of stock-based compensation expense of $11.8 million, amortization of deferred contract costs of $5.7 million, depreciation and amortization expense of $2.3 million, and amortization of premium on marketable securities of $1.6 million. The net outflow from operating assets and liabilities was primarily driven by an increase of $17.7 million in prepaid expenses and other assets primarily due to an increase in prepaid taxes and prepaid insurance, an increase of $5.6 million in accounts receivable due to increased sales resulting in higher billed amounts and the timing of collections, a decrease of $4.4 million in deferred revenue due to revenue converting at a faster rate as we saw customer programs launch faster, an increase of $3.0 million in deferred contract costs due to increased sales activity, and a decrease of $0.8 million in accounts payable, accrued expenses, and other liabilities, which was primarily a result of a decrease in accrued commissions.
Net cash used in investing activities
Cash used in investing activities was $60.0 million for the six months ended September 30, 2022, which primarily consisted of $91.2 million of marketable securities purchases, $53.5 million paid for the acquisition of AMiON, $2.5 million for internal-use software development costs, and $1.5 million for purchases of property and equipment. These payments were partially offset by proceeds from the sale of marketable securities of $64.2 million and proceeds from the maturities of marketable securities of $24.4 million.
Cash used in investing activities was $591.4 million for the six months ended September 30, 2021, which primarily consisted of purchases of marketable securities of $1.2 billion, partially offset by proceeds from the sale of marketable securities of $531.1 million and proceeds from the maturities of marketable securities of $35.6 million.

Net cash provided by (used in) financing activities
Cash used in financing activities was $63.4 million for the six months ended September 30, 2022, which primarily consisted of common stock repurchases of $70.0 million and $1.3 million of taxes paid related to the net share settlement of equity awards. These payments were partially offset by $5.6 million of proceeds from the exercise of stock options and common stock warrants and $2.3 million of proceeds from the issuance of common stock related to the employee stock purchase plan.
Cash provided by financing activities was $552.2 million for the six months ended September 30, 2021, which primarily consisted of $553.9 million of proceeds from the issuance of common stock upon our initial public offering after deducting underwriting fees and commissions, and $5.1 million of net proceeds from the exercise of stock options. These proceeds were partially offset by $4.0 million in payments for deferred offering costs and $2.7 million from the repurchase and retirement of common stock.
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
Jumpstart Our Business Startups Act of 2012
We are an emerging growth company, as defined in the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act for the adoption of certain accounting standards until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. Based on the market value of our Class A common stock held by non-affiliates as of the last business day of our most recently completed second quarter, which ended September 30, 2022, we will cease to be an emerging growth company as of March 31, 2023, the end of our current fiscal year.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Substantially all of our operations are within the United States and we do not have any foreign currency exposure. We are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and inflation.
Interest Rate Risk
Our cash and cash equivalents and marketable securities primarily consist of cash on hand and highly liquid investments in money market funds, corporate notes and bonds, asset-backed securities, commercial paper, certificates of deposit, U.S. government and agency securities, and sovereign bonds. As of September 30, 2022, we had cash and cash equivalents of $73.7 million and marketable securities of $676.3 million. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair value of our investments. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates.
A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $7.6 million and $10.6 million, respectively, in the market value of our cash equivalents and marketable securities as of September 30, 2022 and March 31, 2022. Fluctuations in the value of our investments caused by a change in interest rates are recorded in other comprehensive income and are realized in net income only if we sell the underlying securities.
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
•The resurgence or resolution of the COVID-19 pandemic and any other future pandemic, epidemic, or outbreak of an infectious disease may adversely affect our business, financial condition, and results of operations;
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
Since launching our platform in fiscal 2012, we have experienced rapid growth and we continue to rapidly and significantly expand our operations. While we have experienced significant revenue growth in prior periods, it is not indicative of our future revenue growth. We expect our revenue growth rate will decline. In the three and six months ended September 30, 2022, our revenue grew by 29% and 27%, respectively, as compared to the same period last year. In addition, our full-time equivalent employee headcount has grown from 887 as of March 31, 2022 to 953 as of September 30, 2022. This expansion increases the complexity of our business and places significant strain on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions. We may not be able to manage growth effectively, which could damage our reputation, limit our growth, and negatively affect our operating results.
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
Doximity, Inc. was incorporated in the state of Delaware in April 2010 as 3MD Communications, Inc. and we subsequently changed the name to Doximity, Inc. in June 2010. We began commercial offerings in fiscal 2012, and by fiscal 2014 we began serving our pharmaceutical and health system customers on some of our early stage solutions. As a result of our limited operating history and rapid growth, our ability to forecast our future operating results, including revenue, cash flows, and profitability, is limited and subject to a number of uncertainties, including our ability to effectively plan for and model future growth. We have encountered and will encounter risks and challenges frequently experienced by growing companies with competitive offerings, such as the risks and uncertainties described in this Quarterly Report on Form 10-Q. In addition, our business is affected by general economic and business conditions around the world, including the impact of the COVID-19 pandemic or any other similar pandemic or epidemic. If our assumptions regarding these risks and uncertainties are incorrect or change due to changes in our markets, or if we do not address these risks successfully, our operating and financial results may differ materially from our expectations and our business may suffer. These risks and challenges include our ability to:
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
For the three and six months ended September 30, 2022, and for the three months ended September 30, 2021, none of our customers accounted for 10% or more of total revenue. For the six months ended September 30, 2021, one of our customers accounted for 10% or more of total revenue. In addition, some of our customers purchase our services indirectly through marketing agencies, some of whom represent a number of customers. The sudden loss of any of our largest customers or the renegotiation of any of our largest customer contracts could have a significant impact on our revenue, the growth rate of our revenue, our reputation, and our ability to obtain new customers.
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
The resurgence of resolution of the COVID-19 pandemic and any other future pandemic, epidemic, or outbreak of an infectious disease may adversely affect our business, financial condition, and results of operations.
COVID-19, including its variants, has caused us to modify our business practices, and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, members, and partners. Despite vaccine efforts, the duration and severity of the COVID-19 pandemic remains uncertain, and the extent of the business disruption and financial impact depend on factors beyond our knowledge and control. The full extent to which the COVID-19 pandemic will impact our business, results of operations, and financial condition is still unknown and will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the impact and severity of new variants, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future.
While the majority of our workforce has traditionally worked remotely, a larger percentage of our employees are now working from home as a result of the pandemic, and if they are not able to effectively do so, or if our employees contract COVID-19 or another contagious disease, we may experience a decrease in productivity and operational efficiency, which would negatively impact our business, financial condition, and results of operations. Further, because an increased number of employees are working remotely, we may experience an increased risk of security breaches, loss of data, and other disruptions as a result of accessing sensitive information from multiple remote locations.
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
We believe that a critical component to our success has been our corporate culture. We have invested substantial time and resources in building our team. As we continue to grow, we may find it difficult to maintain these important aspects of our corporate culture, especially given that the majority of our workforce has traditionally worked remotely and a larger percentage of our employees are now working from home as a result of the pandemic. We have experienced, and may continue to experience, rapid growth and organizational change, including growth and organizational change resulting from our acquisition of and subsequent integration with other businesses, which will continue to place significant demands on our management and our operational and financial infrastructure. As we continue to grow, we must effectively integrate, develop, and motivate a large number of new employees, and we must maintain the beneficial aspects of our corporate culture. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in this way, without undermining our corporate culture. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.
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
We have experienced some seasonality in both revenue and net income based on the timing of marketing program subscription launches on our platform and budgetary timing of purchases of additional modules. We may be affected by seasonal trends in the future, particularly as our business matures. Additionally, this seasonality may be reflected to a much lesser extent, and sometimes may not be immediately apparent, in our revenue. To the extent we experience this seasonality, it may cause fluctuations in our operating results and financial metrics and make forecasting our future operating results and financial metrics more difficult.
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
As of March 31, 2022, we accumulated $124.1 million and $97.1 million of federal and state net operating loss carryforwards, or NOLs, to reduce future taxable income, portions of which will begin to expire in 2027. Under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other tax attributes, including R&D tax credits, to offset its post-change income or taxes may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5 percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Based on an assessment of our historical ownership changes through September 30, 2022, we do not anticipate a current limitation on the tax attributes. Our ability to use NOLs and other tax attributes to reduce future taxable income and liabilities may be subject to limitations as a result of ownership changes that may occur in the future.
Under current law, U.S. federal net operating losses incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely. Such U.S. federal net operating losses generally may not be carried back to prior taxable years, except that net operating losses generated in 2018, 2019, and 2020 may be carried back to each of the five tax years preceding the tax years of such losses. Additionally, for tax years beginning after December 31, 2020, the deductibility of U.S. federal net operating losses incurred in taxable years beginning after December 31, 2017, is limited to 80% of taxable income. Our net operating losses may also be impaired or restricted under state law. At the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could increase or permanently accelerate state taxes owed. For example, California imposed limits on the usability of California state net operating losses to offset taxable income in tax years beginning after 2019 and before 2022.
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
In fiscal 2021, we completed an acquisition of Curative Talent and, on April 1, 2022 we completed the acquisition of the AMiON business, and we may in the future consider opportunities to acquire or make additional investments in new or complementary businesses, technologies, offerings, tools, or solutions, or enter into strategic alliances, that may enhance our capabilities and platform in general, complement our current offerings, or expand the breadth of our markets. Our ability to successfully grow through these types of strategic transactions depends upon our ability to identify, negotiate, acquire, and integrate suitable target businesses, technologies, tools, and solutions and to obtain any necessary financing, and is subject to numerous risks, including:
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
Additionally, as an example, on August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022, which includes changes to the U.S. corporate income tax system, including a 15% minimum tax based on “adjusted financial statement income” for certain large corporation which will not be effective until fiscal year 2024 and a 1% excise tax on share repurchases after December 31, 2022. We are currently assessing the potential impact of these legislative changes.
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

Natural disasters or other catastrophic events may cause damage or disruption to our operations, commerce, and the global economy, and thus could harm our business. In the event of a major earthquake, hurricane, fire, cyber-attack, war (including the ongoing conflict in Ukraine), terrorist attack, disease, power loss, telecommunications failure, or other catastrophic events, we may be unable to continue our operations, in part or in whole, and may endure reputational harm, breaches of data security, and loss of critical data, all of which could harm our business, results of operations, and financial condition. Our insurance coverage may not compensate us for losses that may occur in the event of an earthquake or other significant natural disaster, such as fires, floods, severe weather, droughts, and travel-related health concerns including pandemics and epidemics. In addition, acts of terrorism, including malicious internet-based activity, could cause disruptions to the internet or the economy as a whole. Even with our disaster recovery arrangements, access to our platform could be interrupted. If our systems were to fail or be negatively impacted as a result of a natural disaster or other event, our ability to deliver our platform and solution to our customers and members would be impaired or we could lose critical data. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster, and successfully execute on those plans in the event of a disaster or emergency, our business, financial condition, and results of operations would be harmed.
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
We incur significant expenses in developing our technology, marketing and providing the tools and solutions we offer, and acquiring customers. Our costs may increase due to our continued new product development and general administrative expenses, such as legal and accounting expenses related to becoming and being a public company. As a public company, we will continue to incur significant legal, accounting, insurance, and other expenses. Compliance with these reporting requirements and other rules of the SEC and the rules of the New York Stock Exchange have and will continue to increase our legal and financial compliance costs and make some activities more time-consuming and costly. Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert management’s attention from implementing our growth strategy, which could prevent us from successfully implementing our strategic initiatives and improving our business, operating results, financial condition, and prospects. If we fail to manage these additional costs or increase our revenue, we may incur losses in the future.
We are an “emerging growth company” and our compliance with the reduced reporting and disclosure requirements applicable to “emerging growth companies” may make our Class A common stock less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act. Companies may remain as an “emerging growth company” until the fiscal year-end following the fifth anniversary of the completion of an initial public offering, though may cease to be an “emerging growth company” earlier under certain circumstances, including if (i) the company has more than $1.07 billion in annual revenue in any fiscal year, (ii) it has become a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates as of the end of the second quarter of that fiscal year, or (iii) it issues more than $1.0 billion of non-convertible debt over a three-year period.

Based on the market value of our Class A common stock held by non-affiliates as of the last business day of our most recently completed second quarter, which ended September 30, 2022, we will cease to be an emerging growth company as of March 31, 2023, the end of our current fiscal year. Until then, we have elected to take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” These provisions include, but are not limited to: being permitted to have only two years of audited financial statements and only two years of related management’s discussion and analysis of financial condition and results of operations disclosures; being exempt from compliance with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act; being subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and not being required to hold nonbinding advisory votes on executive compensation or on any golden parachute payments not previously approved.
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

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. We will be required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act at the time of our second annual report on Form 10-K. However, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an “emerging growth company” as defined in the JOBS Act. We expect to cease being an “emerging growth company” as of March 31, 2023, after which our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could harm our business, results of operations, and financial condition and could cause a decline in the market price of our Class A common stock.
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including our executive officers and directors and their affiliates, together hold approximately 88% of the voting power of our outstanding capital stock as of September 30, 2022. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively will continue to control a substantial majority of the combined voting power of our common stock and therefore, assuming no material sales of such shares, will be able to control all matters submitted to our stockholders for approval until ten years from the date the Company filed its final prospectus with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, or the Securities Act, on June 25, 2021, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders. Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning purposes. The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. If, for example, our executive officers (including our Chief Executive Officer), employees, directors and their affiliates retain a significant portion of their holdings of Class B common stock for an extended period of time, they could, in the future, continue to control a majority of the combined voting power of our Class A common stock and Class B common stock.
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
None.
Share Repurchases
The following table presents information with respect to the repurchases of our Class A common stock during the three months ended September 30, 2022:

Period	Total Number of Shares Repurchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
July 1 - 31, 2022	—	$—	—	$61,131
August 1 - 31, 2022	1,160,157	$32.73	1,160,157	$23,160
September 1 - 30, 2022	717,079	$32.30	717,079	$—
Total	1,877,236		1,877,236
_______________
(1)On May 12, 2022, the Company’s board of directors authorized a program to repurchase up to $70 million of the Company’s Class A common stock. The repurchases could be executed from time to time for a period of 12 months through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. As of September 30, 2022, the Company has completed this share repurchase program.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 10, 2022.

DOXIMITY, INC.

By:	/s/ Jeffrey Tangney
Jeffrey Tangney Chief Executive Officer (Principal Executive Officer)

By:	/s/ Anna Bryson
Anna Bryson Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)