Form 10-Q
period 2022-12-31
Doximity, Inc.
filed 2023-02-09
CIK 1516513

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
For the quarterly period ended December 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The registrant had outstanding 118,704,101 shares of Class A common stock and 74,886,344 shares of Class B common stock as of February 2, 2023.

	Part I—Financial Information	Page
Item 1.	Condensed Consolidated Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets as of December 31, 2022 and March 31, 2022	1
	Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2022 and 2021	2
	Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended December 31, 2022 and 2021	3
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity for the three and nine months ended December 31, 2022 and 2021	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2022 and 2021	7
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	38
Item 4.	Controls and Procedures	38
	Part II—Other Information
Item 1.	Legal Proceedings	40
Item 1A.	Risk Factors	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	70
Item 3.	Defaults Upon Senior Securities	70
Item 4.	Mine Safety Disclosures	70
Item 5.	Other Information	70
Item 6.	Exhibits	71
	Signatures	73

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
•our expectations regarding the impact of uncertainty in the current economic environment, including the resurgence or resolution of the COVID-19 pandemic or other pandemics on our business;
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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
DOXIMITY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	December 31, 2022	March 31, 2022
Assets
Current assets:
Cash and cash equivalents	$136,454	$112,809
Marketable securities	664,511	685,304
Accounts receivable, net of allowance for doubtful accounts of $700 and $359 at December 31, 2022 and March 31, 2022, respectively	74,862	81,073
Prepaid expenses and other current assets	17,120	19,439
Deferred contract costs, current	5,572	5,512
Total current assets	898,519	904,137
Property and equipment, net	11,519	8,488
Deferred income tax assets	40,338	48,558
Operating lease right-of-use assets	14,357	1,087
Intangible assets, net	33,034	7,909
Goodwill	67,940	18,915
Other assets	1,380	2,263
Total assets	$1,067,087	$991,357
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,604	$463
Accrued expenses and other current liabilities	33,151	25,270
Deferred revenue, current	69,671	84,907
Operating lease liabilities, current	1,458	642
Total current liabilities	105,884	111,282
Deferred revenue, non-current	140	78
Operating lease liabilities, non-current	14,181	447
Contingent earn-out consideration liability, non-current	15,625	—
Other liabilities, non-current	1,083	956
Total liabilities	136,913	112,763
Commitments and contingencies (Note 12)
Stockholders' Equity
Preferred stock, $0.001 par value; 100,000 shares authorized as of December 31, 2022 and March 31, 2022, respectively; zero shares issued and outstanding as of December 31, 2022 and March 31, 2022, respectively	—	—
Class A and Class B common stock, $0.001 par value; 1,500,000 shares authorized as of December 31, 2022 and March 31, 2022, respectively; 193,252 and 192,398 shares issued and outstanding as of December 31, 2022 and March 31, 2022, respectively	193	192
Additional paid-in capital	745,506	702,589
Accumulated other comprehensive loss	(18,742)	(15,294)
Retained earnings	203,217	191,107
Total stockholders’ equity	930,174	878,594
Total liabilities and stockholders’ equity	$1,067,087	$991,357
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOXIMITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Revenue	$115,262	$97,876	$308,086	$249,895
Cost of revenue	13,526	11,085	39,813	28,022
Gross profit	101,736	86,791	268,273	221,873
Operating expenses:
Research and development	20,519	16,225	58,645	44,926
Sales and marketing	33,220	25,698	90,375	66,230
General and administrative	9,513	9,079	26,986	25,102
Total operating expenses	63,252	51,002	176,006	136,258
Income from operations	38,484	35,789	92,267	85,615
Other income, net	2,461	20	4,173	485
Income before income taxes	40,945	35,809	96,440	86,100
Provision for (benefit from) income taxes	7,477	(19,838)	14,290	(31,957)
Net income	$33,468	$55,647	$82,150	$118,057
Undistributed earnings attributable to participating securities	—	—	—	(21,866)
Net income attributable to Class A and Class B common stockholders, basic and diluted	$33,468	$55,647	$82,150	$96,191
Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.17	$0.30	$0.43	$0.62
Diluted	$0.16	$0.26	$0.38	$0.53
Weighted-average shares used in computing net income per share attributable to Class A and Class B common stockholders:
Basic	192,805	188,372	192,963	154,289
Diluted	212,065	216,396	213,656	182,905
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOXIMITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Net income	$33,468	$55,647	$82,150	$118,057
Other comprehensive income (loss)
Change in unrealized gain (loss) on available-for-sale-securities, net of tax benefit (provision) of $(958), $1,347, $1,172, and $1,347, respectively	2,817	(3,238)	(3,448)	(3,992)
Comprehensive income	$36,285	$52,409	$78,702	$114,065
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOXIMITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended December 31, 2022
	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of September 30, 2022	—	$—	192,302	$192	$730,582	$(21,559)	$169,749	$878,964
Stock-based compensation	—	—	—	—	12,811	—	—	12,811
Exercise of stock options	—	—	872	1	1,855	—	—	1,856
Vesting of restricted stock units	—	—	78	—	—	—	—	—
Tax withholding on shares under stock-based compensation awards	—	—	—	—	(1,092)	—	—	(1,092)
Common stock warrant expense	—	—	—	—	1,350	—	—	1,350
Other comprehensive income	—	—	—	—	—	2,817	—	2,817
Net income	—	—	—	—	—	—	33,468	33,468
Balance as of December 31, 2022	—	$—	193,252	$193	$745,506	$(18,742)	$203,217	$930,174

	Three Months Ended December 31, 2021
	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of September 30, 2021	—	$—	186,971	$187	$674,414	$(775)	$98,734	$772,560
Stock-based compensation	—	—	—	—	8,765	—	—	8,765
Exercise of stock options	—	—	3,090	3	4,246	—	—	4,249
Vesting of restricted stock units	—	—	10	—	—	—	—	—
Tax withholding on shares under stock-based compensation awards	—	—	—	—	(380)	—	—	(380)
Common stock warrant expense	—	—	—	—	1,245	—	—	1,245
Other comprehensive loss	—	—	—	—	—	(3,238)	—	(3,238)
Net income	—	—	—	—	—	—	55,647	55,647
Balance as of December 31, 2021	—	$—	190,071	$190	$688,290	$(4,013)	$154,381	$838,848
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOXIMITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Nine Months Ended December 31, 2022
	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of March 31, 2022	—	$—	192,398	$192	$702,589	$(15,294)	$191,107	$878,594
Stock-based compensation	—	—	—	—	31,433	—	—	31,433
Exercise of stock options and common stock warrants	—	—	2,784	3	7,461	—	—	7,464
Vesting of restricted stock units	—	—	147	—	—	—	—	—
Tax withholding on shares under stock-based compensation awards	—	—	—	—	(2,353)	—	—	(2,353)
Repurchase and retirement of common stock	—	—	(2,151)	(2)	—	—	(70,040)	(70,042)
Common stock warrant expense	—	—	—	—	4,035	—	—	4,035
Issuance of common stock in connection with the employee stock purchase plan	—	—	74	—	2,341	—	—	2,341
Other comprehensive loss	—	—	—	—	—	(3,448)	—	(3,448)
Net income	—	—	—	—	—	—	82,150	82,150
Balance as of December 31, 2022	—	$—	193,252	$193	$745,506	$(18,742)	$203,217	$930,174

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

DOXIMITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended December 31,
	2022	2021
Cash flows from operating activities
Net income	$82,150	$118,057
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,575	3,672
Deferred income taxes	9,392	(31,972)
Stock-based compensation, net of amounts capitalized	34,843	21,633
Non-cash lease expense	1,490	857
Amortization of premium on marketable securities, net	3,144	2,863
Loss on sale of marketable securities	1,093	525
Amortization of deferred contract costs	6,357	7,366
Other	797	120
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	6,191	(19,579)
Prepaid expenses and other assets	1,924	(7,003)
Deferred contract costs	(6,409)	(6,672)
Accounts payable, accrued expenses and other liabilities	2,723	8,093
Deferred revenue	(18,098)	(17,538)
Operating lease liabilities	(209)	(811)
Net cash provided by operating activities	132,963	79,611
Cash flows from investing activities
Cash paid for acquisition	(53,500)	—
Purchases of property and equipment	(1,680)	(852)
Internal-use software development costs	(3,478)	(2,736)
Purchases of marketable securities	(130,257)	(1,271,915)
Maturities of marketable securities	35,014	41,617
Sales of marketable securities	107,182	616,938
Net cash used in investing activities	(46,719)	(616,948)
Cash flows from financing activities
Proceeds from issuance of common stock upon initial public offering after deducting underwriting discounts and commissions	—	553,905
Proceeds from issuance of common stock upon exercise of stock options and common stock warrants	7,455	9,234
Proceeds from issuance of common stock in connection with the employee stock purchase plan	2,341	—
Taxes paid related to net share settlement of equity awards	(2,353)	(436)
Repurchase of common stock	(70,042)	(2,698)
Payments of deferred offering costs	—	(3,982)
Net cash provided by (used in) financing activities	(62,599)	556,023
Net increase in cash and cash equivalents	23,645	18,686
Cash and cash equivalents, beginning of period	112,809	66,393
Cash and cash equivalents, end of period	$136,454	$85,079
Supplemental disclosures of cash flow information
Cash paid for taxes	$2,504	$182
Non-cash financing and investing activities
Conversion of redeemable convertible preferred stock to common stock	$—	$81,458
Capitalized stock-based compensation for internal-use software development costs	$625	$317
Fair value of contingent earn-out consideration included in purchase consideration	$21,134	$—
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$14,759	$1,151
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

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The accompanying condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s financial position, results of operations, stockholders’ equity, and cash flows. The results of operations for the three and nine months ended December 31, 2022, shown in this report are not necessarily indicative of the results to be expected for the full year ending March 31, 2023.
Certain prior year amounts were reclassified, as applicable, to conform to the current year presentation.
Fiscal Year
The Company’s fiscal year ends on March 31st. Unless otherwise noted, all references to a particular year shall mean the Company’s fiscal year.
Use of Estimates
The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts stated in the condensed consolidated financial statements and accompanying notes. These judgments, estimates, and assumptions are used for, but not limited to, revenue recognition, the fair values of acquired intangible assets and goodwill, the useful lives of long-lived assets, the valuation of the Company’s common stock and stock-based awards, fair value of contingent earn-out consideration, and deferred income taxes. The Company bases its estimates on historical experience and on assumptions that management considers reasonable. The Company assesses these estimates on a regular basis; however, actual results could differ from these estimates due to risks and uncertainties, including uncertainty in the current economic environment.
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
Concentrations of credit risk with respect to accounts receivable are primarily limited to certain customers to which the Company makes substantial sales. The Company’s significant customers that represented 10% or more of revenue or accounts receivable, net for the periods presented were as follows:

	Revenue				Accounts Receivable, Net
	Three Months Ended December 31,		Nine Months Ended December 31,		December 31, 2022	March 31, 2022
	2022	2021	2022	2021
Customer A	*	*	*	10%	*	21%
Customer B	*	*	*	*	10%	*
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
Revenue Disaggregation
Revenue consisted of the following (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Subscription	$107,508	$91,066	$286,556	$233,510
Other	7,754	6,810	21,530	16,385
Total revenue	$115,262	$97,876	$308,086	$249,895
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
The Company records unbilled revenue when revenue is recognized in amounts for which it is contractually entitled but exceeds the amounts the Company has a right to bill as of the end of the period. The Company records unbilled revenue on the condensed consolidated balance sheets within prepaid expenses and other current assets. The Company’s unbilled revenue balances were $2.8 million and $1.4 million as of December 31, 2022 and March 31, 2022, respectively.

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
Revenue recognized for the three months ended December 31, 2022 and 2021 from amounts included in deferred revenue as of the beginning of the period was $65.6 million and $58.0 million, respectively. Revenue recognized for the nine months ended December 31, 2022 and 2021 from amounts included in deferred revenue as of the beginning of the period was $81.8 million and $79.6 million, respectively.
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
The Company capitalized $4.1 million and $6.4 million of contract acquisition costs for the three and nine months ended December 31, 2022, respectively, and $3.7 million and $6.7 million of contract acquisition costs for the three and nine months ended December 31, 2021, respectively. Amortization of deferred contract costs was $1.5 million and $6.4 million for the three and nine months ended December 31, 2022, respectively, and $1.7 million and $7.4 million for the three and nine months ended December 31, 2021, respectively.
Deferred contract costs are periodically analyzed for impairment. There were no impairment losses relating to deferred contract costs during the three and nine months ended December 31, 2022 and 2021.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
4.  Investments
The cost, gross unrealized gains and losses, and fair value of investments are as follows (in thousands):

	As of December 31, 2022
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Commercial paper	$16,459	$—	$(4)	$16,455
Money market funds	6,580	—	—	6,580
Total cash equivalents	23,039	—	(4)	23,035
Marketable securities:
Asset-backed securities	7,754	—	(119)	7,635
Certificates of deposit	15,414	—	(111)	15,303
Commercial paper	52,531	5	(112)	52,424
Corporate notes and bonds	144,640	5	(1,515)	143,130
Sovereign bonds	7,743	—	(463)	7,280
U.S. government and agency securities	461,540	—	(22,801)	438,739
Total marketable securities	689,622	10	(25,121)	664,511
Total cash equivalents and marketable securities	$712,661	$10	$(25,125)	$687,546
As of December 31, 2022, the contractual maturities of the Company’s available-for-sale debt securities were as follows (in thousands):

Fair Value
Due within one year	$309,888
Due in one year to three years	371,078
Total	$680,966
The cost, gross unrealized gains and losses, and fair value of investments were as follows (in thousands):

	As of March 31, 2022
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Commercial paper	$2,686	$—	$—	$2,686
Money market funds	20,072	—	—	20,072
Total cash equivalents	22,758	—	—	22,758
Marketable securities:
Asset-backed securities	7,791	—	(51)	7,740
Commercial paper	9,436	—	(53)	9,383
Corporate notes and bonds	129,900	—	(1,796)	128,104
Sovereign bonds	8,770	—	(334)	8,436
U.S. government and agency securities	549,901	—	(18,260)	531,641
Total marketable securities	705,798	—	(20,494)	685,304
Total cash equivalents and marketable securities	$728,556	$—	$(20,494)	$708,062

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
As of December 31, 2022 and March 31, 2022, the Company has recognized accrued interest of $2.2 million and $2.1 million, respectively, which is included in prepaid expenses and other current assets in the condensed consolidated balance sheets.
The unrealized losses associated with the Company’s debt securities were $25.1 million as of December 31, 2022. As the Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or until the cost basis is recovered, the Company did not recognize any impairment on these securities as of December 31, 2022. The Company did not recognize any credit losses related to the Company’s debt securities during the three and nine months ended December 31, 2022. The fair value related to the debt securities with unrealized losses for which no credit losses were recognized was $649.5 million as of December 31, 2022.
The unrealized losses associated with the Company’s debt securities were $5.4 million as of December 31, 2021. The Company did not recognize any credit losses or impairment related to the Company’s debt securities during the three and nine months ended December 31, 2021. The fair value related to the debt securities with unrealized losses for which no credit losses were recognized was $678.8 million as of December 31, 2021.
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

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following tables present the fair value hierarchy for the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	$—	$16,455	$—	$16,455
Money market funds	6,580	—	—	6,580
Total cash equivalents	6,580	16,455	—	23,035
Marketable securities:
Asset-backed securities	—	7,635	—	7,635
Certificates of deposit	—	15,303	—	15,303
Commercial paper	—	52,424	—	52,424
Corporate notes and bonds	—	143,130	—	143,130
Sovereign bonds	—	7,280	—	7,280
U.S. government and agency securities	438,739	—	—	438,739
Total marketable securities	438,739	225,772	—	664,511
Total cash equivalents and marketable securities	$445,319	$242,227	$—	$687,546

Liabilities:
Contingent earn-out consideration liability	$—	$—	$21,457	$21,457
Total contingent earn-out consideration liability	$—	$—	$21,457	$21,457

	As of March 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	$—	$2,686	$—	$2,686
Money market funds	20,072	—	—	20,072
Total cash equivalents	20,072	2,686	—	22,758
Marketable securities:
Asset-backed securities	—	7,740	—	7,740
Commercial paper	—	9,383	—	9,383
Corporate notes and bonds	—	128,104	—	128,104
Sovereign bonds	—	8,436	—	8,436
U.S. government and agency securities	530,174	1,467	—	531,641
Total marketable securities	530,174	155,130	—	685,304
Total cash equivalents and marketable securities	$550,246	$157,816	$—	$708,062
During the nine months ended December 31, 2022 and 2021, the Company had no transfers between levels of the fair value hierarchy.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Contingent Earn-out Consideration Liability
The following table summarizes the changes in the contingent earn-out consideration liability (in thousands):

Nine Months Ended December 31, 2022
Beginning fair value	$—
Additions in the period	21,134
Change in fair value	323
Ending fair value	$21,457
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
See Note 8—Business Combinations for additional discussion regarding the AMiON acquisition.
6.  Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31, 2022	March 31, 2022
Furniture and equipment	$2,795	$336
Computers and software	745	769
Leasehold improvements	889	796
Internal-use software development costs	19,160	15,057
Total property and equipment	23,589	16,958
Less: accumulated depreciation and amortization	(12,070)	(8,470)
Total property and equipment, net	$11,519	$8,488
Depreciation and amortization expense on property and equipment for the three and nine months ended December 31, 2022 was $1.4 million and $4.0 million, respectively. Included in these amounts was amortization expense for internal-use software development costs of $1.2 million and $3.5 million for the three and nine months ended December 31, 2022, respectively. Depreciation and amortization expense on property and equipment for the three and nine months ended December 31, 2021 was $1.1 million and $2.8 million, respectively. Included in these amounts was amortization expense for internal-use software development costs of $1.0 million and $2.5 million for the three and nine months ended December 31, 2021, respectively. The amortization of the internal-use software development costs is included in cost of revenue in the condensed consolidated statements of operations.
During the three and nine months ended December 31, 2022, the Company capitalized $1.2 million and $4.1 million, respectively, and, during the three and nine months ended December 31, 2021, capitalized $1.2 million and $3.1 million, respectively, of internal-use software development costs, which are included in property and equipment, net in the condensed consolidated balance sheets.
No impairment was recognized on property and equipment during the three and nine months ended December 31, 2022 and 2021.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
7.  Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2022	March 31, 2022
Accrued commissions	$8,352	$6,653
Accrued payroll, bonus, and related expenses	8,435	8,015
Employee contributions under employee stock purchase plan	1,861	621
Rebate liabilities	2,328	4,933
Sales and other tax liabilities	1,568	785
Current portion of contingent earn-out consideration liability	5,832	—
Other	4,775	4,263
Total accrued expenses and other current liabilities	$33,151	$25,270
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
9.  Intangible Assets and Goodwill
Intangible Assets
Intangible assets, net consisted of the following (in thousands):

	December 31, 2022	March 31, 2022
Customer relationships	$37,069	$9,869
Other intangibles	1,531	11
Total intangible assets	38,600	9,880
Less: accumulated amortization	(5,566)	(1,971)
Total intangible assets, net	$33,034	$7,909
Amortization expense for intangible assets was $1.2 million and $3.6 million for the three and nine months ended December 31, 2022, respectively. Amortization expense for intangible assets was $0.3 million and $0.9 million for the three and nine months ended December 31, 2021, respectively.
No impairment charges on intangible assets were recorded during the three and nine months ended December 31, 2022 and 2021.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
As of December 31, 2022, future amortization expense is as follows (in thousands):

Year Ending March 31,	Amount
Remainder of 2023	$1,198
2024	4,519
2025	4,245
2026	4,012
2027	4,010
2028	4,010
Thereafter	11,040
Total future amortization expense	$33,034
Goodwill
The changes in the carrying amount of goodwill were as follows (in thousands):

Nine Months Ended December 31, 2022
Balance, beginning of period	$18,915
Goodwill acquired	49,025
Balance, end of period	$67,940
No impairment charges on goodwill were recorded during the three and nine months ended December 31, 2022 and 2021.
10.  Equity
Preferred Stock
In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 100,000,000 shares of undesignated preferred stock with a par value of $0.001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors. As of December 31, 2022 and March 31, 2022, there were no shares of preferred stock issued and outstanding.
Common Stock and Creation of Dual-Class Structure
The Company has two classes of common stock authorized: Class A common stock and Class B common stock, and are collectively referred to as common stock throughout the notes to the condensed consolidated financial statements, unless otherwise noted. On June 8, 2021, the Company’s board of directors and stockholders approved an amendment to the Company’s amended and restated certificate of incorporation which authorized 1,000,000,000 shares of Class A common stock with par value of $0.001 and one vote per share, and 500,000,000 shares of Class B common stock with par value of $0.001 and ten votes per share. The holders of common stock are entitled to receive dividends, as may be declared by the board of directors. Each of the Company’s 85,523,836 shares of then-existing common stock outstanding was reclassified into Class B common stock. Each outstanding share of Class B common stock may be converted at any time at the option of the holder into one share of Class A common stock. As of December 31, 2022, there were 118,355,360 shares of Class A common stock, and 74,896,344 shares of Class B common stock outstanding.
Stock Repurchase Program
On May 12, 2022, the Company’s board of directors authorized a program to repurchase up to $70 million of the Company’s Class A common stock. As of September 30, 2022, the Company repurchased and retired 2,150,982 shares of Class A common stock for an aggregate purchase price of $70.0 million, thereby completing this share repurchase program.
On October 28, 2022, the Company’s board of directors authorized an additional program to repurchase up to $70 million of the Company’s Class A common stock. The repurchases may be executed from time to time over the next 12 months, subject to general business and market conditions and other investment opportunities, through open market purchases or privately

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
negotiated transactions, including through Rule 10b5-1 plans. Immediately upon the repurchase of any shares of Class A common stock, such shares shall be retired by the Company and shall automatically return to the status of authorized but unissued shares of Class A common stock. The Company did not repurchase any shares of common stock under this share repurchase program during the quarter ended December 31, 2022.
Common Stock Warrants
In March 2017, the Company issued a warrant to purchase 250,000 shares of common stock at an exercise price of $0.72 per share in connection with a contract signed between the Company and U.S. News & World Report, L.P., or U.S. News. The warrant expires 10 years from the date of grant. As of December 31, 2022, the warrant was fully vested. During the nine months ended December 31, 2022, the warrant for 125,000 shares were exercised with an intrinsic value of $4.0 million. The remaining warrant for 125,000 shares was outstanding as of December 31, 2022.
In October 2021, the Company issued a warrant to U.S. News (the “U.S. News Warrant”) to purchase 516,000 shares of Class A common stock with an exercise price of $12.56 per share in connection with the execution of a commercial agreement with the U.S. News (the “Commercial Agreement”). The U.S. News Warrant expires 10 years from the date of grant. The first tranche of the U.S. News Warrant vested on May 1, 2022 and the remainder will vest on a monthly basis over approximately 6 years. The grant-date fair value of the U.S. News Warrant was $34.7 million, which was determined using the Black-Scholes option-pricing model on the date of grant using the following assumptions: fair value of common stock of $76.50, volatility of 46.9%, risk-free interest rate of 1.61%, contractual term of 10 years, and an expected dividend of 0%. The fair value of the warrant is recognized as expense in cost of revenue in the condensed consolidated statements of operations on a straight-line basis over its vesting term of 6.48 years. During the nine months ended December 31, 2022, $4.0 million was recognized as stock-based compensation expense relating to the U.S. News Warrant. As of December 31, 2022, unamortized compensation expense, net of estimated forfeitures, related to the unvested warrants was $28.1 million, which is expected to be recognized over the remaining vesting period of 5.25 years.
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
The Company grants stock options under the terms of the Plans and outside of the Plans, as approved by the board of directors. During fiscal 2018, the Company granted 4,682,582 options outside of the Plans, of which 2,027,917 options were exercised and 2,654,665 were outstanding as of December 31, 2022.
The Company has shares of common stock reserved for issuance as follows (in thousands):

December 31, 2022
Common stock warrants	641
2010 Plan
Options outstanding	21,223
2021 Plan
Awards outstanding	2,022
Shares available for future grant	30,945
2021 ESPP	6,321
Options outstanding outside the plans	2,655
Total	63,807

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Stock Options
Stock options granted generally vest over four years with service-based, performance-based, and/or market-based conditions and expire ten years from the date of grant.
Stock option activities within the Plans as well as outside of the Plans were as follows:

	Number of Shares (in thousands)	Weighted-Average Exercise Price	Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance, March 31, 2022	26,983	$4.15	7.63	$1,293,545
Options exercised	(2,659)	2.77
Options forfeited or expired	(446)	5.62
Balance, December 31, 2022	23,878	4.27	6.95	699,367
Vested and exercisable as of December 31, 2022	11,697	2.35	5.97	365,043
Vested and expected to vest as of December 31, 2022	22,476	4.19	6.89	660,023
The aggregate intrinsic value of options exercised during the nine months ended December 31, 2022 and 2021 was $85.3 million and $406.9 million, respectively.
As of December 31, 2022, unamortized compensation expense, net of estimated forfeitures, related to unvested stock options was $41.2 million, which is expected to be recognized over a weighted-average period of 2.97 years.
The weighted-average grant-date fair value of options granted for the nine months ended December 31, 2021 was $10.73. The Company has not granted any stock options since the first quarter of fiscal 2022.
The fair value of each option on the date of grant was determined using the Black-Scholes option-pricing model with the assumptions set forth in the following table:

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
The following table summarizes RSU activity (in thousands, except per share information):

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance, March 31, 2022	534	$68.23
Granted	1,590	33.91
Vested	(203)	54.44
Forfeited	(92)	46.55
Unvested balance, December 31, 2022	1,829	41.01

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The total fair value of RSUs vested during the nine months ended December 31, 2022 and 2021 was $7.0 million and $1.4 million, respectively.
As of December 31, 2022, total unrecognized stock-based compensation cost, net of estimated forfeitures, related to unvested RSUs was $57.0 million, and is expected to be recognized over a weighted-average period of approximately 3.25 years.
Performance-Based Restricted Stock Units ("PSUs")
As of December 31, 2022, the Company had 193,455 PSUs outstanding, of which 73,377 were probable of vesting. The PSUs have performance-based vesting conditions that are satisfied upon meeting certain financial performance targets. The PSUs are valued using the closing stock price of the Company’s Class A common stock, which is traded on the NYSE, on the day of grant. As of December 31, 2022, the remaining unrecognized compensation expense relating to the PSUs probable of vesting, net of estimated forfeitures, was $1.7 million.
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Cost of revenue	$2,695	$1,912	$7,209	$2,973
Research and development	4,002	2,035	9,416	4,864
Sales and marketing	4,856	2,681	11,912	5,575
General and administrative	2,431	3,206	6,306	8,221
Total stock-based compensation expense	$13,984	$9,834	$34,843	$21,633

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
11.  Net Income Per Share Attributable to Common Stockholders
The following table presents the reconciliation of the numerator and denominator for calculating basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Numerator
Net income	$33,468	$55,647	$82,150	$118,057
Less: undistributed earnings attributable to participating securities	—	—	—	(21,866)
Net income attributable to Class A and Class B common stockholders, basic and diluted	$33,468	$55,647	$82,150	$96,191
Denominator
Weighted-average shares used in computing net income per share attributable to Class A and Class B common stockholders, basic	192,805	188,372	192,963	154,289
Dilutive effect of stock options	19,118	27,762	20,491	28,377
Dilutive effect of common stock warrants	122	247	144	230
Dilutive effect of other share-based awards	20	15	58	9
Weighted-average shares used in computing net income per share attributable to Class A and Class B common stockholders, diluted	212,065	216,396	213,656	182,905
Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.17	$0.30	$0.43	$0.62
Diluted	$0.16	$0.26	$0.38	$0.53
Certain potentially dilutive securities have been excluded from the calculation of diluted net income per share during the applicable periods because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Other share-based awards	1,291	254	491	118
Common stock warrants	516	477	516	159
Total	1,807	731	1,007	277
12.  Commitments and Contingencies
Minimum Guarantees
On October 8, 2021, the Company signed an amended agreement to revise and extend the existing partnership with the U.S. News for six years. This agreement can be terminated after three years by either party. Under this amended agreement, the Company pays the U.S. News a portion of the revenue generated with the end customers, subject to an annual minimum guarantee. As of December 31, 2022, the remaining annual minimum guarantee ranged from $3.0 million to $6.2 million. The total minimum guarantee for the remaining noncancelable period of 2 years was $6.6 million.
Other Contractual Commitments
The Company has a web hosting arrangement for 3 years ending December 31, 2024, with an annual commitment of $5.2 million. As of December 31, 2022, the total remaining commitment was $10.4 million.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Indemnification
The Company enters into indemnification provisions under agreements with other companies in the ordinary course of business, including, but not limited to, clients, business partners, landlords, and other parties involved in the performance of the Company’s services. Pursuant to these arrangements, the Company has agreed to indemnify, hold harmless, and reimburse the indemnified party for certain losses suffered or incurred by the indemnified party as a result of the Company’s activities. The terms of these indemnification agreements are generally perpetual. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable. The Company has never incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. The Company maintains commercial general liability insurance and product liability insurance that may offset certain of its potential liabilities under these indemnification provisions.
In addition, the Company has agreed to indemnify its officers and directors and certain key employees while they are serving in good faith in their respective capacities. To date, there have been no claims under these indemnification provisions.
Legal Matters
From time to time, the Company has become involved in claims and other legal matters arising in the ordinary course of business. The Company investigates these claims as they arise. Although claims are inherently unpredictable, the Company is currently not aware of any matters that, if determined adversely to the Company, would individually or taken together have a material effect on its results of operations, financial position, or cash flows. No loss contingencies were recorded for the three and nine months ended December 31, 2022 and 2021.
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
The components of lease expense were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Operating lease cost	$701	$285	$1,891	$846
Variable lease cost	15	25	187	74
Total lease cost	$716	$310	$2,078	$920
Supplemental cash flow information related to leases was as follows (in thousands):

	Nine Months Ended December 31,
	2022	2021
Cash paid for amounts included in measurement of lease liabilities—Operating cash flows	$551	$782
Supplemental balance sheet information related to leases was as follows:

	December 31, 2022	March 31, 2022
Weighted-average remaining lease term (in years)	7.17	1.64
Weighted-average discount rate	4.18%	3.95%

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Maturities of operating lease liabilities as of December 31, 2022 were as follows (in thousands):

Remainder of 2023	$167
2024	2,238
2025	2,411
2026	2,458
2027	2,497
Thereafter	8,656
Total future lease payments	$18,427
Less: imputed interest	(2,788)
Present value of lease liabilities	$15,639
14.  Income Taxes
The Company’s provision for (benefit from) income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any.
The Company’s effective tax rate of 18.3% and 14.8% for the three and nine months ended December 31, 2022, respectively, was lower than the U.S. federal statutory rate, primarily due to stock-based compensation related tax benefits, which are subject to limitations for certain executive officers under IRC section 162(m), and federal and state research and development tax credits. The Company’s effective tax rate of (55.4)% and (37.1)% for the three and nine months ended December 31, 2021, respectively, was lower than the U.S. federal statutory rate, primarily due to stock-based compensation related tax benefits, which are subject to limitations for certain executive officers under IRC section 162(m). The Company’s effective tax rate is based on forecasted annual income before income taxes which may fluctuate through the rest of the year.
The Company is only subject to income taxes in the United States. Significant judgment is required in evaluating the Company’s uncertain tax positions and determining the provision for income taxes. As of December 31, 2022 and March 31, 2022, the Company had unrecognized tax benefits (“UTBs”) of $7.5 million and $6.2 million, respectively. If realized, $5.2 million would impact the effective tax rate while the remainder would reduce deferred tax assets subject to a full valuation allowance. The Company does not expect any material changes to its UTBs within the next 12 months.
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
Substantially all of the Company’s long-lived assets were based in the United States as of December 31, 2022 and March 31, 2022. No country outside of the United States accounted for more than 10% of total revenue for the three and nine months ended December 31, 2022 and 2021. Substantially all of the Company’s revenue was derived in the United States for the three and nine months ended December 31, 2022 and 2021.

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
Our business model has delivered high revenue growth at scale with profitability. For the three months ended December 31, 2022 and 2021, we recognized revenue of $115.3 million, and $97.9 million, respectively, representing a year-over-year growth rate of 18%. For the nine months ended December 31, 2022 and 2021, we recognized revenue of $308.1 million and $249.9 million, respectively, representing a year-over-year growth rate of 23%. For the three months ended December 31, 2022 and 2021, our net income was $33.5 million and $55.6 million and our adjusted EBITDA was $55.5 million and $47.0 million, respectively. For the nine months ended December 31, 2022 and 2021, our net income was $82.2 million and $118.1 million and our adjusted EBITDA was $135.0 million and $110.9 million, respectively. We have accomplished this while focusing on our core mission to help every physician be more productive and provide better care for their patients.
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

For additional information, see “Risk Factors—Risks Related to Our Business—The resurgence or resolution of the COVID-19 pandemic and any other future pandemic, epidemic, or outbreak of an infectious disease may adversely affect our business, financial condition, and results of operations.”
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
The number of customers with at least $100,000 of revenue has grown steadily in recent years as we have engaged new customers and expanded within existing ones. This cohort of customers accounted for approximately 87% of our revenue for the TTM ended December 31, 2022.

	December 31,
	2022		2021
Number of customers with at least $100,000 of revenue	290	[1]	258
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

	December 31,
	2022		2021
Net revenue retention rate	119%	[1]	171%
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

The following table presents a reconciliation of net income to adjusted EBITDA, adjusted EBITDA margin, and net income margin (in thousands, except percentages):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Net income	$33,468	$55,647	$82,150	$118,057
Adjusted to exclude the following:
Acquisition and other related expenses	—	—	30	—
Stock-based compensation	13,984	9,834	34,843	21,633
Depreciation and amortization	2,616	1,361	7,575	3,672
Provision for (benefit from) income taxes	7,477	(19,838)	14,290	(31,957)
Change in fair value of contingent earn-out consideration liability	417	—	323	—
Other income, net	(2,461)	(20)	(4,173)	(485)
Adjusted EBITDA	$55,501	$46,984	$135,038	$110,920

Revenue	$115,262	$97,876	$308,086	$249,895
Net income margin	29%	57%	27%	47%
Adjusted EBITDA margin	48%	48%	44%	44%
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
The following table presents a reconciliation of our free cash flow to the most comparable GAAP measure, net cash provided by operating activities, for each of the periods indicated (in thousands):

	Nine Months Ended December 31,
	2022	2021
Net cash provided by operating activities	$132,963	$79,611
Purchases of property and equipment	(1,680)	(852)
Internal-use software development costs	(3,478)	(2,736)
Free cash flow	$127,805	$76,023
Other cash flow components:
Net cash used in investing activities	$(46,719)	$(616,948)
Net cash provided by (used in) financing activities	$(62,599)	$556,023

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
Through our acquisition of Curative Talent, completed in fiscal 2021, we also generate revenue from temporary and permanent medical recruiting services which we charge on an hourly-fee, and retainer and placement-fee basis, respectively. Revenue for temporary placement services is recognized net of third-party contractor fees. For the three and nine months ended December 31, 2022 and 2021, the revenue from temporary and permanent medical recruiting services was not significant to our total revenue.
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
Provision for (Benefit from) Income Taxes
Provision for (benefit from) income taxes consists primarily of income taxes in U.S. federal, state, and local jurisdictions in which we conduct business. We calculate income taxes in interim periods by applying an estimated annual effective tax rate to income before income taxes and by calculating the tax effect of discrete items recognized during the period. Our effective income tax rate generally differs from the U.S. statutory tax rate of 21.0% primarily due to U.S. federal and state research and development tax credits and stock-based compensation related tax benefits.

Results of Operations
The following tables set forth our condensed consolidated results of operations data and such data as a percentage of revenue for the periods presented.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
	(in thousands)
Revenue	$115,262	$97,876	$308,086	$249,895
Cost of revenue(1)	13,526	11,085	39,813	28,022
Gross profit	101,736	86,791	268,273	221,873
Operating expenses:
Research and development(1)	20,519	16,225	58,645	44,926
Sales and marketing(1)	33,220	25,698	90,375	66,230
General and administrative(1)	9,513	9,079	26,986	25,102
Total operating expenses	63,252	51,002	176,006	136,258
Income from operations	38,484	35,789	92,267	85,615
Other income, net	2,461	20	4,173	485
Income before income taxes	40,945	35,809	96,440	86,100
Provision for (benefit from) income taxes	7,477	(19,838)	14,290	(31,957)
Net income	$33,468	$55,647	$82,150	$118,057
_______________
(1)Costs and expenses include stock-based compensation expense as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue	$2,695	$1,912	$7,209	$2,973
Research and development	4,002	2,035	9,416	4,864
Sales and marketing	4,856	2,681	11,912	5,575
General and administrative	2,431	3,206	6,306	8,221
Total stock-based compensation expense	$13,984	$9,834	$34,843	$21,633

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
	(percentages of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	12	11	13	11
Gross profit	88	89	87	89
Operating expenses:
Research and development	18	17	19	18
Sales and marketing	29	26	29	27
General and administrative	8	9	9	10
Total operating expenses	55	52	57	55
Income from operations	33	37	30	34
Other income, net	2	—	2	—
Income before income taxes	35	37	32	34
Provision for (benefit from) income taxes	6	(20)	5	(13)
Net income	29%	57%	27%	47%

Comparison of the three and nine months ended December 31, 2022 and 2021.
Revenue

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentages)
Revenue	$115,262	$97,876	$17,386	18%	$308,086	$249,895	$58,191	23%
Revenue for the three months ended December 31, 2022 increased $17.4 million as compared to the same period in 2021. The increase was primarily driven by a $16.4 million increase in subscription revenue. Of the increase in subscription revenue, $8.2 million was driven by the addition of new subscription customers1 and $8.2 million was due to the expansion of existing customers. The expansion of existing customers was primarily driven by average revenue per existing Marketing Solutions customer increasing by 15% as a result of adding new brands and service lines, growing existing brands and service lines, and upselling additional modules. Approximately 93% of our revenue for the three months ended December 31, 2022 was derived from subscription customers. The remaining increase in revenue was driven by an increase in medical recruiting services.
Revenue for the nine months ended December 31, 2022 increased $58.2 million as compared to the same period in 2021. The increase was primarily driven by a $53.0 million increase in subscription revenue. Of the increase in subscription revenue, $17.9 million was driven by the addition of new subscription customers1 and $35.1 million was due to the expansion of existing customers. The expansion of existing customers was primarily driven by average revenue per existing Marketing Solutions customers increasing by 20% as a result of adding new brands and service lines, growing existing brands and service lines, and upselling additional modules. Approximately 93% of our revenue for the nine months ended December 31, 2022 was derived from subscription customers. The remaining increase in revenue was driven by an increase in medical recruiting services.
Cost of revenue, gross profit and gross margin

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentages)
Cost of revenue	$13,526	$11,085	$2,441	22%	$39,813	$28,022	$11,791	42%
Gross profit	$101,736	$86,791	$14,945	17%	$268,273	$221,873	$46,400	21%
Gross margin	88%	89%			87%	89%
Cost of revenue for the three months ended December 31, 2022 increased $2.4 million as compared to the same period in 2021. The increase was due to was due to a $1.1 million increase in personnel-related costs as a result of headcount growth of 20%, and a $0.8 million increase in stock-based compensation expense, primarily due to headcount growth and awards granted to existing employees.
Cost of revenue for the nine months ended December 31, 2022 increased $11.8 million as compared to the same period in 2021. The increase was due to a $4.4 million increase in personnel-related costs as a result of headcount growth of 28%, and a $4.7 million increase in expense related to the U.S. News partnership, of which $2.8 million related to the U.S. News Warrant granted in October 2021. In addition, there was an increase of $1.4 million in stock-based compensation expense, primarily due to headcount growth and awards granted to existing employees.
The gross margin for the three and nine months ended December 31, 2022 decreased primarily due to headcount growth and expenses related to our U.S. News partnership, offset by growth in revenues.
1 We define new subscription customers as (1) revenue-generating subscription customers in the current fiscal period who did not contribute any revenue for the same period in the prior fiscal year and (2) customers of the AMiON business following our acquisition of AMiON, which closed on April 1, 2022.

Operating Expenses
Research and development

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentages)
Research and development	$20,519	$16,225	$4,294	26%	$58,645	$44,926	$13,719	31%
Research and development expense for the three months ended December 31, 2022 increased $4.3 million as compared to the same period in 2021. The increase was primarily driven by a $1.7 million increase in personnel-related costs as a result of headcount growth of 8%. The increase was also driven by a $2.0 million increase in stock-based compensation expense, primarily due to headcount growth and awards granted to existing employees.
Research and development expense for the nine months ended December 31, 2022 increased $13.7 million as compared to the same period in 2021. The increase was primarily driven by a $7.2 million increase in personnel-related costs as a result of headcount growth of 14%. The increase was also driven by a $4.6 million increase in stock-based compensation expense, primarily due to headcount growth and awards granted to existing employees. In addition, there was a $1.5 million increase in third-party software costs as a result of increased research and development activities and a $1.0 million increase in employee events and travel-related expenses as compared to the prior period.
Sales and marketing

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentages)
Sales and marketing	$33,220	$25,698	$7,522	29%	$90,375	$66,230	$24,145	36%
Sales and marketing expense for the three months ended December 31, 2022 increased $7.5 million as compared to the same period in 2021. The increase was a result of the growth in our business, primarily driven by a $2.2 million increase in personnel-related costs due to headcount growth of 15%. The increase was also driven by a $2.2 million increase in stock-based compensation expense, primarily due to headcount growth and awards granted to existing employees. There was also an increase of $0.8 million due to amortization expense for the intangible assets acquired in the AMiON acquisition. Additionally, there was a $0.8 million increase in commissions and incentive compensation costs driven by an increase in sales activity and a $0.5 million increase in employee events and related travel expenses as compared to the prior period.
Sales and marketing expense for the nine months ended December 31, 2022 increased $24.1 million as compared to the same period in 2021. The increase was primarily driven by a $7.5 million increase in personnel-related costs due to headcount growth of 19%. The increase was also driven by a $6.3 million increase in stock-based compensation expense, primarily due to headcount growth and awards granted to existing employees and a $4.0 million increase in costs related to employee events, travel, trade shows, and conferences. There was also an increase of $2.4 million due to amortization expense for the intangible assets acquired in the AMiON acquisition. The remaining increase primarily related to a $2.7 million increase in commissions and incentive compensation costs driven by an increase in sales activity.
General and administrative

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentages)
General and administrative	$9,513	$9,079	$434	5%	$26,986	$25,102	$1,884	8%
General and administrative expense for the three months ended December 31, 2022 increased $0.4 million as compared to the same period in 2021, primarily driven by an increase in personnel-related costs due to headcount growth.
General and administrative expense for the nine months ended December 31, 2022 increased $1.9 million as compared to the same period in 2021. The increase was driven by a $1.4 million increase in personnel-related costs due to headcount growth and a $0.5 million increase in business insurance as we incurred additional expenses as a result of becoming a public company. In addition, there was a $0.5 million increase in third-party software costs. These increases were partially offset by a $1.9 million decrease in stock-based compensation expense primarily due to lower expense from a market-based award which completed vesting in the first quarter of fiscal 2023 and lower expense from other performance-based awards.
Other income, net

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentages)
Other income, net	$2,461	$20	$2,441	12205%	$4,173	$485	$3,688	760%
Other income, net for the three and nine months ended December 31, 2022 increased $2.4 million and $3.7 million, respectively, as compared to the same period in 2021, primarily driven by increases in interest income due to higher yields earned on our marketable securities.
Provision for (benefit from) income taxes

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$7,477	$(19,838)	$27,315	NM	$14,290	$(31,957)	$46,247	NM
___________________
NM: Percentage not meaningful.
For the three months ended December 31, 2022, we had income tax expense of $7.5 million as compared to an income tax benefit of $19.8 million for the same period in 2021. This change was primarily driven by decreased tax deductions from stock option activities.
For the nine months ended December 31, 2022, we had income tax expense of $14.3 million as compared to an income tax benefit of $32.0 million for the same period in 2021. This change was primarily driven by decreased tax deductions from stock option activities, partially offset by increased federal and state research and development tax credits.
Liquidity and Capital Resources
Since inception, we have financed operations primarily through proceeds received from sales of equity securities and payments received from our customers. As of December 31, 2022, our principal sources of liquidity were cash and cash equivalents and marketable securities of $801.0 million. Our marketable securities consist of U.S. government and agency securities, corporate notes and bonds, commercial paper, certificates of deposit, asset-backed securities, and sovereign bonds.
In June 2021, we completed our IPO, in which we issued and sold 22,505,750 shares of our Class A common stock at $26.00 per share, including 3,495,000 shares issued upon the exercise of the underwriters’ option to purchase additional shares. We received proceeds of $548.5 million after deducting underwriting discounts and commissions as well as deferred offering costs.
On May 12, 2022, the Company’s board of directors authorized a program to repurchase up to $70 million of the Company’s Class A common stock. As of September 30, 2022. the Company repurchased 2,150,982 shares of Class A common stock for an aggregate purchase price of $70 million, thereby completing this share repurchase program.
On October 28, 2022, the Company’s board of directors authorized an additional program to repurchase up to $70 million of the Company’s Class A common stock. The repurchases may be executed from time to time over the next 12 months, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. Immediately upon the repurchase of any shares of Class A common stock, such shares shall be retired by the Company and shall automatically return to the status of authorized but unissued shares of Class A common stock. The Company did not repurchase any shares of common stock under this share repurchase program during the quarter ended December 31, 2022.

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
Cash Flows

	Nine Months Ended December 31,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$132,963	$79,611
Net cash used in investing activities	$(46,719)	$(616,948)
Net cash provided by (used in) financing activities	$(62,599)	$556,023
Net cash provided by operating activities
Cash provided by operating activities was $133.0 million for the nine months ended December 31, 2022. This consisted of net income of $82.2 million, adjusted for non-cash items of $64.7 million and a net outflow from operating assets and liabilities of $13.9 million. Non-cash items primarily consisted of stock-based compensation expense of $34.8 million, deferred income taxes of $9.4 million, depreciation and amortization expense of $7.6 million, amortization of deferred contract costs of $6.4 million, and amortization of the premium on marketable securities of $3.1 million. The net outflow from operating assets and liabilities was driven by an $18.1 million decrease in deferred revenue due to the timing of customer billings and program launches, and a $6.4 million increase in deferred contract costs. These outflows were partially offset by a $6.2 million decrease in accounts receivable due to the timing of billings and collections, a $2.7 million increase in accounts payable, accrued expenses, and other liabilities, which was primarily a result of the timing of the ESPP and commission payments, and a $1.9 million decrease in prepaid expenses and other assets due to a decrease in prepaid taxes.
Cash provided by operating activities was $79.6 million for the nine months ended December 31, 2021. This consisted of net income of $118.1 million, adjusted for non-cash items of $5.1 million and a net outflow from operating assets and liabilities of $43.5 million. Non-cash items primarily consisted of stock-based compensation expense of $21.6 million, amortization of deferred contract costs of $7.4 million, depreciation and amortization expense of $3.7 million, and amortization of premium on marketable securities of $2.9 million, offset by a negative non-cash adjustment for deferred tax benefit of $32.0 million. The net outflow from operating assets and liabilities was primarily driven by a $19.6 million increase in accounts receivable due to the growth of our business and the timing of collections, a $17.5 million decrease in deferred revenue due to the timing of customer billings and program launches, and a $6.7 million increase in deferred contract costs due to increased sales activity. These decreases were partially offset by an increase of $8.1 million in accounts payable, accrued expenses, and other liabilities, which was primarily a result of increased accrued incentive compensation.
Net cash used in investing activities
Cash used in investing activities was $46.7 million for the nine months ended December 31, 2022, which primarily consisted of $130.3 million of marketable securities purchases, $53.5 million paid for the acquisition of AMiON, $3.5 million for internal-use software development costs, and $1.7 million for purchases of property and equipment. These payments were partially offset by proceeds from the sale of marketable securities of $107.2 million and proceeds from the maturities of marketable securities of $35.0 million.
Cash used in investing activities was $616.9 million for the nine months ended December 31, 2021, which primarily consisted of purchases of marketable securities of $1.3 billion, partially offset by proceeds from the sale of marketable securities of $616.9 million and proceeds from the maturities of marketable securities of $41.6 million.

Net cash provided by (used in) financing activities
Cash used in financing activities was $62.6 million for the nine months ended December 31, 2022, which primarily consisted of common stock repurchases of $70.0 million and $2.4 million of taxes paid related to the net share settlement of equity awards. These payments were partially offset by $7.5 million of proceeds from the exercise of stock options and common stock warrants and $2.3 million of proceeds from the issuance of common stock related to the employee stock purchase plan.
Cash provided by financing activities was $556.0 million for the nine months ended December 31, 2021, which primarily consisted of $553.9 million of proceeds from the issuance of common stock upon our initial public offering after deducting underwriting fees and commissions, and $9.2 million of net proceeds from the exercise of stock options. These proceeds were partially offset by $4.0 million in payments for deferred offering costs and $2.7 million from the repurchase and retirement of common stock.
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
Jumpstart Our Business Startups Act of 2012
We are an emerging growth company, as defined in the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act for the adoption of certain accounting standards until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. Based on the market value of our Class A common stock held by non-affiliates as of the last business day of our fiscal second quarter ended September 30, 2022, we will cease to be an emerging growth company as of March 31, 2023, the end of our current fiscal year.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Substantially all of our operations are within the United States and we do not have any foreign currency exposure. We are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and inflation.
Interest Rate Risk
Our cash and cash equivalents and marketable securities primarily consist of cash on hand and highly liquid investments in money market funds, corporate notes and bonds, asset-backed securities, commercial paper, certificates of deposit, U.S. government and agency securities, and sovereign bonds. As of December 31, 2022, we had cash and cash equivalents of $136.5 million and marketable securities of $664.5 million. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair value of our investments. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates.
A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $6.1 million and $10.6 million, respectively, in the market value of our cash equivalents and marketable securities as of December 31, 2022 and March 31, 2022. Fluctuations in the value of our investments caused by a change in interest rates are recorded in other comprehensive income and are realized in net income only if we sell the underlying securities.
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
Since launching our platform in fiscal 2012, we have experienced rapid growth and we continue to rapidly and significantly expand our operations. While we have experienced significant revenue growth in prior periods, it is not indicative of our future revenue growth. We expect our revenue growth rate may decline. In the three and nine months ended December 31, 2022, our revenue grew by 18% and 23%, respectively, as compared to the same period last year. In addition, our full-time equivalent employee headcount has grown from 887 as of March 31, 2022 to 973 as of December 31, 2022. This expansion increases the complexity of our business and places significant strain on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions. We may not be able to manage growth effectively, which could damage our reputation, limit our growth, and negatively affect our operating results.
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
Our customer base may decline or fluctuate due to a number of factors, including the prices of our solutions, the prices of products and services offered by our competitors, reduced hiring by our customers or reductions in their talent or marketing spending levels due to macroeconomic or other factors, and the efficacy and cost-effectiveness of our solutions. In particular, our overall performance depends, in part, on worldwide economic conditions. In recent months, we have observed increased economic uncertainty in the United States and abroad. As our customers react to global economic conditions, including the impact of inflation on wages and labor costs, raw material costs, reduced discretionary spending, and the potential for a global recession, we may see them reduce spending on our solutions and take additional precautionary measures to limit or delay expenditures and preserve capital and liquidity. Reductions in spending on our solutions, delays in purchasing decisions, lack of renewals, and an inability to attract new customers, as well as pressure for extended billing terms or pricing discounts, could limit our ability to grow our business and could negatively affect our operating results and financial condition. Internet search engines could also change their methodologies in ways that adversely affect our ability to optimize our page rankings within their search results. If this occurs, our ability to successfully market our services may be harmed. If we are unable to retain and increase sales of our solutions to existing customers and their agencies or attract new ones for any of the reasons above or for other reasons, our business, financial condition, and results of operations could be adversely affected.
Our revenue is relatively concentrated within a small number of key customers, and the loss of one or more of such key customers could slow the growth rate of our revenue or cause our revenue to decline.
For the three and nine months ended December 31, 2022, and for the three months ended December 31, 2021, none of our customers accounted for 10% or more of total revenue. For the nine months ended December 31, 2021, one of our customers accounted for 10% or more of total revenue. In addition, some of our customers purchase our services indirectly through marketing agencies, some of whom represent a number of customers. The sudden loss of any of our largest customers or the renegotiation of any of our largest customer contracts, either directly or through marketing agencies, could have a significant impact on our revenue, the growth rate of our revenue, our reputation, and our ability to obtain new customers.
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
The resurgence or resolution of the COVID-19 pandemic and any other future pandemic, epidemic, or outbreak of an infectious disease may adversely affect our business, financial condition, and results of operations.
COVID-19, including its variants, has caused us to modify our business practices, and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, members, and partners. Despite vaccine efforts, the full extent to which the COVID-19 pandemic will impact our business, results of operations, and financial condition is still unknown and will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the impact and severity of new variants, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future.
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
•the entrance of new competitors in our market whether by established companies or new companies;
•changes in our pricing policies or those of our competitors;
•the cost of investing in our technology infrastructure, which may be greater than we anticipate;
•our ability to maintain or increase our member base and member engagement;
•disruptions or outages in our website availability, actual or perceived breaches of privacy, and compromises of our member data; and
•general industry and macroeconomic conditions which would adversely impact sales.
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
There are numerous domestic and foreign laws, regulations, self-regulatory schemes, and standards regarding privacy, data protection, and information security and Processing (collectively, “Data Protection Laws”), the number and scope of which is changing, subject to differing applications and interpretations, and which may be inconsistent across jurisdictions or in conflict with each other. The regulatory framework for privacy, data protection, and information security issues worldwide is evolving and is likely to remain in flux for the foreseeable future. Various governmental and consumer agencies have also called for new regulations and changes in industry practices. Practices regarding privacy, data protection, and information security have recently come under increased public and regulatory scrutiny. The actual or perceived failure to address or comply with applicable Data Protection Laws by us or our customers, partners, or vendors could increase our compliance and operational costs, expose us to regulatory scrutiny, actions, fines, and penalties, result in reputational harm, lead to a loss of customers, reduce the use of our services, result in litigation and liability, have a material adverse effect on our business operations or financial results, or otherwise result in other material harm to our business.
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
In addition, U.S. states have begun to introduce more comprehensive Data Protection Laws. For example, the California Consumer Privacy Act, or CCPA, went into effect in January 2020 and established a new privacy framework for covered businesses such as ours that expands the scope of personal information and provides new privacy rights for California residents. These changes required us to modify our data processing practices and policies and incur compliance related costs and expenses. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches, which may increase the likelihood and cost of data breach litigation. Additionally, the California Privacy Rights Act, or CPRA, went into effect on January 1, 2023 and significantly modified the CCPA by, among other things, creating a dedicated privacy regulatory agency, requiring businesses to implement data minimization and data integrity principles, and imposing additional requirements for contracts addressing the processing of personal information.
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
In addition, a substantial portion of our workforce is currently working remotely on a part or full time basis. This could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions. Any of the foregoing could have a material adverse effect on us.
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
We maintain systems and procedures designed to ensure that our communications and the communications made by members and others using our platform comply with applicable laws and regulations; however, some legal/regulatory frameworks provide for the imposition of fines or penalties for noncompliance even though the noncompliance was inadvertent or unintentional and even though there were systems and procedures designed to ensure compliance in place at the time.
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
Content-related legislation or judicial review may require us to change our solutions or business practices, increase our compliance costs, or otherwise impact our operations or our ability to provide services in certain geographies. In addition, we could incur significant costs investigating and defending claims for violating such requirements and, if we are found liable, significant damages.
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
As of March 31, 2022, we accumulated $124.1 million and $97.1 million of federal and state net operating loss carryforwards, or NOLs, to reduce future taxable income, portions of which will begin to expire in 2027. Under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other tax attributes, including R&D tax credits, to offset its post-change income or taxes may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5 percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Based on an assessment of our historical ownership changes through December 31, 2022, we do not anticipate a current limitation on the tax attributes. Our ability to use NOLs and other tax attributes to reduce future taxable income and liabilities may be subject to limitations as a result of ownership changes that may occur in the future.
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
In the ordinary course of our business, we may enter into collaborations, in-licensing arrangements, joint ventures, strategic alliances, or technology partnerships to develop proposed solutions and to pursue new markets. Proposing, negotiating, and implementing collaborations, in-licensing arrangements, joint ventures, strategic alliances, or partnerships may be a lengthy and complex process. Other companies, including those with substantially greater financial, marketing, sales, technology, or other business resources, may compete with us for these opportunities or arrangements. We may not identify, secure, or complete any such transactions or arrangements in a timely manner, on a cost-effective basis, on acceptable terms, or at all. We have limited institutional knowledge and experience with respect to these business development activities, and we may also not realize the anticipated benefits of any such transaction or arrangement. In particular, these collaborations may not result in the development of solutions that achieve commercial success or result in significant revenue and could be terminated prior to developing any solutions.
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
We are subject to income taxes in the United States and our tax provision could also be impacted by changes in accounting principles and changes in U.S. federal and state tax laws applicable to corporations. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, or Tax Act, and the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, of 2020 significantly changed how the U.S. Department of Treasury imposes income taxes on U.S. corporations. We made significant judgments and assumptions in the interpretation of these laws and in our calculations reflected in our financial statements. The U.S. Department of Treasury, the Internal Revenue Service, or the IRS, and other standard-setting bodies may issue additional guidance on how the provisions of the Tax Act and CARES Act will be applied or otherwise administered, and additional accounting guidance or interpretations may be issued in the future that is different from our current interpretation. As another example, the U.S. Supreme Court’s decision in South Dakota v. Wayfair, Inc., increasing states’ ability to assert taxing jurisdiction on out-of-state retailers could result in certain additional jurisdictions asserting that sales and use and other taxes are applicable, which could result in tax assessments, penalties, and interest, and we may be required to collect such taxes in the future. After the U.S. Supreme Court's decision in South Dakota v. Wayfair, Inc., several U.S. states imposed an economic presence standard with respect to the imposition of taxes. These new rules often have uncertainty with respect to the level of activity necessary to cause a taxable presence for taxpayers within the state. Accordingly, additional jurisdictions may assert sales and use and other taxes, which could result in tax assessments, penalties, and interest, and we may be required to collect and remit/pay such taxes in the future. The U.S. Supreme Court’s decision in South Dakota v. Wayfair, Inc. increasing states’ ability to assert taxing jurisdiction on out-of-state retailers could result in certain additional jurisdictions asserting that sales and use and other taxes are applicable, which could result in tax assessments, penalties, and interest, and we may be required to collect such taxes in the future.
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
We incur significant expenses in developing our technology, marketing and providing the tools and solutions we offer, and acquiring customers. Our costs may increase due to our continued new product development and general administrative expenses, such as legal and accounting expenses related to becoming and being a public company. As a public company, we will continue to incur significant legal, accounting, insurance, and other expenses, which we expect to further increase after we are no longer an “emerging growth company,” which, based on the market value of our Class A common stock held by non-affiliates as of the last business day of our fiscal second quarter ended September 30, 2022, will be March 31, 2023. Compliance with these reporting requirements and other rules of the SEC and the rules of the New York Stock Exchange have and will continue to increase our legal and financial compliance costs and make some activities more time-consuming and costly. Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert management’s attention from implementing our growth strategy, which could prevent us from successfully implementing our strategic initiatives and improving our business, operating results, financial condition, and prospects. If we fail to manage these additional costs or increase our revenue, we may incur losses in the future.
We are an “emerging growth company” and our compliance with the reduced reporting and disclosure requirements applicable to “emerging growth companies” may make our Class A common stock less attractive to investors.
We are currently an “emerging growth company,” as defined in the JOBS Act. Companies may remain as an “emerging growth company” until the fiscal year-end following the fifth anniversary of the completion of an initial public offering, though may cease to be an “emerging growth company” earlier under certain circumstances, including if (i) the company has more than $1.07 billion in annual revenue in any fiscal year, (ii) it has become a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates as of the end of the second quarter of that fiscal year, or (iii) it issues more than $1.0 billion of non-convertible debt over a three-year period.

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
Healthcare laws and regulations are rapidly evolving and may change significantly in the future, which could adversely affect our financial condition and results of operations. Certain regulatory changes that have occurred in response to the COVID-19 pandemic, have created opportunities for us. For example, many states have expanded Medicaid and commercial coverage for telehealth, in many cases at parity with brick and mortar services and with $0 co-pay. However, if states do not maintain this reimbursement parity after the pandemic, this could lower usage of our network. In addition, OCR has announced that they will not impose penalties for noncompliance with the regulatory requirements under the HIPAA Rules for covered healthcare providers in connection with good faith provision of telehealth during the COVID-19 nationwide public health emergency. However, if this enforcement discretion is rescinded and if other changes are rolled back after the pandemic, such changes could negatively impact usage on our network.
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
Further, we cannot predict the likelihood, nature, or extent of health reform initiatives that may arise from future legislation or administrative action, particularly following any changes in the Presidential administration. The introduction of new solutions may require us to comply with additional, yet undetermined, laws and regulations. In addition, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including our executive officers and directors and their affiliates, together hold approximately 86% of the voting power of our outstanding capital stock as of December 31, 2022. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively will continue to control a substantial majority of the combined voting power of our common stock and therefore, assuming no material sales of such shares, will be able to control all matters submitted to our stockholders for approval until ten years from the date the Company filed its final prospectus with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, or the Securities Act, on June 25, 2021, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders. Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning purposes. The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. If, for example, our executive officers (including our Chief Executive Officer), employees, directors and their affiliates retain a significant portion of their holdings of Class B common stock for an extended period of time, they could, in the future, continue to control a majority of the combined voting power of our Class A common stock and Class B common stock.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 9, 2023.

DOXIMITY, INC.

By:	/s/ Jeffrey Tangney
Jeffrey Tangney Chief Executive Officer (Principal Executive Officer)

By:	/s/ Anna Bryson
Anna Bryson Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)