Form 10-K
period 2023-03-31
Doximity, Inc.
filed 2023-05-26
CIK 1516513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2023
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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of September 30, 2022, based on the closing price of $30.22 for a share of Class A common stock on the New York Stock Exchange, was approximately $3.63 billion.
The registrant had outstanding 121,441,605 shares of Class A common stock and 73,224,944 shares of Class B common stock as of May 19, 2023.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to the 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended March 31, 2023.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, which are statements that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
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
•our expectations regarding the impact of uncertainty in the current economic environment and macroeconomic uncertainty, including the resurgence or resolution of the COVID-19 pandemic or other pandemics, epidemics or infectious diseases;
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

PART I
Item 1. Business
Overview
We are the leading digital platform for U.S. medical professionals, as measured by the number of U.S. physician members, with over two million medical professional members as of March 31, 2023. Our members include more than 80% of physicians across all 50 states and every medical specialty, as well as over 50% of U.S. nurse practitioners and physician assistants, and over 90% of graduating U.S. medical students.
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
At the core of our platform is the largest medical professional network in the nation, which creates proximity within our community of doctors and hundreds of thousands of other medical professionals. Our focus on clinician-centric product design and productivity has led to high levels of adoption and endorsement by health professionals. For example, we had over 380,000 unique active providers use our telehealth tools in the quarter ended March 31, 2023.
Our business model is designed to both respect and support physicians while driving value for our customers through our Marketing, Hiring, and Telehealth Solutions (as defined below). Our revenue-generating customers, primarily pharmaceutical manufacturers and health systems, have access to a suite of commercial solutions that benefit from broad physician usage.
Our “Marketing Solutions” enable our pharmaceutical and health system customers to get the right content, services, and peer connections to the right medical professionals through a variety of modules. Our Marketing Solutions deliver high engagement and help those customers embrace the shift to digital marketing. We count the top pharmaceutical manufacturers, hospitals, and health systems as our customers.
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
Our member interactions have enabled us to build a vast, interactive data set intelligently combining proprietary information and previously-siloed public information. When combined with our customized algorithms and our team of analysts, engineers, and clinical experts, we believe we have unique, unparalleled insight into the specific needs of U.S. medical professionals that would be highly challenging and time-consuming for any competitor to replicate.
Our Tools for Medical Professionals
The Doximity platform is free to join and use for U.S. medical professionals. Becoming a member of Doximity is as simple as navigating to our homepage or downloading our mobile app, and completing our simple identity and credential verification process. Our platform provides most medical professionals with a pre-populated Doximity professional profile reflecting publicly and commercially available third-party data which members can further supplement, update, and refine.
Once verified, members gain access to our network, newsfeed, and—depending on their credentials—our productivity tools, including voice and video Dialer.

Our Professional Network
•Profile. Members have a personalized and validated professional profile on the Doximity network that acts as a digital curriculum vitae. Profile information includes education and training, hospital affiliations, and practice contact information as well as certifications and licenses, specialization and clinical expertise, links to published research reports and press mentions, clinical trial participation, and any awards conferred. Our technology automatically searches for and updates profiles with new relevant information such as additional press mentions and awards. Members may also choose to share personal contact information (such as email or cell phone number) with other medical professionals on our platform.
•Connectivity with colleagues. Our network makes it easy for professionals to connect and stay in touch with the broader medical community. We regularly suggest new connections to members, such as co-residents, co-fellows, co-authors, colleagues from the same hospital or practice, and medical school classmates, enabling referrals, and sharing of medical knowledge and career opportunities.
•Search. Members can use our powerful search technology to find other medical professionals by name, specialty, expertise, affiliation, or location. For example, a physician may have a patient with a chronic condition that requires specialist care at another health system or in another state. The physician can use our search tool to find the right expert for the specific chronic condition at the closest health system, and potentially leverage mutual connections for a warm introduction.
•Careers. Our platform provides numerous tools that empower physicians to manage their careers effectively from training through retirement.
◦For practicing physicians. Members can browse permanent and locum tenens opportunities, set up job alerts to stay abreast of career opportunities matching their interests, and directly connect with our Hiring Solutions customers. Members also have access to detailed job market data, such as our Salary Map, which provides an unparalleled county-level look at physician compensation trends across specialties and geographies.
◦For students and residents. Members beginning their medical careers can discover and compare training programs across the country using Residency Navigator, a tool that provides a transparent look into U.S. medical residency programs, powered by peer nominations, ratings, and firsthand reviews, giving medical students the information they need to navigate their future in medicine and to help choose the right program for their career goals. We do not accept fees or payments from hospitals or medical residency programs to impact their ranking or visibility on Residency Navigator. Residency Navigator serves as a relationship funnel for new members at the beginning of their medical careers. Over 90% of graduating U.S. medical students join Doximity to use tools including Residency Navigator before earning their medical degree.
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
•Clinical discussions. Members can comment on and react to posts directly in their newsfeeds. For example, members might discuss the results of a new clinical study, or even ask questions to the author of that study. Ultimately, dialogue and interactive elements drive engagement within the ecosystem and facilitate peer-to-peer education.
•Op-Med. Members can submit Op-Med articles for publication on Doximity. These articles are long-form content written by clinicians for clinicians, covering topics such as front-line experiences and practice-changing viewpoints. They provide the opportunity for our members to express their expertise and further elevate and engage the profession.
•Sponsored content. Certain articles, videos, and other types of content are identified as sponsored content and are designed to be highly relevant to our members. Sponsored content is created in concert with our customers, including pharmaceutical manufacturers and health systems, and may include information about medications, clinical trials, guidelines and resources, and trends in medical and patient care. Sponsored content is developed in collaboration with our customer success team to ensure they meet the high quality standards of our community.
Productivity
Members of our platform are able to access our productivity tools, a suite of Health Insurance Portability and Accountability Act, or HIPAA, compliant communication and digital workflow tools that are designed with their needs in mind to make their daily workflows more efficient. We include the following critical digital tools in one easy-to-use app and website.
•Digital Workflow: Fax and eSignature. The Doximity platform allows physicians to send and receive HIPAA-compliant faxes through our mobile app or website. Members can electronically create, sign, edit, date, add attachments, and customize the cover page for their faxed documents, eliminating the need to print, manually sign, and re-scan documents. This streamlines patient care coordination and digital record keeping. .
•Secure Messaging. The Doximity messaging functionality enables members to collaborate securely regarding patient consultations and coordinate care across multiple care team members, specialists, systems, or locations.
•Dialer. Our members can connect with their patients through our Dialer telehealth feature: Dialer Free is available for free to verified healthcare provider members, Dialer Pro is a paid version with some enhanced capabilities, and Dialer Enterprise is available for purchase by health systems and hospitals. Calls can be voice or video-based, and our service provides valuable features such as a preset Caller ID displaying the provider’s office number, the ability to easily add an interpreter or family member, or to hand off the call to another member of the care team with one click, all in a HIPAA-compliant manner.
Our Solutions for Healthcare Customers
We offer Marketing, Hiring, and Telehealth Solutions to pharmaceutical manufacturers, health systems, medical recruiting firms, and certain other healthcare companies on a predominantly subscription basis. Our solutions benefit both our customers and our members, containing useful and relevant information for the member's particular area of practice and their patients’ needs, while being respectful of their time.
Marketing Solutions
We provide a digital marketing platform for pharmaceutical manufacturers and health systems to serve our members with tailored sponsored content that is highly relevant to their clinical practices, including information about medications, clinical trials, guidelines and resources, and trends in medical and patient care. Pharmaceutical manufacturers purchase programs on a brand-by-brand basis, and health systems execute programs on a service line-by-service line basis. Service lines in health systems refer to patient-centric clinical specialties, such as cardiology, oncology, neurology, and otolaryngology, among others.
Our customers are able to specify a combination of audience attributes, such as specialty, credential, and location, and also choose modules. Modules are the core building blocks of the marketing plan and are additive to one another. We package them into sponsored programs to meet the needs of individual brands and service lines. Our sponsored modules can be categorized as Awareness, Interactivity, and Peer, as follows:
•Awareness: sponsored modules that generate awareness and build name recognition, such as text and video articles. The content of these modules may include updates on how certain drugs perform in clinical trials, the opening of new hospitals or departments within a health system, or other information that is relevant to our members.

•Interactivity: sponsored modules that enable digital activities such as conference attendance, connecting with a sales representative, booking an appointment, or ordering product samples.
•Peer: sponsored modules that enable our members to connect and build professional relationships with thought-leaders, department chairs, and other experts within the Doximity network.
We continuously seek to develop new modules in response to customer feedback and market trends and to address specific needs of our customers. For example, an Interactivity module may appear adjacent to articles about scientific congresses or professional meetings. We take a rigorous approach to launching new modules, including internal and customer pilots.
Our goal is to make sponsored content useful, relevant, and informative for our members. We have a customer success team that ensures both that our customers receive tangible, measurable, and repeatable benefits from their marketing spend, and that our members have access to sponsored content that is relevant, informative, and meets the high quality standards of our community. The team works directly with our customers to deeply understand a customer’s goals, priorities, and messaging before helping with content and media formats. Our team can develop new content or fine-tune and reformat existing content for digital and feed-friendly marketing. We also provide ongoing support and reporting at the customer’s request.
We have become a valued collaborator to our customers. We have a track record of expanding throughout the medication portfolios of pharmaceutical customers and into additional service lines throughout a health system while also upselling additional modules.
Hiring Solutions
We offer our Hiring Solutions to both health systems and medical recruiting firms, which pay for subscriptions that provide them the ability to search and connect with medical professionals on Doximity. Our AI and ML-supported platform enables customers to run highly targeted hiring campaigns across a range of medical specialties and sub-specialties, uncovering passive but eligible candidates for proactive outreach for any locum tenens or permanent position.
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
Both job posts and direct messages are sold as a subscription that entitles the customer to a certain number of job listings or messages on a self-serve basis throughout the subscription period.
We also have a tech-enabled, higher-touch Hiring Solution called Curative Talent, combining Doximity’s data science and intelligence with the service of Curative’s customer-focused recruiters. Our account managers at Curative work with health systems to source both locum tenens and permanent staffing, leveraging our platform and providing a higher level of support on an ongoing basis than our self-service Hiring Solutions. Health systems contract staffing placements directly with Curative on an hourly-fee or a placement-fee basis.
Telehealth Solutions for Health Systems
We provide Dialer Enterprise to health systems and hospitals seeking an accessible and powerful telehealth solution. The organic adoption of our direct-to-member offerings—Dialer Free and Dialer Pro— is an important factor driving our Enterprise offerings. Many users have already adopted Dialer into their regular workflow and this familiarity significantly streamlines implementation when health systems are deploying Dialer Enterprise while competitor solutions often require a full physician training.
Dialer Enterprise enables unlimited access to Dialer for all users across a health system’s organization, and unlocks the same premium feature set as Dialer Pro with an added service layer for the organization that includes a dedicated customer success manager, premium user support, and monthly utilization reporting. Health system customers also have the opportunity to brand the user and patient experience as well as leverage their own security and HIPAA contractual requirements to create consistent protocols for use. Our health system team can also integrate Dialer into our customer's electronic medical record system so that their users can access Dialer directly within their existing clinical workflows.
Dialer Enterprise is sold as a subscription, with pricing based on the size of the health system.

Scheduling Capabilities for Health Systems
We also offer a shift scheduling service to health systems through our acquisition of AMiON, which closed on April 1, 2022. AMiON helps health systems easily manage care coverage across their service lines, by enabling administrators and staff to view work schedules, communicate with colleagues, swap and adjust shifts, and sync work shifts to personal calendars.
Our Strengths
Our business exhibits a number of key strengths which we believe position us to drive sustained growth.
•We are the trusted and secure physician-first platform. Since our founding, Doximity has been built to be physician-first, with trust at the core of what we do. We verify the identities and credentials of our medical professionals through integration with third-party databases. In addition, our communications solutions are HIPAA compliant, providing medical professionals with a critical platform for protected communications.
•We have the largest digital network of medical professionals. Our members have the broadest available range of professional connections and networking opportunities through our platform, and we believe we have become the primary physician-to-physician connectivity medium. The scale and strength of our network have made us a strategic collaborator of choice for pharmaceutical manufacturers and health systems. We enable these organizations to engage with a valuable and otherwise difficult-to-reach audience, covering an increasing number of specialized medical professionals and enabling targeted outreach.
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
•We are deeply embedded in physician workflows. Our tools and third-party integrations are designed to solve workflow pain points for physicians. Our tools provide physicians with the ability to deliver best-in-class healthcare, spend more time with patients, and ultimately improve patient care.
•We innately understand physician workflows are different from traditional technology workflows. Through having product leaders who are physicians, designers, and engineers familiar with healthcare services, and an extended team of medical professionals in our advisory committees, we are able to build solutions that enable physicians to better care for their patients and act as an extension of their practice.
•We are strategic to our customers. We provide a unique, digital channel to connect our customers with the most valuable professionals in healthcare. Marketing Solutions customers, such as pharmaceutical manufacturers and health systems, gain access to a solution with a proven return on investment. Hiring Solutions customers, including health systems and medical recruiting firms, gain access to a comprehensive nationwide network and database of specialty and sub-specialty professionals. We align our goals with our customers and help them make the necessary leap to digital.
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
•Expand within existing customers of our solutions. Our existing customers represent a significant opportunity to grow our platform. Many of our large pharmaceutical customers initially run marketing programs for a certain number of brands but have a track record of increasing their spend with us both by adding modules and expanding across more of their portfolio of brands once they have seen the quantifiable benefits of our Marketing Solutions. Health systems have a similar track record of expanding their usage of our platform across different service lines.

•Attract new customers. We have an opportunity to engage additional pharmaceutical manufacturers and health systems and potential customers in other industries as we raise awareness of our offerings through our sales and marketing efforts and as we expand our offerings.
•Further monetize our Telehealth Solutions. Our telehealth tools are used and trusted by hundreds of thousands of our members, and the rapid adoption by health systems of our commercial Telehealth Solution, Dialer Enterprise, following its launch reflects that professional trust. Our Dialer Enterprise solution is still in its early stages and we have significant whitespace ahead of us. We continue to look for opportunities to sell solutions that build on our Telehealth offering.
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
•Consider strategic acquisitions to expand our platform capabilities. In the past, we have selectively used mergers and acquisitions to accelerate our product roadmap to bring medical professionals and customers more complete solutions and increase demand for our products. For example, in fiscal 2021, we acquired Curative Talent, a medical recruiting agency, in order to augment our Hiring Solutions with a tech-enabled, higher-touch service, and on April 1, 2022, we acquired the AMiON shift scheduling service to further expand our physician cloud platform. We plan to continue evaluating similar opportunities and execute on them if we find the right fit for our members, customers, and our company.
Our Technology Platform
Our technology platform supports a vast network of member connections, with regularly updated profiles, secure communication and productivity tools, and vast amounts of searchable indexed data. Together, we believe these features of our physician cloud form a valuable competitive strength.
Platform Advantages
•Extensive and dynamic database of U.S. physician information: Since the launch of our business, members have interacted with each other and our technology platform hundreds of millions of times. This has enabled us to build a vast, interactive data set intelligently combining proprietary information and previously siloed public information. Along with user-entered input, our proprietary algorithms constantly identify new information for our members from hundreds of third-party sources that are isolated and siloed in the healthcare space. The up-to-date and scaled nature of our database is critical to the value proposition for both our members and our pharmaceutical manufacturer and health system customers.
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
Sales and Marketing
We employ a direct sales organization composed of highly trained team members. The sales organization is segmented primarily by customer type. For example, there is one enterprise-focused team concentrating on pharmaceutical manufacturers and another concentrating on health systems. Our direct sales organization also reaches customers through indirect channels, such as third-party marketing agencies utilized by our pharmaceutical and health system customers.
The direct sales organization is supported by marketing and customer success specialists. We generate customer leads, accelerate sales opportunities, and build brand awareness through our marketing programs, both digitally and offline. These programs target decision-makers to provide information about our company and solutions through digital advertising, field marketing events, integrated marketing programs (including direct email and online advertising), industry events, trade shows, and conferences. Our customer success team supports customer retention by working directly with customers to produce higher engagement with our solutions, which in turn expands their use of the platform in the future.
Competition
Although we have built a scaled and highly differentiated platform, we face competition across different aspects of our business. We have experienced, and expect to continue to experience, intense competition from a number of companies, and we expect such competition to increase as our industry evolves. Specifically, we compete for medical professionals as platform members, and for pharmaceutical and health system companies as customers for our Marketing, Hiring, and Telehealth Solutions.
•Competing for members: We compete with large technology companies that have developed online networking and collaboration tools such as LinkedIn, Facebook, Google, and Twitter, in addition to smaller, emerging companies. However, we believe we are the only professional network solely dedicated to medical professionals, with a purpose-built platform specifically designed to address a broad range of unique needs of today’s healthcare professionals.
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
◦Telehealth: We compete with providers of communication solutions, such as Zoom Video Communications and Microsoft Teams. In addition, we compete with dedicated telehealth services, such as Teladoc Health and Amwell, in addition to smaller, emerging companies that provide telehealth services on behalf of employers and insurance plans.

The industries in which our products are offered are evolving rapidly and are becoming increasingly competitive. Larger and more established companies may focus on our market and could directly compete with us. Smaller companies, including application developers, could also launch new products and services that compete with us and that could gain market acceptance quickly. We also expect our existing competitors in the markets for Marketing, Hiring, and Telehealth Solutions to continue to focus on these areas. Many of our competitors and potential competitors have significantly greater financial, technological, and other resources than we do and greater name recognition and more established distribution networks and relationships with healthcare providers than us. As a result, many of these companies may respond more quickly to new or emerging technologies and standards and changes in customer requirements. These companies may be able to invest more resources in research and development, strategic acquisitions, sales and marketing, patent prosecution, litigation, and financing capital equipment acquisitions for their customers.
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
Our People, Culture, Values, and Human Capital Resources
At Doximity, we organize our teams into small, nimble groups that operate autonomously, are empowered to make decisions quickly, and aim to stay close to our members and customers. We prioritize diversity and inclusion, and regularly track our progress against quantifiable goals. We have always been a geographically distributed team. We supplement our workforce with contractors and consultants in the United States and internationally.
We champion the following core values:
•Get Stuff Done: We are doers. We solve problems every day by treating obstacles like an adventure.
•Straight Talk: We say what we think and every voice is heard and respected. Transparency makes us stronger.
•Stretch Goals: Innovation requires risk-taking. We challenge assumptions and shoot for the stars.
•Bring the Real You: We bring our quirky, unique selves to work. Diverse personalities create a more interesting and creative environment.
Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our existing and new employees. The principal purposes of our equity incentive plans are to attract, retain, and motivate selected employees, consultants, and directors through the granting of stock-based compensation awards and cash-based performance bonus awards. To our knowledge, none of our employees is represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
As of March 31, 2023, we had a total of 977 full-time equivalent employees. More than a third of our full-time equivalent employees work in R&D, including in product, engineering, and data.
Data Protection, Security, and Regulatory Compliance
The data we collect and process is an integral part of our tools and solutions, allowing us to ensure our members are verified, the experience we provide is engaging and personalized, and the content we present is the most relevant. In addition, our business is subject to extensive, complex, and rapidly changing federal and state laws and regulations governing data processing, healthcare regulation, financial services laws, regulations and rules, such as HIPAA, and related matters. Our respect for laws and regulations regarding the processing of personal data underlies our strategy to improve our member experience and build trust in our network and platform. While we believe we comply in all material respects with applicable laws and regulations, these regulations can vary significantly from jurisdiction to jurisdiction, and interpretation and enforcement of existing laws and regulations may change periodically. Federal and state legislatures also may enact various legislative proposals that could materially impact certain aspects of our business. For additional information, see “Risk Factors—Risks Related to Our Business—We are subject to stringent and changing laws, regulations, self-regulatory schemes, contractual obligations, and standards related to privacy, data protection, and information security. The actual or perceived failure by us, our customers, partners, or vendors to comply with such obligations could harm our reputation, subject us to significant fines and liability, or otherwise adversely affect our business..”

Data Collection and Protection
We collect and may use personal information to help run our business (including for analytical purposes) and to communicate and otherwise reach our network members. In some instances, we may use third-party service providers to assist us in these efforts.
We endeavor to treat our members’ personal information with respect and maintain member trust. We provide our members with options designed to allow them to control their information, such as allowing our members to decide which profile contact information is viewable publicly and which is accessible to new connections. Members can also request deletion of their personal information or to opt out of selling or sharing their personal information under applicable privacy laws and procedures. Our privacy and security teams are devoted to processing and fulfilling member requests regarding access to and deletion of their personal information.
Physician information that is posted to profiles is protected with anti-scraping technologies such as a Web Application Firewall, Runtime Application Self-Protection, Bot Protection, Rate-Limiting, and our network employs DDoS mitigation technology to protect against attacks. All data is encrypted in transit and at rest using TLS 1.2, and personal health information is encrypted at rest using AES-256 encryption. Along with a dedicated in-house security team and contracted security researchers, we maintain a comprehensive bug bounty program for proactive vulnerability inspection of our entire offering.
U.S. state and federal health information privacy and security laws
There are numerous U.S. federal and state laws and regulations related to the privacy and security of personally identifiable information, including health information. In particular, HIPAA established privacy and security standards that limit the use and disclosure of protected health information, referred to as PHI, and require the implementation of administrative, physical, and technical safeguards to ensure the confidentiality, integrity, and availability of individually identifiable health information in electronic form. Our members as well as many of our Dialer Enterprise customers are regulated as covered entities under HIPAA. As a service provider who creates, receives, maintains, or transmits PHI on behalf of these covered entities for certain of our services, Doximity is a “business associate” as defined under HIPAA.
Violations of HIPAA may result in civil and criminal penalties and a single breach incident can result in violations of multiple standards. In the event of a breach, we must also comply with HIPAA’s breach notification rule and our covered entity enterprise customers may require we provide assistance in the breach notification process and may seek indemnification and other contractual remedies. State attorneys general also have the right to prosecute HIPAA violations committed against residents of their states, and individuals have used HIPAA standards as the basis for the duty of care in state civil suits, such as those for negligence or recklessness in misusing personal information. In addition, HIPAA mandates that HHS conduct periodic compliance audits of HIPAA-covered entities and their business associates for compliance.
Further, many states in which we operate and in which our members and customers as well as their patients reside also have laws that protect the privacy and security of sensitive and personal information, including health information, information regarding mental health and substance use treatment, and other information related to the provision of healthcare services. Some of these laws also prohibit unfair privacy and security practices and deceptive statements about privacy and security and place specific requirements on certain types of activities, such as data security and texting. These laws may be similar to or even more protective than HIPAA and other federal privacy laws. For example, the laws of the State of California, in which we operate, are more restrictive than HIPAA, including the provisions of the California Consumer Privacy Act, or CCPA, which went into effect January 1, 2020, and the California Privacy Act, or CPRA, which went into effect on January 1, 2023, and significantly modified the CCPA. While any information we process in our role as a business associate may be exempt from state privacy laws, other records and information we maintain on our members may be subject to these laws. Where state laws are more protective than HIPAA or require us to take action such as breach notification, we must comply with the state laws we are subject to, in addition to HIPAA. In certain cases, it may be necessary to modify our planned operations and procedures to comply with these more stringent state laws. Not only may some of these state laws impose fines and penalties upon violators, but also some, unlike HIPAA, may afford private rights of action to individuals who believe their personal information has been misused. In addition, state laws are changing rapidly, and there is discussion of a new federal privacy law or federal breach notification law, to which we may be subject. For additional information, see “Risk Factors—Risks Related to the Healthcare Industry.”
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
In addition, there have been several legislative and regulatory changes and proposed reforms of the healthcare system to contain costs, improve quality, and expand access to care, as well as changes and proposed reforms relating to public health emergencies and pandemic responses. Failure to comply with any of these laws or regulations could lead to adverse judicial or administrative action against us and/or our provider customers, civil or criminal penalties, receipt of cease and desist orders from state regulators, loss of provider licenses, the need to make changes to the terms of engagement of our provider customers that interfere with our business, and other materially adverse consequences. For additional information, see “Risk Factors—Risks Related to the Healthcare Industry.”
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
As of March 31, 2023, we have five provisional patent applications in the United States. We continually review our development efforts to assess the existence and patentability of new intellectual property.
We have an ongoing trademark and service mark registration program pursuant to which we register our brand names, product names, and logos in the United States to the extent we determine appropriate and cost-effective. As of March 31, 2023, we have a total of eleven registered or applied-for trademarks in the United States and four registered trademarks in non-U.S. jurisdictions. We also have registered domain names for websites that we use in our business, such as www.doximity.com and other variations.
We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost-effective. Despite our efforts to protect our intellectual property rights, they may not be respected in the future or may be invalidated, circumvented, or challenged. In addition, if we were to expand internationally, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as laws in the United States. We may be dependent on third-party content, technology, and intellectual property in connection with our business. We expect that infringement claims may increase as the number of products and competitors in our market increase. In addition, to the extent that we gain greater visibility and market exposure as a public company, we face a higher risk of being the subject of intellectual property infringement claims from third parties. Any third party intellectual property claims against us could significantly increase our expenses and could have a significant and negative impact on our business, results of operations, and financial condition.
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
Since launching our platform in fiscal 2012, we have experienced rapid growth and we continue to rapidly and significantly expand our operations. While we have experienced significant revenue growth in prior periods, it is not indicative of our future revenue growth. We expect our revenue growth rate may decline. In fiscal 2023 and 2022, our revenue grew by 22% and 66%, respectively, as compared to the prior years. In addition, our full-time equivalent employee headcount has grown from 887 as of March 31, 2022 to 977 as of March 31, 2023. This expansion increases the complexity of our business and places significant strain on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions. We may not be able to manage growth effectively, which could damage our reputation, limit our growth, and negatively affect our operating results.
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
We expect to invest heavily in growing our business, which may cause our sales and marketing, research and development, and other expenses to increase and our margins to decline. Our net income and adjusted EBITDA margins may decrease as we grow our business.
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
Our customer base may decline or fluctuate due to a number of factors, including the prices of our solutions, the prices of products and services offered by our competitors, reduced hiring by our customers or reductions in their talent or marketing spending levels due to macroeconomic or other factors, and the efficacy and cost-effectiveness of our solutions. In particular, our overall performance depends, in part, on worldwide economic conditions. In recent months, we have observed increased economic uncertainty in the United States and abroad. As our customers react to global economic conditions, including the impact of inflation on wages and labor costs, raw material costs, reduced discretionary spending, and the potential for a global recession, we may see them reduce spending on our solutions and take additional precautionary measures to limit or delay expenditures and preserve capital and liquidity. In addition, if any of our customers with whom we conduct business are unable to access funds pursuant to instruments or lending arrangements with a financial institution that falls into receivership or experience similar liquidity issues, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. Reductions in spending on our solutions, delays in purchasing decisions, lack of renewals, and an inability to attract new customers, as well as pressure for extended billing terms or pricing discounts, could limit our ability to grow our business and could negatively affect our operating results and financial condition. Internet search engines could also change their methodologies in ways that adversely affect our ability to optimize our page rankings within their search results. If this occurs, our ability to successfully market our services may be harmed. If we are unable to retain and increase sales of our solutions to existing customers and their agencies or attract new ones for any of the reasons above or for other reasons, our business, financial condition, and results of operations could be adversely affected.
Our revenue is relatively concentrated within a small number of key customers, and the loss of one or more of such key customers could slow the growth rate of our revenue or cause our revenue to decline.
For the fiscal year ended March 31, 2023 and 2022, no customer accounted for 10% or more of total revenue. For the fiscal year ended March 31, 2021, one of our customers accounted for 10% or more of total revenue. In addition, some of our customers purchase our services indirectly through marketing agencies, some of whom represent a number of customers. The sudden loss of any of our largest customers or the renegotiation of any of our largest customer contracts, either directly or through marketing agencies, could have a significant impact on our revenue, the growth rate of our revenue, our reputation, and our ability to obtain new customers.
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
We believe that a critical component to our success has been our corporate culture. We have invested substantial time and resources in building our team. As we continue to grow, we may find it difficult to maintain these important aspects of our corporate culture, especially given that the majority of our workforce works remotely. We have experienced, and may continue to experience, rapid growth and organizational change, including growth and organizational change resulting from our acquisition of and subsequent integration with other businesses, which will continue to place significant demands on our management and our operational and financial infrastructure. As we continue to grow, we must effectively integrate, develop, and motivate a large number of new employees, and we must maintain the beneficial aspects of our corporate culture. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in this way, without undermining our corporate culture. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.
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
The preparation of financial statements in conformity with GAAP and our key metrics require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes and amounts reported in our key metrics. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates”. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, the fair values of acquired intangible assets and goodwill, the useful lives of long-lived assets, the valuation of the Company’s common stock and stock-based awards, fair value of contingent earn-out consideration, and deferred income taxes. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock.
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
New or amended Data Protection Laws, and changes in the interpretation of existing Data Protection Laws and our Data Protection Obligations, could impair our, our customers’, our partners’, or our vendors’ ability to Process personal information, which could have a material adverse effect on our business, financial condition, and results of operations. The enactment of the CCPA has prompted similar legislative developments in other states, which could create the potential for a patchwork of overlapping but different state laws. The federal government is also considering comprehensive privacy legislation. If we begin to conduct business in Europe, complying with the General Data Protection Regulation, or GDPR, would entail significant costs and increase our liability risks. The GDPR imposes more stringent data protection requirements and would require us to undertake significant operational changes in order to comply, which could have a material adverse effect on our business, financial condition, and results of operations.
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
Our platform involves the storage and transmission of Sensitive Information. As a result, unauthorized access or security breaches as a result of third-party action (e.g., cyber-attacks), employee error, product defect, malfeasance, or other factors could result in the loss of information, inappropriate use of or access to information, service interruption, service degradation, outages, service level credits, litigation, indemnity obligations, damage to our reputation, and other liability. Our platform also utilizes artificial intelligence and machine learning technology to provide services, and this technology may be susceptible to cybersecurity threats. While we maintain and continue to improve our security measures, we may be unable to adequately anticipate security threats or to implement adequate preventative measures, in part, because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target. Moreover, the detection, prevention, and remediation of known or unknown security vulnerabilities, including those arising from third-parties, is becoming increasingly expensive and may cause us to incur significant costs in the future. We process significant amounts of Sensitive Information, including protected health information, personal information, data concerning our members, and in some cases, limited amounts of data concerning the patients they treat in connection with our members’ utilization of our network and related services. While we have implemented security measures to protect such data, techniques used to gain unauthorized access to data and systems, disable or degrade service, or sabotage systems are constantly evolving, and we may be unable to anticipate such techniques or implement adequate preventative measures to avoid unauthorized access or other adverse impacts to such data or our systems. We may use third-party service providers and subprocessors to help us deliver services and engage in Processing on our behalf, including, without limitation, the processing of payment card information. If we, our service providers, partners, or other relevant third parties have experienced or in the future experience any security incidents that result in any data loss, deletion or destruction, unauthorized access to, loss of, unauthorized acquisition or disclosure of, or inadvertent exposure of, Sensitive Information, or compromise related to the security, confidentiality, integrity, or availability of our (or their) information technology, software, services, communications, or data (collectively, a Security Breach), it may result in material harm to our business, including, without limitation, regulatory investigations or enforcement actions, litigation, indemnity obligations, negative publicity, and financial loss.
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
In addition, a substantial portion of our workforce is currently working remotely on a part- or full-time basis. This could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions. Any of the foregoing could have a material adverse effect on us.
We rely on evolving technologies, including network and mobile infrastructure, as well as our own capabilities, to maintain and scale our business and maintain competitiveness. Any significant interruptions or delays in service in our products, on our apps or websites or any undetected errors or design faults could adversely affect our business, financial condition, and results of operations.
We depend on the use of information technologies and systems, developing technologies, and our reputation and ability to acquire, retain, and serve our customers are dependent upon the reliable performance of our apps and websites and the underlying network infrastructure. As our operations grow, we must continuously improve and upgrade our systems and infrastructure while maintaining or improving the reliability and integrity of our infrastructure. Our future success also depends on our ability to adapt our systems and infrastructure to meet rapidly evolving consumer trends and demands while continuing to improve the performance, features, and reliability of our solutions in response to competitive services and offerings. We expect the use of alternative platforms such as tablets and wearables will continue to grow and the emergence of niche competitors who may be able to optimize offerings, services, or strategies for such platforms will require new investment in technology. New developments in other areas, such as cloud computing, have made it easier for competition to enter our markets due to lower up-front technology costs. In addition, we may not be able to maintain our existing systems or replace or introduce new technologies and systems as quickly as we would like or in a cost-effective manner. There is also no guarantee that we will possess the financial resources or personnel, for the research, design, and development of new applications or services, or that we will be able to utilize these resources successfully and avoid technological or market obsolescence. Further, there can be no assurance that technological advances by one or more of our competitors or future competitors will not result in our present or future applications and services becoming uncompetitive or obsolete. If we were unable to enhance our offerings and network capabilities to keep pace with rapid technological and regulatory change, or if new technologies emerge that are able to deliver competitive offerings at lower prices, more efficiently, more conveniently, or more securely than our offerings, our business, financial condition, and results of operations could be adversely affected.
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
Artificial intelligence (AI) and machine learning (ML) serve a key role in many of our services. As with many technological innovations, AI and ML present risks and challenges that could affect its adoption, and therefore our business. AI and ML present emerging ethical issues and if we enable or offer solutions that draw controversy due to their perceived or actual impact on society, we may experience brand or reputational harm, competitive harm or legal liability. Potential government regulation in the space of AI and ML ethics also may increase the burden and cost of research and development in this area, subjecting us to brand or reputational harm, competitive harm or legal liability. Failure to address AI and ML ethics issues by us or others in our industry could undermine public confidence in AI and ML and slow adoption of AI and ML in our products and services.
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
As of March 31, 2023, we accumulated $15.3 million of state and no federal net operating loss carryforwards, or NOLs, to reduce future taxable income, portions of which will begin to expire in 2035. Under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other tax attributes, including R&D tax credits, to offset its post-change income or taxes may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5 percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Based on an assessment of our historical ownership changes through March 31, 2023, we do not anticipate a current limitation on the tax attributes. Our ability to use NOLs and other tax attributes to reduce future taxable income and liabilities may be subject to limitations as a result of ownership changes that may occur in the future.
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
Our ability to maintain our competitive position is largely dependent on the services of our senior management and other key personnel. In addition, our future success depends on our continuing ability to attract, develop, motivate, and retain highly qualified and skilled employees. The market for such positions is competitive, especially in the San Francisco Bay Area. Qualified individuals are in high demand and we may incur significant costs to attract them. In addition, the loss of any of our senior management or other key employees, in particular our Chief Executive Officer, or our inability to recruit and develop mid-level managers could materially and adversely affect our ability to execute our business plan and we may be unable to find adequate replacements. Competition for qualified employees is intense in our industry, and the loss of even a few qualified employees, or an inability to attract, retain, and motivate additional highly skilled employees required for the planned expansion of our business could harm our operating results and impair our ability to grow. To attract and retain key personnel, we use various measures, including an equity incentive program for key executive officers and most employees. These measures may not be enough to attract and retain the personnel we require to operate our business effectively. All of our employees are at-will employees, meaning that they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. If we fail to retain talented senior management and other key personnel, or if we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business, financial condition, and results of operations may be materially adversely affected.
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
Recent volatility in capital markets and lower market prices for many securities may affect our ability to access new capital through sales of shares of our Class A common stock or the issuance of indebtedness, which may harm our liquidity, limit our ability to grow our business, pursue acquisitions, or improve our operating infrastructure and restrict our ability to compete in our markets.
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
We may experience challenges with managing the integration and growth related to these acquisitions or other future acquisitions. The operation and integration of the acquired technologies and business operations may require substantial financial costs and management attention. If we fail to manage such integration processes in a timely and effective manner, our business and financial results may suffer. If we are unable to identify suitable acquisitions or strategic relationships, or if we are unable to integrate any acquired businesses, technologies, tools, and solutions effectively, our business, financial condition, and results of operations could be materially and adversely affected. Also, while we employ several different methodologies to assess potential business opportunities, the new businesses may not meet or exceed our expectations.

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
We are subject to income taxes in the United States and our tax provision could also be impacted by changes in accounting principles and changes in U.S. federal and state tax laws applicable to corporations. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, or Tax Act, and the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, of 2020 significantly changed how the U.S. Department of Treasury imposes income taxes on U.S. corporations. For tax years beginning after December 31, 2021, the Tax Act eliminated the option to deduct research and development expenditures in the current period and requires taxpayers to capitalize and amortize U.S.-based research and development expenditures over five years. This legislation has accelerated the utilization of our net operating losses and research and development tax credits in the U.S. federal and state jurisdictions. We made significant judgments and assumptions in the interpretation of these laws and in our calculations reflected in our financial statements. The U.S. Department of Treasury, the Internal Revenue Service, or the IRS, and other standard-setting bodies may issue additional guidance on how the provisions of the Tax Act and CARES Act will be applied or otherwise administered, and additional accounting guidance or interpretations may be issued in the future that is different from our current interpretation.
Additionally, as an example, on August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022, which includes changes to the U.S. corporate income tax system, including a 15% minimum tax based on “adjusted financial statement income” for certain large corporations which will not be effective until fiscal year 2024 and a 1% excise tax on share repurchases after December 31, 2022. We are currently assessing the potential impact of these legislative changes on our business.
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
Our business could be disrupted by a pandemic, epidemic, or outbreak of an infectious disease.
Any pandemic, endemic or other infectious disease may adversely affect our business, results of operations, and financial condition by causing us to change the way we or our customers or members conduct business and engage with us. As an example, the COVID-19 pandemic, including its variants, affected our business operations, including, among other impacts, causing the majority of our employees to work from home, impacting the way our customers engage with our business, and influencing the regulatory framework in which we operate. The full extent to which it will impact our business, results of operations, and financial condition is still unknown and will depend on future developments, which are highly uncertain and cannot be predicted. Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future.
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
To the extent that a pandemic adversely affects our business, financial condition, and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.
Our business could be disrupted by catastrophic events such as power disruptions, data security breaches, and terrorism.
Natural disasters or other catastrophic events may cause damage or disruption to our operations, commerce, and the global economy, and thus could harm our business. In the event of a major earthquake, hurricane, fire, cyber-attack, major political disruption, any U.S. federal government debt default due to a failure to increase the debt ceiling, war (including the ongoing conflict in Ukraine), terrorist attack, disease (including the COVID-19 pandemic or any other pandemic or epidemic), power loss, telecommunications failure, or other catastrophic events, we may be unable to continue our operations, in part or in whole, and may endure reputational harm, breaches of data security, and loss of critical data, all of which could harm our business, results of operations, and financial condition. Our insurance coverage may not compensate us for losses that may occur in the event of an earthquake or other significant natural disaster, such as fires, floods, severe weather, droughts, and travel-related health concerns including pandemics and epidemics. In addition, acts of terrorism, including malicious internet-based activity, could cause disruptions to the internet or the economy as a whole. Even with our disaster recovery arrangements, access to our platform could be interrupted. If our systems were to fail or be negatively impacted as a result of a natural disaster or other event, our ability to deliver our platform and solution to our customers and members would be impaired or we could lose critical data. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster, and successfully execute on those plans in the event of a disaster or emergency, our business, financial condition, and results of operations would be harmed.

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
Our reputation and/or business could be negatively impacted by ESG matters and/or other reporting of such matters.
There is an increasing focus from regulators, certain investors, and other stakeholders concerning matters relating to environmental social and governance factors (“ESG”), both in the United States and internationally. We communicate certain ESG-related initiatives and/or commitments regarding environmental matters, diversity, and other matters on our website and elsewhere. These initiatives or commitments could be difficult or costly to achieve. We could fail to achieve, or be perceived to fail to achieve, our ESG-related initiatives or commitments. In addition, we could be criticized for the timing, scope or nature of these activities, or for any revisions to them. To the extent that our disclosures about ESG matters increase, we could be criticized for the accuracy, adequacy, or completeness of such disclosures. Our actual or perceived failure to achieve our ESG-related initiatives or commitments could negatively impact our reputation, result in ESG-focused investors not purchasing and holding our stock, or otherwise materially harm our business.
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
For example, we have put into place various policies and practices intended to reduce exposure to credit risk. Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Our policies and practices may not be sufficient to withstand the impact of such events which could therefore could adversely affect our business, financial condition, or results of operations.
Although we are not a borrower or party to any instruments with a financial institution currently in receivership, if any of our lenders or counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds. In addition, if any of our customers, suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected.
We may incur significant additional costs and expenses, including costs and expenses associated with obligations relating to being a public company, which will require significant resources and management attention and may divert focus from our business operations, and we may generate losses in the future.
We incur significant expenses in developing our technology, marketing, and providing the tools and solutions we offer, and acquiring customers. Our costs may increase due to our continued new product development and general administrative expenses, such as legal and accounting expenses related to becoming and being a public company. As a public company, we will continue to incur significant legal, accounting, insurance, and other expenses, which we expect to further increase now that we are no longer an “emerging growth company.” Compliance with these reporting requirements and other rules of the SEC and the rules of the New York Stock Exchange have and will continue to increase our legal and financial compliance costs and make some activities more time-consuming and costly. Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert management’s attention from implementing our growth strategy, which could prevent us from successfully implementing our strategic initiatives and improving our business, operating results, financial condition, and prospects. If we fail to manage these additional costs or increase our revenue, we may incur losses in the future.
If we are unable to implement and maintain effective internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports.
As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. We are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. In addition, now that we are no longer an “emerging growth company,” an independent registered public accounting firm must also issue a report on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. Our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could harm our business, results of operations, and financial condition and could cause a decline in the market price of our Class A common stock.
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
Effective trade secret, patent, copyright, trademark, and domain name protection is expensive to obtain, develop, and maintain, both in terms of initial and ongoing registration or prosecution requirements and expenses and the costs of defending our rights. We have invested in and may, over time, increase our investment in protecting our intellectual property through patent filings that could be expensive and time-consuming. Our trademarks and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. We have not yet obtained any issued patents that provide protection for our technology or products, and we cannot guarantee that any of our pending patent applications will result in any issued patents. Moreover, any issued patents we obtain may not provide us with a competitive advantage and, as with any technology, competitors may be able to develop similar or superior technologies to our own, now or in the future. In addition, it has become increasingly difficult to obtain and assert patents relating to software or business methods, as many such patents have been invalidated for being too abstract to constitute patent-eligible subject matter. We do not know whether this will affect our ability to obtain patents on our innovations, or successfully assert any patents we may pursue in litigation or pre-litigation campaigns.
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
Evolving government regulations may increase our costs or adversely affect our results of operations.
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
•sales of large blocks of our Class A common stock, including sales by certain affiliates of Jeff Tangney, Emergence Capital Partners II, L.P., or Emergence Capital Partners, or our executive officers and directors;
•lawsuits threatened or filed against us;
•anticipated or actual changes in laws, regulations, or government policies applicable to our business;
•changes in our capital structure, such as future issuances of debt or equity securities;
•short sales, hedging, and other derivative transactions involving our capital stock;
•general economic conditions in the United States, including inflation and the interest rate environment and the impact of any U.S. federal government debt default due to a failure to increase the debt ceiling;
•“flash crashes,” “freeze flashes,” or other glitches that disrupt trading on the securities exchange on which we are listed;
•other global economic or political events or factors, including those resulting from war, pandemics, incidents of terrorism, or responses to these events; and
•the other factors described in the sections of this Annual Report on Form 10-K titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including our executive officers and directors and their affiliates, together hold approximately 86% of the voting power of our outstanding capital stock as of March 31, 2023. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively will continue to control a substantial majority of the combined voting power of our common stock and therefore, assuming no material sales of such shares, will be able to control all matters submitted to our stockholders for approval until ten years from the date the Company filed its final prospectus with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, or the Securities Act, on June 25, 2021, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders. Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning purposes. The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. If, for example, our executive officers (including our Chief Executive Officer), employees, directors and their affiliates retain a significant portion of their holdings of Class B common stock for an extended period of time, they could, in the future, continue to control a majority of the combined voting power of our Class A common stock and Class B common stock.
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
•our dual class common stock structure, which provides certain affiliates of Jeff Tangney and Emergence Capital Partners, individually or together, with the ability to significantly influence the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the shares of our outstanding Class A common stock and Class B common stock;
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters is located in San Francisco, California and consists of approximately 9,197 square feet of space under a lease that expires on December 31, 2023. We also lease office space in Irving, Texas. We lease all of our facilities and do not own any real property. We believe that our facilities are sufficient to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations.
Item 3. Legal Proceedings
For discussion around our legal proceedings, please refer to Note 14—Commitments and Contingencies included in Part II, Item 8 of this Annual Report on Form 10-K.
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
Holders of Record
As of May 23, 2023, there were 437 stockholders of record of our Class A common stock and 70 stockholders of record for our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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

Issuer Purchases of Equity Securities
The following table presents information with respect to the repurchases of our Class A common stock during the three months ended March 31, 2023:

Period	Total Number of Shares Repurchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
January 1 - 31, 2023	—	$—	—	$70,000
February 1 - 28, 2023	—	$—	—	$70,000
March 1 - 31, 2023	523,647	$30.59	523,647	$53,981
Total	523,647		523,647
_______________
(1)On October 28, 2022, the Company’s board of directors authorized a program to repurchase up to $70.0 million of the Company’s Class A common stock. The repurchases could be executed from time to time for a period of 12 months through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. As of March 31, 2023, $54.0 million remained available and authorized for repurchase.

Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC, for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act.
The graph below shows the cumulative total return to our stockholders between June 24, 2021 (the date that our Class A common stock commenced trading on the NYSE) through March 31, 2023 in comparison to the S&P 500 Index and the S&P 500 Information Technology Index. The graph assumes (i) that $100 was invested in each of our Class A common stock, the S&P 500 Index, and the S&P 500 Information Technology Index at their respective closing prices on June 24, 2021 and (ii) reinvestment of gross dividends. The stock price performance shown in the graph represents past performance and should not be considered an indication of future stock price performance.

Comparison of Cumulative Total Return
175
150
125
100
75
50
06/24/21
06/30/21
09/30/21
12/31/21
03/31/22
06/30/22
09/30/22
12/31/22
03/31/23
DOCS
S&P 500
S&P 500 Information Technology Index

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and accompanying notes that are included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, as described under the heading “Special Note Regarding Forward-Looking Statements” in this Annual Report on Form 10-K. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” or in other parts of this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
A discussion regarding our financial condition and results of operations for the fiscal year ended March 31, 2023 compared to the fiscal year ended March 31, 2022 is presented below. A discussion regarding our financial condition and results of operations for the fiscal year ended March 31, 2022 compared to the fiscal year ended March 31, 2021 can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022 and filed with the SEC on May 27, 2022.
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
Our business model has delivered high revenue growth at scale with profitability. For the fiscal years ended March 31, 2023, 2022 and 2021, we recognized revenue of $419.1 million, $343.5 million, and $206.9 million, respectively, representing year-over-year growth rates of 22% and 66%, respectively. Our net income was $112.8 million, $154.8 million, and $50.2 million for the fiscal years ended March 31, 2023, 2022, and 2021, respectively. For the fiscal years ended March 31, 2023, 2022 and 2021, we generated adjusted EBITDA of $184.0 million, $150.3 million, and $64.8 million, respectively. We have accomplished this while focusing on our core mission to help every physician be more productive and provide better care for their patients.
Key Business and Financial Metrics
We monitor a number of key business and financial metrics to assess the health and success of our business, including:
Customers with Trailing 12-Month Subscription Revenue Greater than $100,000. The number of customers with trailing 12-month (“TTM”) subscription revenue greater than $100,000 is a key indicator of the scale of our business, and is calculated by counting the number of customers that contributed more than $100,000 in subscription revenue in the TTM period. Our customer count is subject to adjustments for acquisitions, consolidations, spin-offs, and other market activity, and we present our total customer count for historical periods reflecting these adjustments.

The number of customers with at least $100,000 of revenue has grown steadily in recent years as we have engaged new customers and expanded within existing ones. This cohort of customers accounted for approximately 87% of our revenue in fiscal 2023.

	March 31,
	2023		2022	2021
Number of customers with at least $100,000 of revenue	294	[1]	254	188
_________________________
1 The metric excludes the impact of the AMiON acquisition, which closed on April 1, 2022, including customers of, and subscription revenue generated from, the AMiON on-call scheduling and messaging application, and the impact of such acquisition was immaterial to the periods presented.
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

	March 31,
	2023		2022	2021
Net revenue retention rate	117%	[1]	157%	153%
_________________________
1 The metric excludes the impact of the AMiON acquisition, which closed on April 1, 2022, including customers of, and subscription revenue generated from, the AMiON on-call scheduling and messaging application, and the impact of such acquisition was immaterial to the periods presented.

Components of Results of Operations
Revenue
Marketing Solutions. Our customers purchase a subscription to Marketing Solutions, either directly or through marketing agencies, for the ability to share tailored content on the Doximity platform via a variety of modules for defined time periods. We generally bill customers a portion of the contract upon contract execution and then bill throughout the remainder of the contract based on various time-based milestones. Generally, we bill in advance of revenue recognition. When revenue is recognized in advance of billings, we record unbilled revenue. Unbilled revenue is recorded on the consolidated balance sheets within prepaid expenses and other current assets. Subscriptions to Marketing Solutions include the following contractual arrangements:
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
Through our acquisition of Curative Talent, completed in fiscal 2021, we also generate revenue from temporary and permanent medical recruiting services which we charge on an hourly-fee, and retainer and placement-fee basis, respectively. Revenue for temporary placement services is recognized net of third-party contractor fees. For the fiscal years ended March 31, 2023, 2022, and 2021, the revenue from temporary and permanent medical recruiting services was not significant to our total revenue.
Cost of Revenue
Cost of revenue is primarily comprised of expenses related to cloud hosting, personnel-related expenses for our customer success team, costs for third-party platform access, software services and contractors, and other services used in connection with the delivery and support of our platform. Our cost of revenue also includes the amortization of internal-use software development costs, editorial and other content-related expenses, and allocated overhead. Cost of revenue is driven by the growth of our member network and utilization of our telehealth tools. We intend to continue to invest additional resources in our cloud infrastructure and our customer support organizations to support the growth of our business and expect these expenses to increase on an absolute dollar basis.
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
Other Income, Net
Other income, net consists primarily of investment income earned on our cash equivalents and marketable securities.
Provision for (Benefit from) Income Taxes
Provision for (benefit from) income taxes consists primarily of income taxes in U.S. federal, state, and local jurisdictions in which we conduct business. We continue to maintain a valuation allowance related to specific net deferred tax assets where it is not more likely than not that the deferred tax assets will be realized, which includes California research and development credits, California alternative minimum tax credits, and capital loss carryforwards.

Results of Operations
The following tables set forth our consolidated results of operations data and such data as a percentage of revenue for the periods presented.

	Fiscal Year Ended March 31,
	2023	2022	2021
	(in thousands)
Revenue	$419,052	$343,548	$206,897
Cost of revenue(1)	53,490	39,787	31,196
Gross profit	365,562	303,761	175,701
Operating expenses:
Research and development(1)	80,186	62,350	43,873
Sales and marketing(1)	123,523	92,129	62,033
General and administrative(1)	36,745	35,746	16,492
Total operating expenses	240,454	190,225	122,398
Income from operations	125,108	113,536	53,303
Other income, net	8,048	469	4,466
Income before income taxes	133,156	114,005	57,769
Provision for (benefit from) income taxes	20,338	(40,778)	7,559
Net income	$112,818	$154,783	$50,210
_______________
(1)Costs and expenses include stock-based compensation expense as follows:

	Fiscal Year Ended March 31,
	2023	2022	2021
	(in thousands)
Cost of revenue	$9,634	$4,979	$600
Research and development	12,583	7,065	1,975
Sales and marketing	16,939	8,108	1,998
General and administrative	8,678	11,290	2,679
Total stock-based compensation expense	$47,834	$31,442	$7,252

	Fiscal Year Ended March 31,
	2023	2022	2021
	(percentage of revenue)
Revenue	100%	100%	100%
Cost of revenue	13	12	15
Gross profit	87	88	85
Operating expenses:
Research and development	19	18	21
Sales and marketing	29	27	30
General and administrative	9	10	8
Total operating expenses	57	55	59
Income from operations	30	33	26
Other income, net	2	—	2
Income before income taxes	32	33	28
Provision for (benefit from) income taxes	5	(12)	4
Net income	27%	45%	24%

Comparison of the Fiscal Years Ended March 31, 2023 and 2022
Revenue

	Fiscal Year Ended March 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Revenue	$419,052	$343,548	$75,504	22%
Revenue for the fiscal year ended March 31, 2023 increased $75.5 million as compared to the fiscal year ended 2022. The increase was primarily driven by a $70.4 million increase in subscription revenue. Of the increase in subscription revenue, $15.3 million was driven by the addition of new subscription customers1 and $55.1 million was due to the expansion of existing customers. The expansion of existing customers was primarily driven by average revenue per existing Marketing Solutions customer increasing by 21% as a result of adding new and growing existing brands and service lines. Approximately 93% of our revenue for the fiscal year ended March 31, 2023 was derived from subscription customers. The remaining increase in revenue was driven by an increase in medical recruiting services.
Cost of revenue, gross profit and gross margin

	Fiscal Year Ended March 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Cost of revenue	$53,490	$39,787	$13,703	34%
Gross profit	$365,562	$303,761	$61,801	20%
Gross margin	87%	88%
Cost of revenue for the fiscal year ended March 31, 2023 increased $13.7 million as compared to the fiscal year ended 2022. The increase in cost of revenue was primarily driven by a $5.4 million increase in personnel-related costs as a result of headcount growth of 24%, and a $5.2 million increase in expense related to the U.S. News partnership, of which $2.8 million related to the U.S. News Warrant granted in October 2021. In addition, there was an increase of $1.9 million in stock-based compensation expense, primarily due to headcount growth and awards granted to existing employees.
Gross margin for the fiscal year ended March 31, 2023 decreased primarily due to headcount growth and expenses related to our U.S. News partnership, offset by growth in revenues.
Operating Expenses
Research and development

	Fiscal Year Ended March 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Research and development	$80,186	$62,350	$17,836	29%
Research and development expense for the fiscal year ended March 31, 2023 increased $17.8 million as compared to the fiscal year ended 2022. The increase in research and development expense was primarily driven by a $9.6 million increase in personnel-related costs as a result of headcount growth of approximately 12%. The increase was also driven by a $5.5 million increase in stock-based compensation primarily attributable to headcount growth and awards granted to existing employees. In addition, there was a $1.9 million increase in third-party software costs as a result of increased research and development activities and a $1.1 million increase in employee events and travel-related expenses as compared to the prior period.
1 We define new subscription customers as revenue generating subscription customers in the current fiscal period who did not contribute any revenue for the same period in the prior fiscal year.

Sales and marketing

	Fiscal Year Ended March 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Sales and marketing	$123,523	$92,129	$31,394	34%
Sales and marketing expense for the fiscal year ended March 31, 2023 increased $31.4 million as compared to the fiscal year ended 2022. The increase in sales and marketing expense was primarily driven by a $9.5 million increase in personnel-related costs due to headcount growth of 17%. The increase was also driven by an $8.8 million increase in stock-based compensation expense, primarily due to headcount growth and awards granted to existing employees and a $4.9 million increase in costs related to employee events, travel, trade shows, conferences, and other marketing activities. There was also an increase of $3.2 million due to amortization expense for the intangible assets acquired in the AMiON acquisition. The remaining increase is primarily related to a $2.0 million increase in commissions and incentive compensation costs driven by an increase in sales activity and a $1.4 million increase in consulting services.
General and administrative

	Fiscal Year Ended March 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
General and administrative	$36,745	$35,746	$999	3%
General and administrative expense for the fiscal year ended March 31, 2023 increased $1.0 million as compared to the fiscal year ended 2022. The increase in general and administrative expense was primarily driven by a $2.2 million increase in personnel-related costs due to headcount growth of 23%. These increases were offset by a $2.6 million decrease in stock-based compensation expense primarily due to lower expense from a market-based award which completed vesting in the first quarter of fiscal 2023 and lower expense from other performance-based awards. The remaining change was to support the growth of the business.
Other income, net

	Fiscal Year Ended March 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Other income, net	$8,048	$469	$7,579	1616%
Other income, net for the fiscal year ended March 31, 2023 increased $7.6 million as compared to the fiscal year ended 2022, primarily driven by increases in interest income due to higher yields earned on our cash equivalents and marketable securities portfolio and a higher average portfolio balance in fiscal 2023 as compared to fiscal 2022.
Provision for (benefit from) income taxes

	Fiscal Year Ended March 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$20,338	$(40,778)	$61,116	NM
For the fiscal year ended March 31, 2023, we had income tax expense of $20.3 million compared to an income tax benefit of $40.8 million for the fiscal year ended 2022. This change was primarily driven by a decrease in stock option activities resulting in a decrease in tax deductions and research and development tax credits.
___________________
NM: Percentage not meaningful.
Liquidity and Capital Resources
Since inception, we have financed operations primarily through proceeds received from sales of equity securities and payments received from our customers. As of March 31, 2023, our principal sources of liquidity were cash and cash equivalents and marketable securities of $841.0 million. Our marketable securities consist of U.S. government and agency securities, corporate notes and bonds, commercial paper, certificates of deposit, asset-backed securities, and sovereign bonds.
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
On October 28, 2022, the Company’s board of directors authorized an additional program to repurchase up to $70.0 million of the Company’s Class A common stock. The repurchases may be executed from time to time over the next 12 months, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. Immediately upon the repurchase of any shares of Class A common stock, such shares shall be retired by the Company and shall automatically return to the status of authorized but unissued shares of Class A common stock. As of March 31, 2023, the Company repurchased and retired 523,647 shares of Class A common stock for an aggregate purchase price of $16.0 million, and $54.0 million remained available and authorized for repurchases.
We believe that our existing cash and cash equivalents and marketable securities will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months.
Our future capital requirements will depend on many factors, including our revenue growth rate, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, timing of share repurchases, and the timing and extent of spending to support research and development efforts. Further, we may in the future enter into arrangements to acquire or invest in businesses and technologies. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition, and results of operations could be adversely affected.
We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.
For further details regarding our cash requirements from noncancelable operating lease obligations and other contractual commitments, see Note 14—Commitments and Contingencies and Note 15—Leases included in Part II, Item 8 of this Annual Report on Form 10-K.
Cash Flows

	Fiscal Year Ended March 31,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$179,602	$126,575
Net cash used in investing activities	$(59,923)	$(640,574)
Net cash provided by (used in) financing activities	$(74,461)	$560,415
Net cash provided by operating activities
Cash provided by operating activities was $179.6 million for the fiscal year ended March 31, 2023. This consisted of net income of $112.8 million, adjusted for non-cash items of $87.8 million and a net outflow from operating assets and liabilities of $21.0 million. Non-cash items primarily consisted of stock-based compensation expense of $47.8 million, deferred income taxes of $13.2 million, depreciation and amortization expense of $10.3 million, amortization of deferred contract costs of $8.8 million, and amortization of the premium on marketable securities of $3.1 million. The net outflow from operating assets and liabilities was driven by a $26.2 million increase in accounts receivable due to the growth of our business and the timing of collections, an $8.5 million increase in deferred contract costs due to increased sales activity, and a $3.4 million increase in prepaid expenses and other assets. These outflows were partially offset by an increase of $17.5 million in deferred revenue due to the timing of customer billings and program launches.
Cash provided by operating activities was $126.6 million for the fiscal year ended March 31, 2022. This consisted of net income of $154.8 million, adjusted for non-cash items of $12.1 million and a net outflow in operating assets and liabilities of

$40.3 million. Non-cash items primarily consisted of stock-based compensation expense of $31.4 million, amortization of deferred contract costs of $9.8 million, depreciation and amortization expense of $5.0 million, amortization of the premium on marketable securities of $4.3 million, offset by a negative non-cash adjustment for deferred tax benefit of $41.2 million. The net decrease in operating assets and liabilities was driven by a $31.0 million increase in accounts receivable due to the growth of our business and the timing of collections, a $9.6 million increase in deferred contract costs due to increased sales activity, and a $9.1 million increase in prepaid expenses and other assets. These decreases were partially offset by an increase of $8.7 million in accounts payable, accrued expenses and other liabilities, which was primarily a result of increased accrued payroll, bonus, and related expenses due to increased headcount and timing of payments and increased rebate liabilities due to higher sales combined with the timing of payments.
Net cash used in investing activities
Cash used in investing activities was $59.9 million for the fiscal year ended March 31, 2023, which primarily consisted of $190.6 million of marketable securities purchases, $53.5 million paid for the acquisition of AMiON, $4.5 million for internal-use software development costs, and $1.7 million for purchases of property and equipment. These payments were partially offset by proceeds from the sale of marketable securities of $107.2 million and proceeds from the maturities of marketable securities of $83.1 million.
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
Net cash provided by (used in) financing activities
Cash used in financing activities was $74.5 million for the fiscal year ended March 31, 2023, which primarily consisted of common stock repurchases of $85.3 million and $3.8 million of taxes paid related to the net share settlement of equity awards. These payments were partially offset by $9.9 million of proceeds from the exercise of stock options and common stock warrants and $4.8 million of proceeds from the issuance of common stock related to the employee stock purchase plan.
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
Adjusted EBITDA and adjusted EBITDA margin are non-GAAP measures and are presented for supplemental informational purposes only and should not be considered as alternatives or substitutes to the financial information presented in accordance with GAAP. These measures have certain limitations in that they do not include the impact of certain expenses that are reflected in our consolidated statements of operations that are necessary to run our business. Other companies, including other companies in our industry, may not use these measures or may calculate these measures differently than as presented in this Annual Report on Form 10-K, limiting their usefulness as comparative measures.

The following table presents a reconciliation of net income to adjusted EBITDA, adjusted EBITDA margin, and net income margin (in thousands, except percentages):

	Fiscal Year Ended March 31,
	2023	2022	2021
Net income	$112,818	$154,783	$50,210
Adjusted to exclude the following:
Acquisition and other related expenses	30	254	496
Stock-based compensation	47,834	31,442	7,252
Depreciation and amortization	10,283	5,040	3,702
Provision for (benefit from) income taxes	20,338	(40,778)	7,559
Change in fair value of contingent earn-out consideration liability	728	—	—
Other income, net	(8,048)	(469)	(4,466)
Adjusted EBITDA	$183,983	$150,272	$64,753

Revenue	$419,052	$343,548	$206,897
Net income margin	27%	45%	24%
Adjusted EBITDA margin	44%	44%	31%
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
The following table presents a reconciliation of our free cash flow to the most comparable GAAP measure, net cash provided by operating activities, for each of the periods indicated (in thousands):

	Fiscal Year Ended March 31,
	2023	2022	2021
Net cash provided by operating activities	$179,602	$126,575	$82,973
Purchases of property and equipment	(1,701)	(1,912)	(245)
Internal-use software development costs	(4,483)	(3,785)	(4,365)
Free cash flow	$173,418	$120,878	$78,363
Other cash flow components:
Net cash used in investing activities	$(59,923)	$(640,574)	$(70,417)
Net cash provided by (used in) financing activities	$(74,461)	$560,415	$5,407
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
Stock-Based Compensation
We account for stock-based compensation in accordance with the authoritative guidance on stock compensation. Under the fair value recognition provisions of this guidance, stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense, net of estimated forfeitures, in the consolidated statements of operations over the requisite service period, which is generally the vesting period of the respective award. Forfeitures are estimated based upon our historical experience and we revise the estimates, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.
Determining the grant-date fair value of stock options, warrants, and purchase rights under the employee stock purchase plan, or ESPP, requires judgment. We estimate the fair value of restricted stock units, or RSUs, at our stock price on the grant date. We use the Black-Scholes option-pricing model to determine the fair value of stock options, warrants, and the ESPP. The determination of the grant-date fair value using the Black-Scholes model is affected by the fair value of our common stock and assumptions regarding a number of other complex and subjective variables. These assumptions include the expected term of the award, the expected stock price volatility over the expected term of the award, the risk-free interest rate for the expected term of the award, and expected dividends.
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
Business Combinations
The results of businesses acquired in business combinations are included in our consolidated financial statements from the date of the acquisition. Purchase accounting results in assets and liabilities of an acquired business being recorded at their estimated fair values on the acquisition date. Any excess consideration over the fair value of assets acquired and liabilities assumed is recognized as goodwill. The purchase price allocation process requires management to make significant judgment and estimates, including the selection of valuation methodologies, estimates of future expected cash flows, future revenue growth, margins, customer retention rates, technology life, royalty rates, expected use of acquired assets, and discount rates. These factors are also considered in determining the useful life of the acquired intangible assets. These estimates are based in part on historical experience, market conditions and information obtained from management of the acquired companies and are inherently uncertain. We engage the assistance of valuation specialists in concluding on fair value measurements in connection with determining fair values of assets acquired and liabilities assumed in business combinations.
Contingent earn-out consideration payable in cash arising from business combinations is recorded at fair value as a liability on the acquisition date and remeasured at each reporting date. Changes in fair value are recorded in sales and marketing expenses in the consolidated statements of operations. Determining the fair value of the contingent earn-out consideration each period requires management to make assumptions and judgments. These estimates involve inherent uncertainties, and if different assumptions had been used, the fair value of contingent consideration could have been materially different from the amounts recorded. The significant inputs used in the fair value measurement of the contingent earn-out consideration liability are the discount rate and the timing and amounts of the future payments, which are based upon estimates of future achievement of the performance metrics.
Transaction-related costs are expensed as incurred and are included in general and administrative expenses in the consolidated statements of operations.
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
Interest Rate Risk
Our cash and cash equivalents and marketable securities primarily consist of cash on hand and highly liquid investments in money market funds, corporate notes and bonds, asset-backed securities, commercial paper, certificates of deposit, U.S. government and agency securities, and sovereign bonds. As of March 31, 2023 and 2022, we had cash and cash equivalents of $158.0 million and $112.8 million and marketable securities of $683.0 million and $685.3 million, respectively. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair value of our investments. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates.
A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $5.0 million and $10.6 million, respectively, in the market value of our cash equivalents and marketable securities as of March 31, 2023 and March 31, 2022. Fluctuations in the value of our investments caused by a change in interest rates are recorded in other comprehensive income and are realized in net income only if we sell the underlying securities.
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
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Doximity, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Doximity, Inc. and subsidiaries (the "Company") as of March 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, redeemable convertible preferred stock and stockholders’ equity, and cash flows, for each of the three years in the period ended March 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 26, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Revenue Recognition – Subscriptions – Refer to Notes 2 and 3 to the Financial Statements
Critical Audit Matter Description
The Company enters into subscription revenue contracts to host customer-sponsored content on their platform and provide access to the Company’s professional database of healthcare professionals for referral or marketing purposes for defined subscription periods. These contracts are in the form of (i) module-specific subscriptions, for which revenue recognition commences when the first content for the specific module is launched on the platform for the initial monthly period, and recognized over time as each subsequent content period is delivered and (ii) integrated subscriptions, for which revenue is recognized ratably over the subscription period commencing with the beginning of the subscription term. Management identifies and evaluates the relevant contractual terms in its higher value subscription revenue contracts (“contract terms and conditions”) based on its accounting policy in order to determine the pattern of revenue recognition.
Given the significance of the proper identification and evaluation of contract terms and conditions to the pattern of revenue recognition, performing audit procedures to evaluate whether management properly identified and evaluated the relevant contract terms and conditions that impact the pattern of revenue recognition required a high degree of auditor judgment and an increased extent of effort.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company's identification and evaluation of the contract terms and conditions within higher value subscription revenue contracts and the resulting impact on the pattern of revenue recognition included the following, among others:
•We assessed management’s significant accounting policies related to revenue recognition for compliance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers.
•We tested the effectiveness of controls over subscription contract revenue, including those over the identification and evaluation of contract terms and conditions and the resulting impact on revenue recognition.
•We selected a sample of higher value subscription revenue contracts and performed the following:
◦Obtained and read the related contract documents and evaluated whether management had properly identified the contract terms and conditions.
◦Assessed management’s evaluation of the impact of the contract terms and conditions on the pattern of revenue recognition.
Business Combinations – Refer to Note 8 to the Financial Statements
Critical Audit Matter Description
The Company completed the acquisition of AMiON on April 1, 2022 for total purchase consideration of $74.6 million, consisting of $53.5 million in cash and $21.1 million in fair value of contingent earn-out consideration. The Company accounted for the acquisition as a business combination. The purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with the excess recorded to goodwill. This includes a customer relationships intangible asset of $27.2 million. The Company estimated the fair value of the customer relationships using the multiple period excess earnings method cost approach, which requires estimates of the direct cash flows expected to be generated from the existing customers acquired.
We identified the fair value of the acquired customer relationships intangible asset as a critical audit matter because of the significant estimates used by management to value the asset. This required a high degree of auditor judgement and an increased extent of effort, including the involvement of our fair value specialists, when performing audit procedures to evaluate the reasonableness of managements forecast of existing customer revenue and forecasted expenses and the selection of the discount rate.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s forecast of existing customer revenue, forecasted expenses, and the discount rate used in the valuation of the customer relationships intangible asset included the following, among others:
•We tested the effectiveness of controls over the valuation of the acquired intangible assets, including management’s controls related to the forecasted existing customer revenue, future expenses, and discount rate.
•We assessed the reasonableness of management’s forecast of existing customer revenue and expenses by comparing the forecast to historical results, certain peer companies, and industry data.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rate by:
◦Testing the source information underlying the determination of the discount rate and testing the mathematical accuracy of the calculation.
◦Developing a range of independent estimates and comparing those to the discount rate selected by management.

/s/ Deloitte & Touche LLP
San Francisco, California
May 26, 2023

We have served as the Company's auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Doximity, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Doximity Inc. and subsidiaries (the “Company”) as of March 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company as of and for the year ended March 31, 2023, of the Company and our report dated May 26, 2023 expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP
San Francisco, California
May 26, 2023

DOXIMITY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	As of March 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$158,027	$112,809
Marketable securities	682,972	685,304
Accounts receivable, net of allowance for doubtful accounts of $887 and $359 as of March 31, 2023 and 2022, respectively	107,047	81,073
Prepaid expenses and other current assets	22,289	19,439
Deferred contract costs, current	5,118	5,512
Total current assets	975,453	904,137
Property and equipment, net	11,279	8,488
Deferred income tax assets	34,907	48,558
Operating lease right-of-use assets	13,819	1,087
Intangible assets, net	31,836	7,909
Goodwill	67,940	18,915
Other assets	1,654	2,263
Total assets	$1,136,888	$991,357
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,272	$463
Accrued expenses and other current liabilities	31,245	25,270
Deferred revenue, current	105,238	84,907
Operating lease liabilities, current	1,752	642
Total current liabilities	139,507	111,282
Deferred revenue, non-current	198	78
Operating lease liabilities, non-current	13,885	447
Contingent earn-out consideration liability, non-current	15,942	—
Other liabilities, non-current	1,240	956
Total liabilities	170,772	112,763
Commitments and contingencies (Note 14)
Stockholders’ Equity
Preferred stock, $0.001 par value; 100,000 shares authorized as of March 31, 2023 and 2022, respectively; zero shares issued and outstanding as of March 31, 2023 and 2022, respectively	—	—
Class A and Class B common stock, $0.001 par value; 1,500,000 shares authorized as of March 31, 2023 and 2022, respectively; 193,941 and 192,398 shares issued and outstanding as of March 31, 2023 and 2022, respectively	194	192
Additional paid-in capital	762,150	702,589
Accumulated other comprehensive loss	(14,083)	(15,294)
Retained earnings	217,855	191,107
Total stockholders' equity	966,116	878,594
Total liabilities and stockholders’ equity	$1,136,888	$991,357
The accompanying notes are an integral part of these consolidated financial statements.

DOXIMITY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal Year Ended March 31,
	2023	2022	2021
Revenue	$419,052	$343,548	$206,897
Cost of revenue	53,490	39,787	31,196
Gross profit	365,562	303,761	175,701
Operating expenses:
Research and development	80,186	62,350	43,873
Sales and marketing	123,523	92,129	62,033
General and administrative	36,745	35,746	16,492
Total operating expenses	240,454	190,225	122,398
Income from operations	125,108	113,536	53,303
Other income, net	8,048	469	4,466
Income before income taxes	133,156	114,005	57,769
Provision for (benefit from) income taxes	20,338	(40,778)	7,559
Net income	$112,818	$154,783	$50,210
Undistributed earnings attributable to participating securities	—	(21,526)	(28,654)
Net income attributable to Class A and Class B common stockholders, basic and diluted	$112,818	$133,257	$21,556
Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.58	$0.82	$0.29
Diluted	$0.53	$0.70	$0.23
Weighted-average shares used in computing net income per share attributable to Class A and Class B common stockholders:
Basic	193,176	163,484	74,342
Diluted	213,425	191,017	95,134
The accompanying notes are an integral part of these consolidated financial statements.

DOXIMITY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Year Ended March 31,
	2023	2022	2021
Net income	$112,818	$154,783	$50,210
Other comprehensive income (loss)
Change in unrealized gain (loss) on available-for-sale-securities, net of tax benefit (provision) of $(425), $5,199, and $0, respectively	1,211	(15,273)	(21)
Comprehensive income	$114,029	$139,510	$50,189
The accompanying notes are an integral part of these consolidated financial statements.

DOXIMITY, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of March 31, 2020	76,287	$81,458	68,566	$68	$14,954	$—	$(13,886)	$1,136
Stock-based compensation	—	—	—	—	7,398	—	—	7,398
Exercise of stock options	—	—	13,890	14	8,883	—	—	8,897
Issuance of common stock in exchange for services	—	—	22	—	34	—	—	34
Repurchase and retirement of common stock	—	—	(258)	—	(2,022)	—	—	(2,022)
Common stock warrant expense	—	—	—	—	49	—	—	49
Other comprehensive loss	—	—	—	—	—	(21)	—	(21)
Issuance of common stock in connection with an acquisition	—	—	690	1	1,061	—	—	1,062
Net income	—	—	—	—	—	—	50,210	50,210
Balance as of March 31, 2021	76,287	$81,458	82,910	$83	$30,357	$(21)	$36,324	$66,743
Stock-based compensation	—	—	—	—	29,341	—	—	29,341
Exercise of stock options	—	—	10,823	11	12,601	—	—	12,612
Vesting of restricted stock units	—	—	24	—	—	—	—	—
Tax withholding on shares under stock-based compensation awards	—	—	—	—	(817)	—	—	(817)
Repurchase and retirement of common stock	—	—	(181)	—	(2,698)	—	—	(2,698)
Common stock warrant expense	—	—	—	—	2,598	—	—	2,598
Other comprehensive loss	—	—	—	—	—	(15,273)	—	(15,273)
Conversion of redeemable convertible preferred stock upon initial public offering	(76,287)	(81,458)	76,287	76	81,382	—	—	81,458
Issuance of common stock upon initial public offering, net of offering costs	—	—	22,506	22	548,430	—	—	548,452
Issuance of common stock in connection with the employee stock purchase plan	—	—	29	—	1,395	—	—	1,395
Net income	—	—	—	—	—	—	154,783	154,783
Balance as of March 31, 2022	—	$—	192,398	$192	$702,589	$(15,294)	$191,107	$878,594

DOXIMITY, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (Continued)
(in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of March 31, 2022	—	$—	192,398	$192	$702,589	$(15,294)	$191,107	$878,594
Stock-based compensation	—	—	—	—	43,343	—	—	43,343
Exercise of stock options and common stock warrants	—	—	3,842	4	9,925	—	—	9,929
Vesting of restricted stock units	—	—	223	—	—	—	—	—
Tax withholding on shares under stock-based compensation awards	—	—	—	—	(3,822)	—	—	(3,822)
Repurchase and retirement of common stock	—	—	(2,675)	(2)	—	—	(86,070)	(86,072)
Common stock warrant expense	—	—	—	—	5,356	—	—	5,356
Issuance of common stock in connection with the employee stock purchase plan	—	—	153	—	4,759	—	—	4,759
Other comprehensive income	—	—	—	—	—	1,211	—	1,211
Net income	—	—	—	—	—	—	112,818	112,818
Balance as of March 31, 2023	—	$—	193,941	$194	$762,150	$(14,083)	$217,855	$966,116
The accompanying notes are an integral part of these consolidated financial statements.

DOXIMITY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended March 31,
	2023	2022	2021
Cash flows from operating activities
Net income	$112,818	$154,783	$50,210
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,283	5,040	3,702
Deferred income taxes	13,226	(41,247)	4,987
Stock-based compensation, net of amounts capitalized	47,834	31,442	7,252
Non-cash lease expense	2,027	1,159	2,433
Amortization of premium on marketable securities, net	3,115	4,332	197
Loss on sale of marketable securities	1,093	1,231	—
Amortization of deferred contract costs	8,785	9,755	6,883
Gain on sale of business	—	—	(4,698)
Other	1,454	410	403
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(26,242)	(31,017)	(20,452)
Prepaid expenses and other assets	(3,448)	(9,089)	(1,833)
Deferred contract costs	(8,462)	(9,609)	(9,384)
Accounts payable, accrued expenses and other liabilities	(195)	8,664	7,285
Deferred revenue	17,527	1,828	38,571
Operating lease liabilities	(213)	(1,107)	(2,583)
Net cash provided by operating activities	179,602	126,575	82,973
Cash flows from investing activities
Cash paid for acquisition, net of cash acquired	(53,500)	—	(31,682)
Purchases of property and equipment	(1,701)	(1,912)	(245)
Internal-use software development costs	(4,483)	(3,785)	(4,365)
Purchases of marketable securities	(190,560)	(1,317,193)	(78,880)
Maturities of marketable securities	83,139	47,919	40,537
Sales of marketable securities	107,182	633,802	—
Proceeds from sale of business	—	—	4,230
Other	—	595	(12)
Net cash used in investing activities	(59,923)	(640,574)	(70,417)
Cash flows from financing activities
Proceeds from issuance of common stock upon initial public offering after deducting underwriting discounts and commissions	—	553,905	—
Proceeds from issuance of common stock upon exercise of stock options and common stock warrants	9,926	12,612	8,897
Proceeds from issuance of common stock in connection with the employee stock purchase plan	4,759	1,395	—
Taxes paid related to net share settlement of equity awards	(3,822)	(817)	—
Repurchase of common stock	(85,324)	(2,698)	(2,022)
Payments of deferred offering costs	—	(3,982)	(1,468)
Net cash provided by (used in) financing activities	(74,461)	560,415	5,407
Net increase in cash and cash equivalents	45,218	46,416	17,963
Cash and cash equivalents, beginning of period	112,809	66,393	48,430
Cash and cash equivalents, end of period	$158,027	$112,809	$66,393

DOXIMITY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

Supplemental disclosures of cash flow information
Cash paid for taxes	$5,231	$206	$5,972
Non-cash financing and investing activities
Conversion of redeemable convertible preferred stock to common stock	$—	$81,458	$—
Unpaid deferred offering costs	$—	$—	$782
Common stock issued in acquisition	$—	$—	$1,062
Capitalized stock-based compensation for internal-use software development costs	$865	$497	$195
Amounts held in escrow related to sale of business	$—	$—	$470
Fair value of contingent earn-out consideration included in purchase consideration	$21,134	$—	$—
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$14,759	$1,151	$—
Repurchase included in accrued expenses	$748	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business
Description of Business
Doximity, Inc. (the “Company”) was incorporated in the state of Delaware in April 2010 as 3MD Communications, Inc. and is headquartered in San Francisco, California. The Company subsequently changed its name to Doximity, Inc. in June 2010. The Company provides an online platform, which enables physicians and other healthcare professionals to collaborate with their colleagues, securely coordinate patient care, conduct virtual patient visits, stay up to date with the latest medical news and research, monitor their work schedules, and manage their careers. The Company’s customers primarily include pharmaceutical companies and health systems that connect with healthcare professionals through the Company’s digital Marketing and Hiring Solutions. Marketing Solutions provide customers with the ability to share tailored content on the network. Hiring Solutions enable customers to identify, connect with, and hire from the network of both active and passive potential physician candidates.
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

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Concentrations of credit risk with respect to accounts receivable are primarily limited to certain customers to which the Company makes substantial sales. The Company’s significant customers that represented 10% or more of revenue or accounts receivable, net for the periods presented were as follows:

	Revenue			Accounts Receivable, Net
	Fiscal Year Ended March 31,			As of March 31,
	2023	2022	2021	2023	2022
Customer A	*	*	12%	18%	21%
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
The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, through the following five steps:
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
Contractual terms for Marketing Solutions contracts are generally 12 months or less. Customers are generally billed for a portion of the contract upon contract execution and then billed throughout the remainder of the contract based on various time-based milestones. Certain Marketing Solutions contracts are cancellable with a customary notice period. The Company does not refund prepayment fees invoiced and customers are responsible for prorated amounts to cover services that were provided but

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
payment was not made. The contractual term for Hiring Solutions contracts is generally 12 months. Hiring Solutions contracts are noncancellable and customers are billed in annual, quarterly, or monthly installments in advance of the service period.
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
Marketing Solutions customers may purchase a subscription for a specific module to be used over a defined period of time. These customers may purchase more than one module with either the same or different subscription periods. Modules are the core building blocks of the customers’ marketing plan and can be broadly categorized as Awareness, Interactivity, and Peer. As an example, the Company’s Awareness modules may include a sponsored article, short animated videos or other short-form content that is presented to the targeted member.
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

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred compensation for Marketing Solutions contracts and Hiring Solutions renewal contracts is amortized over the weighted-average contractual term, ranging from 7 months to 13 months. Deferred compensation tied to new and expansion contracts for Hiring Solutions is amortized on a straight-line basis over the expected period of benefit of 4 years, which is determined by the nature of the Company’s technology and services, the rate at which the Company continually enhances and updates its technology, and its historical customer retention. The portion of deferred compensation expected to be recognized within one year of the balance sheet date is recorded as deferred contract costs, current, and the remaining portion is recorded as other assets on the consolidated balance sheets. Amortization of deferred contract costs are included in cost of revenue and sales and marketing expense in the consolidated statements of operations. Sales compensation that is not considered incremental costs are expensed in the same period as they are earned.
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
The Company’s marketable securities portfolio includes only debt securities. Marketable debt securities that the Company may sell prior to maturity in response to changes in the Company's investment strategy, liquidity needs, or for other reasons are classified as available-for-sale. The Company's portfolio as of March 31, 2023 and 2022 includes only available-for-sale securities. Available-for-sale securities are stated at fair value as of each balance sheet date. Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive income, a component of stockholders’ equity on the consolidated balance sheets. The Company’s marketable securities are available for use in current operations, even if the security matures beyond 12 months. The Company classifies its marketable securities as current assets on the consolidated balance sheets.
Periodically, the Company assesses the available-for-sale securities for impairment. An investment is impaired if the fair value of the investment is less than its amortized cost basis. The amortized cost of an investment will be written down to the fair value when the Company determines (i) it is more likely than not that management will be required to sell the impaired security before recovery of its amortized basis or (ii) management has the intention to sell the security. If neither of these conditions are met, the Company must determine whether the impairment is due to credit losses. A credit loss exists if the amortized cost basis of the security exceeds the present value of cash flows expected to be collected. All credit losses are recorded to other income, net, and any remaining unrealized losses are recorded to other comprehensive income (loss). If the Company has the intent to sell an available-for-sale security in an unrealized loss position or it is more likely than not that it will be required to sell the security prior to recovery of its amortized cost basis, any previously recorded allowance is reversed and the entire difference between the amortized cost basis of the security and its fair value is recognized in other income, net in the consolidated statements of operations.

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company determines any realized gains or losses on the sale of marketable securities on a specific identification method and records them to other income, net. Amortization of premiums and accretion of discounts are recorded to other income, net.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. The Company estimates its allowance for doubtful accounts by evaluating the Company’s ability to collect outstanding receivable balances. The Company considers various factors, including the age of the balance, the creditworthiness of the customer, which is assessed based on ongoing credit evaluations, payment history and the customer’s current financial condition. The Company had no material bad debt write offs for the years ending March 31, 2023, 2022, and 2021.
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
When assets are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are written off, and any resulting gain or loss is recorded in the consolidated statements of operations in the period realized. Maintenance and repairs are expensed as incurred.
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
Business Combinations
When the Company acquires a business, the purchase consideration is allocated to the tangible and intangible assets acquired and liabilities assumed at their estimated fair values on the acquisition date. The excess of the fair value of purchase consideration over the values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, management makes significant estimates and assumptions, including the selection of valuation methodologies, estimates of future expected cash flows, future revenue growth, margins, customer retention rates, technology life, royalty rates, expected use of acquired assets, and discount rates. Acquisition costs, such as legal and consulting fees, are expensed as incurred.
Goodwill, Intangible Assets, and Long-Lived Assets
Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized, but is tested for impairment at least annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company has one reporting unit and evaluates goodwill for impairment at the entity level. If the carrying value of the reporting unit exceeds its fair value, an impairment charge is recognized for the excess of the carrying value of the reporting unit over its fair value, limited to the amount of goodwill

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
allocated to the reporting unit. The Company performs its annual impairment test of goodwill in its fourth fiscal quarter and whenever events or circumstances indicate that the asset might be impaired.
The intangible assets are stated at cost less accumulated amortization and are amortized on a straight-line basis over their estimated remaining economic lives. Amortization expense related to intangible assets is included in cost of revenue and sales and marketing expense.
Management evaluates the recoverability of the Company’s long-lived assets when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset or an asset group to the estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If the carrying value exceeds the estimated undiscounted future cash flows, an impairment loss is recognized for the amount by which the carrying amount exceeds the fair value for the asset or asset group.
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
The fair value of each RSU and PSU is based on the fair value of the Company’s Class A common stock, which is traded on the NYSE, on the date of grant.
The grant-date fair value of warrants, stock purchase rights granted to employees under the ESPP (“ESPP rights”), and stock options with service-based or performance-based vesting conditions is estimated using the Black-Scholes pricing model. The grant-date fair value of stock options with market-based vesting conditions is estimated using the Monte Carlo simulation model. The determination of the grant-date fair value using an option-pricing model is affected by the fair value of the Company’s common stock and assumptions regarding a number of other complex and subjective variables. These assumptions include the expected term of the award, the expected stock price volatility over the expected term of the award, the risk-free interest rate for the expected term of the award, and expected dividends.
Prior to the IPO, the Company granted stock options and warrants which were valued using the Black-Scholes pricing model, and after the IPO, the Company has granted warrants and ESPP rights which were valued using the Black-Scholes pricing model. The assumptions used in the Black-Scholes models are determined as follows:
Risk-Free Interest Rate—The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent expected term of the awards.
Expected Volatility—Prior to the IPO, when there was no public market for the Company’s common stock, the expected volatility was determined using the historical volatilities of several publicly listed peer companies over a period equivalent to the expected term of the awards. After the IPO, the expected volatility was determined using the historical stock volatilities of the common stock of the Company over a period equivalent to the duration of the offering period.
Expected Term—The expected term represents the period that the Company’s stock-based awards are expected to be outstanding. Prior to the IPO, the Company estimated the expected term for awards granted to employees using the simplified method as the Company’s historical share option exercise experience did not provide a reasonable basis upon which to estimate the expected term. The simplified method uses the average of the vesting period and contractual term. For awards granted to non-employees, the Company used the contractual term as the expected term. For ESPP rights, the expected term is equivalent to the offering period.

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Expected Dividend Yield—The Company has not historically issued dividends and does not currently expect to issue a dividend in the future.
Fair Value Per Share of the Company’s Common Stock—Because the Company’s common stock was not publicly traded until the completion of the IPO, the Company’s board of directors considered numerous objective and subjective factors to determine the fair value of the Company’s common stock at each meeting during which awards were approved. These factors included, but were not limited to (i) contemporaneous third-party valuations of common stock; (ii) the rights and preferences of the Company’s preferred stock relative to common stock; (iii) the lack of marketability of common stock; (iv) developments in the business; and (v) the likelihood of achieving a liquidity event, such as an IPO or sale of the Company, given prevailing market conditions. After the IPO, the Company used the closing stock price of the Company’s Class A common stock, which is traded on the NYSE.
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
Net Income Per Share Attributable to Common Stockholders
The Company applies the two-class method to compute basic and diluted net income per share attributable to common stockholders when shares meet the definition of participating securities.
Prior to the automatic conversion of the Company’s outstanding redeemable convertible preferred stock to Class B common stock in connection with the IPO, the Company had redeemable convertible preferred stock. The redeemable convertible preferred stock was considered to be a participating security because the holders were each entitled to receive noncumulative dividends out of any funds legally available, when and if declared by the Company’s board of directors, payable prior and in preference to any dividends on any shares of common stock based on the proportion of common stock that would be held if all shares of redeemable convertible preferred stock were converted at the then-effective conversion rate. Redeemable convertible preferred stock was therefore included in the computation of earnings per share under the two-class method. Holders of redeemable convertible preferred stock do not have a contractual obligation to share in the Company’s losses.
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
Diluted net income per share attributable to common stockholders is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities include stock options, RSUs, PSUs, ESPP, redeemable convertible preferred stock, and common stock warrants.

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The rights, including the liquidation and dividend rights, of the holders of Class A and Class B common stock are identical, except with respect to voting, converting, and transfer rights. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis to each class of common stock and the resulting basic and diluted net loss per share attributable to common stockholders are, therefore, the same for both Class A and Class B common stock on both an individual and combined basis.
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
Advertising Expenses
Advertising costs are expensed as incurred and are included in sales and marketing expense in the consolidated statements of operations. Advertising expense was $2.6 million, $2.8 million, and $2.6 million for the fiscal years ended March 31, 2023, 2022, and 2021, respectively.
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

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company adopted this guidance on April 1, 2022, and the adoption of this guidance did not have a material impact on the consolidated financial statements.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customer, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with Topic 606, Revenue from Contracts with Customers, as if it had originated the contracts. Previously, the Company recognized contract assets and contract liabilities at the acquisition date based on fair value estimates, which had resulted in a reduction to unearned revenue on the balance sheet, and therefore, a reduction to revenues that would have otherwise been recorded as an independent entity. The Company adopted this guidance on April 1, 2022, using the prospective approach. The adoption is applicable to business combinations occurring on or after April 1, 2022, including the Company’s acquisition of the assets of the AMiON on-call scheduling and messaging application used by scheduling staff and physicians completed on April 1, 2022 (the “AMiON” Acquisition). See Note 8—Business Combinations for additional discussion regarding the AMiON acquisition.
3. Revenue Recognition
Revenue Disaggregation
Revenue consisted of the following (in thousands):

	Fiscal Year Ended March 31,
	2023	2022	2021
Subscription	$389,739	$319,298	$192,256
Other	29,313	24,250	14,641
Total revenue	$419,052	$343,548	$206,897
Contract Balances
Changes in the Company’s deferred revenue balances were as follows (in thousands):

	As of March 31,
	2023	2022
Beginning balance	$84,985	$83,492
Additions, net, during the period	439,503	345,041
Revenue recognized from the beginning balance	(83,231)	(82,534)
Revenue recognized from contracts invoiced during the period	(335,821)	(261,014)
Ending balance	$105,436	$84,985
Included in the additions, net, during the period was $2.9 million of additions due to the AMiON acquisition which closed on April 1, 2022. See Note 8 — Business Combinations for additional information.
The Company’s unbilled revenue balances were $2.2 million and $1.4 million as of March 31, 2023 and 2022, respectively.
Deferred Contract Costs
The Company capitalized $8.5 million, $9.6 million, and $9.4 million of contract acquisition costs for the fiscal years ended March 31, 2023, 2022, and 2021, respectively. Amortization of deferred contract costs was $8.8 million, $9.8 million, and $6.9 million for the fiscal years ended March 31, 2023, 2022, and 2021, respectively. Deferred contract costs are periodically analyzed for impairment. There were no impairment losses relating to deferred contract costs during the fiscal years ended March 31, 2023, 2022, and 2021.

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Investments
The cost, gross unrealized gains and losses, and fair value of investments are as follows (in thousands):

	As of March 31, 2023
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$126,275	$—	$—	$126,275
Total cash equivalents	126,275	—	—	126,275
Marketable securities:
Asset-backed securities	7,271	—	(71)	7,200
Certificates of deposit	27,380	—	(80)	27,300
Commercial paper	78,609	6	(126)	78,489
Corporate notes and bonds	119,241	49	(778)	118,512
Sovereign bonds	7,744	—	(360)	7,384
U.S. government and agency securities	461,584	12	(17,509)	444,087
Total marketable securities	701,829	67	(18,924)	682,972
Total cash equivalents and marketable securities	$828,104	$67	$(18,924)	$809,247
As of March 31, 2023, the contractual maturities of the Company’s available-for-sale debt securities were as follows (in thousands):

Fair Value
Due within one year	$360,143
Due in one year to two years	315,629
Asset-backed securities	7,200
Total	$682,972
Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations.
The cost, gross unrealized gains and losses, and fair value of investments were as follows (in thousands):

	As of March 31, 2022
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Commercial paper	$2,686	$—	$—	$2,686
Money market funds	20,072	—	—	20,072
Total cash equivalents	22,758	—	—	22,758
Marketable securities:
Asset-backed securities	7,791	—	(51)	7,740
Commercial paper	9,436	—	(53)	9,383
Corporate notes and bonds	129,900	—	(1,796)	128,104
Sovereign bonds	8,770	—	(334)	8,436
U.S. government and agency securities	549,901	—	(18,260)	531,641
Total marketable securities	705,798	—	(20,494)	685,304
Total cash equivalents and marketable securities	$728,556	$—	$(20,494)	$708,062
As of March 31, 2023 and 2022, the Company has recognized accrued interest of $2.8 million and $2.1 million, respectively, which is included in prepaid expenses and other current assets in the consolidated balance sheets.

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The unrealized losses associated with the Company’s debt securities were $18.9 million and $20.5 million as of March 31, 2023 and 2022, respectively. As the Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or until the cost basis is recovered, the Company did not recognize any impairment on these securities as of March 31, 2023 and 2022. The Company did not recognize any credit losses related to the Company’s debt securities during the fiscal years ended March 31, 2023 and 2022. The fair value related to the debt securities with unrealized loss for which no credit losses were recognized was $653.4 million and $684.7 million as of March 31, 2023 and 2022, respectively.
5. Fair Value Measurements
The following tables present the fair value hierarchy for the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of March 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$126,275	$—	$—	$126,275
Total cash equivalents	126,275	—	—	126,275
Marketable securities:
Asset-backed securities	—	7,200	—	7,200
Certificates of deposit	—	27,300	—	27,300
Commercial paper	—	78,489	—	78,489
Corporate notes and bonds	—	118,512	—	118,512
Sovereign bonds	—	7,384	—	7,384
U.S. government and agency securities	439,748	4,339	—	444,087
Total marketable securities	439,748	243,224	—	682,972
Total cash equivalents and marketable securities	$566,023	$243,224	$—	$809,247

Liabilities:
Contingent earn-out consideration liability	$—	$—	$21,862	$21,862
Total contingent earn-out consideration liability	$—	$—	$21,862	$21,862

	As of March 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	$—	$2,686	$—	$2,686
Money market funds	20,072	—	—	20,072
Total cash equivalents	20,072	2,686	—	22,758
Marketable securities:
Asset-backed securities	—	7,740	—	7,740
Commercial paper	—	9,383	—	9,383
Corporate notes and bonds	—	128,104	—	128,104
Sovereign bonds	—	8,436	—	8,436
U.S. government and agency securities	530,174	1,467	—	531,641
Total marketable securities	530,174	155,130	—	685,304
Total cash equivalents and marketable securities	$550,246	$157,816	$—	$708,062
During the fiscal years ended March 31, 2023 and 2022, the Company had no transfers between levels of the fair value hierarchy.

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Contingent Earn-out Consideration Liability
The following table summarizes the changes in the contingent earn-out consideration liability (in thousands):

Fiscal Year Ended March 31, 2023
Beginning fair value	$—
Additions in the period	21,134
Change in fair value	728
Ending fair value	$21,862
The contingent earn-out consideration liability relates to the AMiON acquisition, which closed on April 1, 2022. The fair value of the liability is remeasured at each reporting date until the related contingency is resolved, with any changes to the fair value recognized as sales and marketing expense in the consolidated statements of operations.
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
6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of March 31,
	2023	2022
Furniture and equipment	$2,816	$336
Computers and software	745	769
Leasehold improvements	888	796
Internal-use software development costs	20,405	15,057
Total property and equipment	24,854	16,958
Less: accumulated depreciation and amortization	(13,575)	(8,470)
Total property and equipment, net	$11,279	$8,488
Depreciation and amortization expense on property and equipment for the fiscal years ended March 31, 2023, 2022, and 2021 was $5.5 million, $4.0 million and $2.6 million, respectively. Included in these amounts was amortization expense for internal-use software development costs of $4.8 million, $3.5 million and $2.2 million for the fiscal years ended March 31, 2023, 2022, and 2021, respectively. The amortization of the internal-use software development costs is included in cost of revenue in the consolidated statements of operations.
During the years ended March 31, 2023, 2022, and 2021, the Company capitalized $5.3 million, $4.3 million, and $4.6 million, respectively, of internal-use software development costs, which are included in property and equipment, net on the consolidated balance sheets.
No impairment was recognized on property and equipment during the years ended March 31, 2023, 2022, and 2021.

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of March 31,
	2023	2022
Accrued commissions	$5,733	$6,653
Accrued payroll, bonus, and related expenses	8,739	8,015
Employee contributions under employee stock purchase plan	589	621
Rebate liabilities	3,348	4,933
Sales and other tax liabilities	1,504	785
Current portion of contingent earn-out consideration liability	5,920	—
Other	5,412	4,263
Total accrued expenses and other current liabilities	$31,245	$25,270
8. Business Combinations
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

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Under the definitive agreement for the AMiON acquisition, the Company will pay contingent earn-out consideration of up to $24.0 million, of which $4.0 million is a minimum guarantee and the remaining $20.0 million is subject to the achievement of certain operational performance metrics over the next four years. The contingent earn-out consideration is payable in cash in annual installments over the next four years, with approximately $6.0 million settled in the first quarter of fiscal 2024. The contingent earn-out consideration is classified as a liability, the short-term portion of which is included in accrued expenses and other current liabilities and the long-term portion is in contingent earn-out consideration liability, non-current in the consolidated balance sheets. See Note 5—Fair Value Measurements for additional information regarding the valuation of the contingent earn-out consideration liability.
Additionally, in May 2022, 93,458 RSUs with a grant date fair value of $32.99 per share were granted to the eligible employees joining the Company in connection with the AMiON acquisition. The shares will vest on a quarterly basis over four years based on continued service. The aggregate grant date fair value of these RSUs is accounted for as post-acquisition stock-based compensation expense and is recognized on a straight-line basis over the requisite service period.
The AMiON acquisition was accounted for as a business combination. The purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with the excess recorded to goodwill as shown below. The purchase consideration allocation was as follows (in thousands):

Assets acquired:
Accounts receivable	$447
Customer relationships	27,200
Developed technology	820
Trademark	700
Total assets acquired	$29,167

Liabilities assumed:
Deferred revenue	$2,925
Other liabilities	633
Net assets acquired, excluding goodwill	25,609
Goodwill	$49,025
Total purchase consideration	$74,634
Goodwill generated from the AMiON acquisition represents the future benefits from the development of future customer relationships and the assembled workforce. Goodwill from this business combination is deductible for income tax purposes.
Intangible assets acquired are comprised of customer relationships, trademarks, and developed technology with estimated useful lives of 9 years, 3 years, and 18 months, respectively. The fair value assigned to the customer relationships was determined primarily using the multiple period excess earnings method cost approach, which estimates the direct cash flows expected to be generated from the existing customers acquired. The results of operations of this business combination have been included in the consolidated financial statements from the acquisition date.
The acquisition-related costs were not material and were recorded as general and administrative expense in the consolidated statements of operations.
Separate operating results and pro forma results of operations for AMiON have not been presented as the effect of this acquisition was not material to the Company’s financial results.

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. Intangible Assets
Intangible assets, net consisted of the following (in thousands):

	As of March 31,
	2023	2022
Customer relationships	$37,069	$9,869
Other intangibles	1,531	11
Total intangible assets	38,600	9,880
Less: accumulated amortization	(6,764)	(1,971)
Total intangible assets, net	$31,836	$7,909
Amortization expense for intangible assets was $4.8 million, $1.0 million and $1.1 million for the fiscal years ended March 31, 2023, 2022, and 2021 respectively.
As of March 31, 2023, future amortization expense is as follows (in thousands):

Fiscal Years Ending March 31,	Amount
2024	$4,519
2025	4,245
2026	4,012
2027	4,010
2028	4,010
Thereafter	11,040
Total future amortization expense	$31,836
Goodwill
The changes in the carrying amount of goodwill were as follows (in thousands):

Fiscal Year Ended March 31, 2023
Balance, beginning of period	$18,915
Goodwill acquired	49,025
Balance, end of period	$67,940
There were no changes to the Company’s goodwill balance of $18.9 million during the fiscal year ended March 31, 2022. No impairment charges on goodwill were recorded during the fiscal years ended March 31, 2023, 2022, and 2021.
10. Redeemable Convertible Preferred Stock
Upon completion of the IPO in June 2021, all shares of the Company’s redeemable convertible preferred stock outstanding, totaling 76,286,618, were automatically converted into an equivalent number of shares of Class B common stock on a one-to-one basis. The carrying value of redeemable convertible preferred stock of $81.5 million was reclassified into stockholders’ equity. As of March 31, 2023 and 2022, there were no shares of redeemable convertible preferred stock issued or outstanding.
11. Equity
Preferred Stock
In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 100,000,000 shares of undesignated preferred stock with a par value of $0.001 per share with rights

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
and preferences, including voting rights, designated from time to time by the board of directors. As of March 31, 2023 and 2022, there were no shares of preferred stock issued and outstanding.
Common Stock and Creation of Dual-Class Structure
The Company has two classes of common stock authorized: Class A common stock and Class B common stock, and are collectively referred to as common stock throughout the notes to the consolidated financial statements, unless otherwise noted. On June 8, 2021, the Company’s board of directors and stockholders approved an amendment to the Company’s amended and restated certificate of incorporation which authorized 1,000,000,000 shares of Class A common stock with par value of $0.001 and one vote per share, and 500,000,000 shares of Class B common stock with par value of $0.001 and ten votes per share. The holders of common stock are entitled to receive dividends, as may be declared by the board of directors. Each of the Company’s 85,523,836 shares of then-existing common stock outstanding was reclassified into Class B common stock. Each outstanding share of Class B common stock may be converted at any time at the option of the holder into one share of Class A common stock. As of March 31, 2023, there were 120,682,472 shares of Class A common stock, and 73,258,344 shares of Class B common stock outstanding.
Stock Repurchase Program
On May 12, 2022, the Company’s board of directors authorized a program to repurchase up to $70 million of the Company’s Class A common stock. As of September 30, 2022, the Company repurchased and retired 2,150,982 shares of Class A common stock for an aggregate purchase price of $70 million, thereby completing this share repurchase program.
On October 28, 2022, the Company’s board of directors authorized an additional program to repurchase up to $70 million of the Company’s Class A common stock. The repurchases may be executed from time to time over the next 12 months, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. Immediately upon the repurchase of any shares of Class A common stock, such shares shall be retired by the Company and shall automatically return to the status of authorized but unissued shares of Class A common stock. As of March 31, 2023, the Company repurchased and retired 523,647 shares of Class A common stock for an aggregate purchase price of $16.0 million, and $54.0 million remained available and authorized for repurchases under this program.
Common Stock Warrants
In March 2017, the Company issued a warrant to purchase 250,000 shares of common stock at an exercise price of $0.72 per share in connection with a contract signed between the Company and U.S. News & World Report, L.P., or U.S. News. The warrant expires 10 years from the date of grant. As of March 31, 2023, the warrant was fully vested. During the fiscal year ended March 31, 2023, the warrant for 125,000 shares were exercised with an intrinsic value of $4.0 million. The remaining warrant for 125,000 shares was outstanding as of March 31, 2023.
In October 2021, the Company issued a warrant to U.S. News (the “U.S. News Warrant”) to purchase 516,000 shares of Class A common stock with an exercise price of $12.56 per share in connection with the execution of a commercial agreement with the U.S. News (the “Commercial Agreement”). The U.S. News Warrant expires 10 years from the date of grant. The first tranche of the U.S. News Warrant vested on May 1, 2022 and the remainder will vest on a monthly basis over approximately 6 years. The grant-date fair value of the U.S. News Warrant was $34.7 million, which was determined using the Black-Scholes option-pricing model on the date of grant using the following assumptions: fair value of common stock of $76.50, volatility of 46.9%, risk-free interest rate of 1.61%, contractual term of 10 years, and an expected dividend of 0%. The fair value of the warrant is recognized as expense in cost of revenue in the consolidated statements of operations on a straight-line basis over its vesting term of 6.48 years. During the fiscal years ended March 31, 2023 and 2022, $5.4 million and $2.6 million were recognized as stock-based compensation expense relating to the U.S. News Warrant, respectively. As of March 31, 2023, unamortized compensation expense, net of estimated forfeitures, related to the unvested warrants was $26.8 million, which is expected to be recognized over the remaining vesting period of 5.0 years.
Equity Incentive Plans
2010 Equity Incentive Plan
In April 2010, the Company’s board of directors and stockholders approved the adoption of the 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan provides for the granting of incentive stock options, nonstatutory stock options, restricted stock units, and restricted stock awards to employees, non-employee directors, and consultants of the Company. Options may

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
2021 Stock Option and Incentive Plan
In June 2021, the Company’s board of directors approved the adoption of the 2021 Stock Option and Incentive Plan (the “2021 Plan”), which became effective upon the Company’s initial public offering and supersedes the 2010 Plan. The 2010 Plan continues to govern the terms of outstanding awards that were granted under the 2010 Plan. The 2021 Plan provides for the granting of incentive stock options, nonstatutory stock options, restricted stock units, and restricted stock awards to employees, non-employee directors, and consultants of the Company. A total of 22,500,000 shares of Class A common stock was initially reserved for the 2021 Plan. The number of shares reserved and available for issuance for the 2021 Plan will automatically increase each April 1, beginning on April 1, 2022, by the lesser of 5% of the outstanding number of shares of the Class A and Class B common stock on the immediately preceding March 31, or such lesser number of shares as determined by the Company’s compensation committee. Any shares of Class B common stock that would have otherwise been returned to the Company’s 2010 Plan as a result of forfeiture, expiration, cancellation, termination or net issuances of awards thereunder shall be returned to the share reserve under the 2021 Plan after being automatically converted from shares of Class B common stock to Class A common stock. The 2010 Plan and the 2021 Plan are collectively referred to as the “Plans” in the notes to the consolidated financial statements, unless otherwise noted.
2021 Employee Stock Purchase Plan
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
The Company granted stock options under the terms of the Plans and outside of the Plans, as approved by the board of directors. During fiscal 2018, the Company granted 4,682,582 options outside of the Plans, of which 2,027,917 options were exercised and 2,654,665 were outstanding as of March 31, 2023.
The Company has shares of common stock reserved for issuance as follows (in thousands):

March 31, 2023
Common stock warrants	641
2010 Plan
Options outstanding	19,752
2021 Plan
Awards outstanding	2,157
Shares available for future grant	31,112
2021 ESPP	6,243
Options outstanding outside the Plans	2,655
Total	62,560

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock Options
Stock options granted generally vest over four years with service-based, performance-based, and/or market-based conditions and expire ten years from the date of grant.
Stock option activities within the Plans as well as outside of the Plans were as follows:

	Number of Shares (in thousands)	Weighted-Average Exercise Price	Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance, March 31, 2022	26,983	$4.15	7.63	$1,293,545
Options exercised	(3,717)	2.65
Options forfeited or expired	(859)	4.48
Balance, March 31, 2023	22,407	4.39	6.56	627,187
Vested and exercisable as of March 31, 2023	11,897	2.58	5.62	354,546
Vested and expected to vest as of March 31, 2023	21,472	4.29	6.51	603,118
The aggregate intrinsic value of options exercised during the fiscal years ended March 31, 2023, 2022, and 2021 was $118.4 million, $521.6 million, and $52.6 million respectively.
The weighted-average grant-date fair value of options granted for the fiscal years ended March 31, 2022 and 2021 was $10.73 and $3.18 respectively. The Company has not granted any stock options since the first quarter of fiscal 2022.
As of March 31, 2023, unamortized stock-based compensation expense, net of estimated forfeitures, related to unvested stock options was $37.0 million, which is expected to be recognized over a weighted-average period of 2.92 years.
The fair value of each option on the date of grant was determined using the Black-Scholes option-pricing model with the assumptions set forth in the following table:

Fiscal Year Ended March 31,
	2022	2021
Fair value of common stock	$18.41 - $21.41	$2.06 - $10.51
Volatility	46.5% - 47.0%	38.1% - 58.3%
Risk-free interest rate	0.77% - 1.02%	0.26% - 1.02%
Expected term (in years)	5.00 - 6.09	5.00 - 8.00
Expected dividend	—%	—%
Performance-Based and/or Market-Based Options
In March 2018, the board of directors of the Company granted 1,792,000 options to the Chief Executive Officer with an exercise price of $0.97 per share under the 2010 Plan (the “2018 CEO Grant”) with a liquidity-event performance-based vesting condition based on the occurrence of a qualifying liquidity event, including an IPO, as well as stock price target after the consummation of the IPO. In September 2020, the 2018 CEO Grant was modified to extend the stock price target achievement cutoff date. The fair value of the 2018 CEO Grant was determined using a Monte Carlo simulation approach on the modification date. The achievement of the qualifying event was not considered to be probable prior to the Company’s IPO. Upon the Company's IPO, the liquidity-event performance-based condition was met. During the fiscal years ended March 31, 2023 and 2022, $0.2 million and $1.7 million was recognized as stock-based compensation expense relating to the 2018 CEO Grant. As of March 31, 2023, this option was fully vested.
As of March 31, 2022, the Company had 480,000 unvested options with performance-based and service-based vesting conditions. The performance conditions are satisfied upon meeting certain financial performance targets. During the fiscal year ended March 31, 2023, 200,000 options vested and 280,000 options were forfeited. There were no unvested options remaining as of March 31, 2023. The stock-based compensation expense related to these performance options was $1.7 million for the fiscal year ended March 31, 2022 and was immaterial for the fiscal years ended March 31, 2023 and 2021. There is no remaining unrecognized compensation expense as of March 31, 2023.

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock Units (“RSUs”)
The RSUs granted by the Company generally vest over four years based on continued service.
The following table summarizes RSU activity (in thousands, except per share information):

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance, March 31, 2022	534	$68.23
Granted	1,863	34.27
Vested	(324)	51.23
Forfeited	(122)	44.93
Unvested balance, March 31, 2023	1,951	40.08
The total fair value of RSUs vested during the fiscal years ended March 31, 2023 and 2022 was $11.4 million and $2.5 million, respectively. No RSUs were granted before fiscal 2022.
As of March 31, 2023, unamortized stock-based compensation expense, net of estimated forfeitures, related to unvested RSUs was $59.3 million, and is expected to be recognized over a weighted-average period of approximately 3.04 years.
Performance-Based Restricted Stock Units (“PSUs”)
The PSUs have service-based and performance-based vesting conditions that are satisfied upon meeting certain financial performance targets.
The following table summarizes PSU activity (in thousands, except per share information):

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance, March 31, 2022	12	$80.00
Granted	213	34.63
Vested	(11)	80.00
Forfeited	(8)	38.47
Unvested balance, March 31, 2023	206	34.68
The total fair value of PSUs vested during the fiscal year ended March 31, 2023 $0.4 million. No PSUs vested during the fiscal year ended March 31, 2022 and no PSUs were granted before fiscal 2022.
As of March 31, 2023, unamortized stock-based compensation expense, net of estimated forfeitures, related to unvested PSUs that are probable of vesting was $3.0 million, and is expected to be recognized over a weighted-average period of approximately 0.76 years.

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the consolidated statement of operations was as follows (in thousands):

	Fiscal Year Ended March 31,
	2023	2022	2021
Cost of revenue	$9,634	$4,979	$600
Research and development	12,583	7,065	1,975
Sales and marketing	16,939	8,108	1,998
General and administrative	8,678	11,290	2,679
Total stock-based compensation expense	$47,834	$31,442	$7,252
12. Net Income Per Share Attributable to Common Stockholders
The following table presents the reconciliation of the numerator and denominator for calculating basic and diluted net income per share (in thousands, except per share data):

	Fiscal Year Ended March 31,
	2023	2022	2021
Numerator
Net income	$112,818	$154,783	$50,210
Less: undistributed earnings attributable to participating securities	—	(21,526)	(28,654)
Net income attributable to Class A and Class B common stockholders, basic and diluted	$112,818	$133,257	$21,556
Denominator
Weighted-average shares used in computing net income per share attributable to Class A and Class B common stockholders, basic	193,176	163,484	74,342
Dilutive effect of stock options	20,027	27,290	20,612
Dilutive effect of common stock warrants	139	234	180
Dilutive effect of other share-based awards	83	9	—
Weighted-average shares used in computing net income per share attributable to Class A and Class B common stockholders, diluted	213,425	191,017	95,134
Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.58	$0.82	$0.29
Diluted	$0.53	$0.70	$0.23
Certain potentially dilutive securities have been excluded from the calculation of diluted net income per share during the applicable periods because their inclusion would have been anti-dilutive (in thousands):

	Fiscal Year Ended March 31,
	2023	2022	2021
Redeemable convertible preferred stock	—	—	76,287
Other share-based awards	572	217	—
Common stock warrants	516	247	—
Total	1,088	464	76,287

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. Income Taxes
All of the Company’s income before income taxes was generated in the United States for the fiscal year ended March 31, 2023, 2022, and 2021.
The Company’s provision for (benefit from) income taxes consisted of the following (in thousands):

	Fiscal Year Ended March 31,
	2023	2022	2021
Current provision:
Federal	$3,515	$160	$1,302
State	3,498	309	1,270
Total	7,013	469	2,572
Deferred provision (benefit):
Federal	11,834	(34,852)	4,862
State	1,491	(6,395)	125
Total	13,325	(41,247)	4,987
Total provision for (benefit from) income taxes	$20,338	$(40,778)	$7,559
The following is a reconciliation of the income tax expense at the federal statutory tax rate to the Company’s provision for (benefit from) income taxes (in thousands):

	Fiscal Year Ended March 31,
	2023	2022	2021
Income taxes at statutory rate	$27,963	$23,941	$12,131
State income taxes, net of federal benefit	6,757	5,503	2,532
Research and development credits	(5,076)	(8,332)	(1,845)
Stock-based compensation	(14,841)	(71,780)	(5,796)
Change in valuation allowance	504	1,878	171
Section 162(m) limitation	4,782	7,260	—
Other	249	752	366
Total provision for (benefit from) income taxes	$20,338	$(40,778)	$7,559

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Components of deferred tax assets and liabilities were as follows (in thousands):

	As of March 31,
	2023	2022
Deferred tax assets:
Accruals and deferred revenue	$2,744	$1,760
Net operating loss carryforwards	1,733	32,215
Research & development credit carryforwards	7,230	12,310
Operating lease liabilities	3,968	276
Acquisition and other related expense	298	255
Stock-based compensation expense	6,492	3,847
Unrealized loss	4,785	5,199
Capitalized research and development	19,825	—
Gross deferred tax assets	47,075	55,862
Less: valuation allowance	(5,236)	(4,731)
Deferred tax assets, net of valuation allowance	41,839	51,131
Deferred tax liabilities:
Property and equipment	(2,734)	(1,899)
Operating lease right-of-use assets	(3,506)	(276)
Intangible assets	(692)	(398)
Deferred tax liabilities	(6,932)	(2,573)
Net deferred tax assets	$34,907	$48,558
The Company maintains a valuation allowance related to specific net deferred tax assets where it is not more likely than not that the deferred tax assets will be realized, which include California research and development credits, California alternative minimum tax credits, and capital loss carryforwards. The Company concluded, based upon the preponderance of positive evidence (i.e., a strong earnings history exclusive of the loss that created the future deductible amount, a history of taxable income in recent periods, the taxable loss is a result of excess tax benefit on stock exercises as a result of a non-recurring event (IPO), and the current forecast of income before taxes for the United States going forward) over negative evidence and the anticipated ability to use the deferred tax assets, that it was more likely than not that the deferred tax assets could be realized. If there are unfavorable changes to actual operating results or to projections of future income, the Company may determine that it is more likely than not such deferred tax assets may not be realizable.
The valuation allowance was $5.2 million and $4.7 million as of March 31, 2023 and 2022, respectively, relating to the California research and development tax credits, California alternative minimum tax credits, and capital loss carryforwards. The valuation allowance increased by $0.5 million during the fiscal year ended March 31, 2023 primarily due to capital loss carryforwards. The valuation allowance increased by $1.8 million during the fiscal year ended March 31, 2022 primarily due to the increase in California research and development credits generated during the year.
As of March 31, 2023, the Company had net operating loss, or NOL, carryforwards for state tax purposes of $15.3 million and no NOL carryforwards for federal tax purposes. Portions of the NOL carryforwards will expire at various dates beginning in the tax year ending March 31, 2035. As of March 31, 2023, the Company had research and development tax credit carryforwards for federal and state tax purposes of $7.4 million and $9.0 million, respectively. The federal research and development tax credit carryforwards will expire beginning in the year ending March 31, 2042. The California state research and development tax credit carryforwards do not expire. The other state research and development tax credit carryforwards will expire at various dates beginning in the year ending March 31, 2032. Based on an assessment of the Company’s historical ownership changes through March 31, 2023, the Company does not anticipate a current limitation on the tax attributes.
As of March 31, 2023 and 2022, the Company had unrecognized tax benefits, or UTBs, of $7.9 million and $6.2 million, respectively. If realized, $5.9 million would impact the effective tax rate while the remainder would reduce deferred tax assets subject to a full valuation allowance. The Company does not expect any material changes to its UTBs within the next 12 months.

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the beginning and ending balances for gross UTBs is as follows (in thousands):

	Fiscal Year Ended March 31,
	2023	2022	2021
Beginning balance	$6,188	$3,162	$2,475
Additions for tax positions related to the current year	2,210	2,995	687
Additions for tax positions related to prior years	—	36	—
Reductions for tax positions related to prior years	(472)	—	—
Reductions related to a lapse of statute	(13)	(5)	—
Ending balance	$7,913	$6,188	$3,162
Interest and penalties were not material during the fiscal years ended March 31, 2023, 2022, and 2021.
The Company files income tax returns in the U.S. federal and various state jurisdictions. With limited exceptions, all tax years for which the Company has filed a tax return remain subject to examination.
14. Commitments and Contingencies
Minimum Guarantees
On October 8, 2021, the Company signed an amended agreement to revise and extend the existing partnership with the U.S. News for six years. This agreement can be terminated after three years by either party. Under this amended agreement, the Company pays the U.S. News a portion of the revenue generated with the end customers, subject to annual minimum guarantees. As of March 31, 2023, the remaining annual minimum guarantees ranged from $3.0 million to $6.2 million, and the total minimum guarantee for the remaining noncancelable periods was $6.6 million, of which $3.0 million is expected to be paid within 1 year.
Other Contractual Commitments
The Company has a web hosting arrangement for 3 years ending December 31, 2024, with an annual commitment of $5.2 million. As of March 31, 2023, the total remaining commitment was $5.2 million.
Indemnification
The Company enters into indemnification provisions under agreements with other companies in the ordinary course of business, including, but not limited to, clients, business partners, landlords, and other parties involved in the performance of the Company’s services. Pursuant to these arrangements, the Company has agreed to indemnify, hold harmless, and reimburse the indemnified party for certain losses suffered or incurred by the indemnified party as a result of the Company’s activities. The terms of these indemnification agreements are generally perpetual. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. The Company maintains commercial general liability insurance and product liability insurance that may offset certain of its potential liabilities under these indemnification provisions.
In addition, the Company has agreed to indemnify its officers and directors and certain key employees while they are serving in good faith in their respective capacities. To date, there have been no material claims under these indemnification provisions.
Legal Matters
From time to time, the Company has become involved in claims and other legal matters arising in the ordinary course of business. The Company investigates these claims as they arise. Although claims are inherently unpredictable, the Company is currently not aware of any matters that, if determined adversely to the Company, would individually or taken together have a material effect on its results of operations, financial position, or cash flows. No loss contingencies were recorded for the fiscal years ended March 31, 2023, 2022, and 2021.

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. Leases
The Company has non-cancelable operating leases for the rental of office space with various expiration dates through 2030. During the fiscal year ended March 31, 2023, the office space lease in Irving, Texas with an approximately 8-year term commenced and a related right-of-use asset and lease liability of $14.8 million was recognized.
The components of lease expense were as follows (in thousands):

	Fiscal Year Ended March 31,
	2023	2022	2021
Operating lease cost	$2,592	$1,159	$2,372
Variable lease cost	104	114	143
Total lease cost	$2,696	$1,273	$2,515
Supplemental cash flow information related to leases was as follows (in thousands):

	Fiscal Year Ended March 31,
	2023	2022	2021
Cash paid for amounts included in measurement of lease liabilities—Operating cash flows	$718	$1,107	$2,569
Supplemental balance sheet information related to leases was as follows:

	Fiscal Year Ended March 31,
	2023	2022	2021
Weighted-average remaining lease term (in years)	7.06	1.64	1.37
Weighted-average discount rate	4.18%	3.95%	3.95%
Maturities of lease liabilities as of March 31, 2023 were as follows (in thousands):

Operating Leases
2024	$2,238
2025	2,411
2026	2,458
2027	2,497
2028	2,605
Thereafter	6,052
Total future lease payments	18,261
Less: imputed interest	(2,624)
Present value of lease liabilities	$15,637
16. Other Income, net
Other income, net consisted of the following (in thousands):

	Fiscal Year Ended March 31,
	2023	2022	2021
Interest income	$9,287	$2,148	$301
Realized loss on sale of marketable securities	(1,093)	(1,231)	—
Realized gain on sale of business	—	—	4,698
Other expense	(146)	(448)	(533)
Other income, net	$8,048	$469	$4,466

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
17. Employee Benefit Plan
The Company sponsors a 401(k) savings plan. All U.S. employees are eligible to participate in the 401(k) plan after meeting certain eligibility requirements. Participants may elect to have a portion of their salary deferred and contributed to the 401(k) plan up to the limit allowed by applicable income tax regulations. The Company matched a portion of employee contributions to the 401(k) plan totaling $2.1 million, $2.1 million, and $1.3 million for the fiscal years ended March 31, 2023, 2022 and 2021, respectively. Both employee contributions and the Company’s matching contributions are fully vested upon contribution.
18. Segment and Geographic Information
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
Substantially all of the Company’s long-lived assets were based in the United States as of March 31, 2023 and 2022. No country outside of the United States accounted for more than 10% of total revenue for the fiscal years ended March 31, 2023, 2022, and 2021. Substantially all of the Company’s revenue was derived in the United States for the fiscal years ended March 31, 2023, 2022, and 2021.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. In designing and evaluating our disclosure controls and procedures, our management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2023 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management has concluded that our internal control over financial reporting was effective as of March 31, 2023. The effectiveness of our internal control over financial reporting as of March 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.

Item 9B. Other Information
The Company will hold its Annual Meeting of Stockholders for fiscal year 2023 on July 26, 2023 at 9 a.m. Pacific Time. The Annual Meeting of Stockholders will be held virtually via a live audio-only webcast accessible at http://www.virtualshareholdermeeting.com/DOCS2023 for all stockholders of record at the close of business on June 1, 2023, the record date.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after March 31, 2023.
We have adopted a Code of Conduct, which applies to all employees, including our principal executive officers, our principal financial officer, and all other executive officers. The Code of Conduct is available on our investor relations website at investors.doximity.com/governance. We plan to post any future amendments or waivers of our Code of Conduct on our website.

Item 11. Executive Compensation
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after March 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after March 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after March 31, 2023.

Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after March 31, 2023.

PART IV
Item 15. Exhibits and Financial Statement Schedules

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-256584	3.2	June 15, 2021

3.2	Amended and Restated Bylaws of the Registrant.	S-1/A	333-256584	3.4	June 15, 2021

4.1	Form of Class A common stock certificate of the Registrant.	S-1	333-256584	4.1	May 28, 2021

4.2	Amended and Restated Investors’ Rights Agreement, dated April 10, 2014, by and among the Registrant and certain of its stockholders.	S-1	333-256584	4.2	May 28, 2021

4.3	Description of Securities.	10-K	001-40508	4.3	May 27, 2022

4.4	Warrant to Purchase Shares of Common Stock issued to U.S. News & World Report, L.P., dated March 10, 2017.	S-1	333-256584	4.3	May 28, 2021

4.5	Warrant to Purchase Shares of Class A Common Stock issued to U.S. News & World Report, L.P., dated June 14, 2021.	10-Q	001-40508	4.2	August 12, 2021

4.6	Amendment to Warrant to Purchase Shares of Class A Common Stock issued to U.S. News & World Report, L.P., dated September 2, 2021.	10-Q	001-40508	4.3	November 10, 2021

4.7	Second Amendment to Warrant to Purchase Shares of Class A Common Stock issued to U.S. News & World Report, L.P., dated October 8, 2021.	10-Q	001-40508	4.4	November 10, 2021

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-256584	10.1	June 15, 2021

10.2#	2010 Equity Incentive Plan, as amended, and forms of agreements thereunder.	S-1/A	333-256584	10.2	June 15, 2021

10.3#	2021 Stock Option and Incentive Plan, and forms of agreements thereunder.	10-K	001-40508	10.3	May 27, 2022

10.4#	2021 Employee Stock Purchase Plan.	S-1/A	333-256584	10.4	June 15, 2021

10.5#	Senior Executive Cash Incentive Bonus Plan.	S-1/A	333-256584	10.5	June 15, 2021

10.6#	Non-Employee Director Compensation Policy.	S-1/A	333-256584	10.6	June 15, 2021

10.7#	Craig Overpeck Offer Letter	Filed herewith

19.1	Insider Trading Policy	Filed herewith

21.1	Subsidiaries of the Registrant.	Filed herewith

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.	Filed herewith

24.1	Power of Attorney (incorporated by reference to the Signature page of this Annual Report on Form 10-K).	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith
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

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

DOXIMITY, INC.

Date: May 26, 2023	By:	/s/ Jeffrey Tangney
Jeffrey Tangney Chief Executive Officer (Principal Executive Officer)

Date: May 26, 2023	By:	/s/ Anna Bryson
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

Signature	Title	Date

/s/ Jeffrey Tangney	Chief Executive Officer and Director (Principal Executive Officer)	May 26, 2023
Jeffrey Tangney

/s/ Anna Bryson	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 26, 2023
Anna Bryson

/s/ Regina Benjamin	Director	May 26, 2023
Regina Benjamin

/s/ Tim Cabral	Director	May 26, 2023
Tim Cabral

/s/ Phoebe Yang	Director	May 26, 2023
Phoebe Yang

/s/ Kevin Spain	Director	May 26, 2023
Kevin Spain

/s/ Kira Wampler	Director	May 26, 2023
Kira Wampler