Form 10-Q
period 2023-06-30
Doximity, Inc.
filed 2023-08-08
CIK 1516513

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
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The registrant had outstanding 125,513,990 shares of Class A common stock and 69,198,282 shares of Class B common stock as of August 1, 2023.

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
•the impact of any cost-savings or restructuring activities we undertake;
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

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, results of operations, financial condition, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023 filed with the Securities and Exchange Commission, the SEC, on May 26, 2023, and elsewhere in this Quarterly Report on Form 10-Q, as well as in our other filings with the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
DOXIMITY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	June 30, 2023	March 31, 2023
Assets
Current assets:
Cash and cash equivalents	$306,729	$158,027
Marketable securities	566,444	682,972
Accounts receivable, net of allowance for doubtful accounts of $876 and $887 at June 30, 2023 and March 31, 2023, respectively	92,922	107,047
Prepaid expenses and other current assets	19,832	22,289
Deferred contract costs, current	3,729	5,118
Total current assets	989,656	975,453
Property and equipment, net	11,639	11,279
Deferred income tax assets	38,895	34,907
Operating lease right-of-use assets	13,282	13,819
Intangible assets, net	30,638	31,836
Goodwill	67,940	67,940
Other assets	1,459	1,654
Total assets	$1,153,509	$1,136,888
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$582	$1,272
Accrued expenses and other current liabilities	31,741	31,245
Deferred revenue, current	98,323	105,238
Operating lease liabilities, current	2,048	1,752
Total current liabilities	132,694	139,507
Deferred revenue, non-current	191	198
Operating lease liabilities, non-current	13,585	13,885
Contingent earn-out consideration liability, non-current	10,454	15,942
Other liabilities, non-current	5,798	1,240
Total liabilities	162,722	170,772
Commitments and contingencies (Note 12)
Stockholders' Equity
Preferred stock, $0.001 par value; 100,000 shares authorized as of June 30, 2023 and March 31, 2023, respectively; zero shares issued and outstanding as of June 30, 2023 and March 31, 2023, respectively	—	—
Class A and Class B common stock, $0.001 par value; 1,500,000 shares authorized as of June 30, 2023 and March 31, 2023, respectively; 194,649 and 193,941 shares issued and outstanding as of June 30, 2023 and March 31, 2023, respectively	195	194
Additional paid-in capital	777,772	762,150
Accumulated other comprehensive loss	(12,336)	(14,083)
Retained earnings	225,156	217,855
Total stockholders’ equity	990,787	966,116
Total liabilities and stockholders’ equity	$1,153,509	$1,136,888
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOXIMITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,
	2023	2022
Revenue	$108,469	$90,639
Cost of revenue	13,153	13,077
Gross profit	95,316	77,562
Operating expenses:
Research and development	21,931	19,022
Sales and marketing	34,455	28,134
General and administrative	9,247	8,724
Total operating expenses	65,633	55,880
Income from operations	29,683	21,682
Other income, net	4,839	804
Income before income taxes	34,522	22,486
Provision for income taxes	6,116	103
Net income	$28,406	$22,383
Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.15	$0.12
Diluted	$0.13	$0.10
Weighted-average shares used in computing net income per share attributable to Class A and Class B common stockholders:
Basic	194,521	192,947
Diluted	212,355	214,954
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOXIMITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,
	2023	2022
Net income	$28,406	$22,383
Other comprehensive income (loss)
Change in unrealized gain (loss) on available-for-sale-securities, net of tax benefit (provision) of $(590) and $894, respectively	1,747	(2,631)
Comprehensive income	$30,153	$19,752
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOXIMITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended June 30, 2023
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders' Equity
	Shares	Amount
Balance as of March 31, 2023	193,941	$194	$762,150	$(14,083)	$217,855	$966,116
Stock-based compensation	—	—	12,959	—	—	12,959
Exercise of stock options	1,251	1	3,292	—	—	3,293
Vesting of restricted stock units	121	—	—	—	—	—
Tax withholding on shares under stock-based compensation awards	—	—	(1,964)	—	—	(1,964)
Repurchase and retirement of common stock	(664)	—	—	—	(21,105)	(21,105)
Common stock warrant expense	—	—	1,335	—	—	1,335
Other comprehensive income	—	—	—	1,747	—	1,747
Net income	—	—	—	—	28,406	28,406
Balance as of June 30, 2023	194,649	$195	$777,772	$(12,336)	$225,156	$990,787

	Three Months Ended June 30, 2022
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders' Equity
	Shares	Amount
Balance as of March 31, 2022	192,398	$192	$702,589	$(15,294)	$191,107	$878,594
Stock-based compensation	—	—	8,445	—	—	8,445
Exercise of stock options and common stock warrants	1,204	1	3,022	—	—	3,023
Vesting of restricted stock units	8	—	—	—	—	—
Tax withholding on shares under stock-based compensation awards	—	—	(109)	—	—	(109)
Repurchase and retirement of common stock	(274)	—	—	—	(8,874)	(8,874)
Common stock warrant expense	—	—	1,335	—	—	1,335
Other comprehensive loss	—	—	—	(2,631)	—	(2,631)
Net income	—	—	—	—	22,383	22,383
Balance as of June 30, 2022	193,336	$193	$715,282	$(17,925)	$204,616	$902,166
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOXIMITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net income	$28,406	$22,383
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,604	2,370
Deferred income taxes	—	105
Stock-based compensation, net of amounts capitalized	14,001	9,506
Non-cash lease expense	537	401
Amortization of premium (accretion of discount) on marketable securities, net	(299)	1,455
Loss on sale of marketable securities	273	37
Amortization of deferred contract costs	2,667	2,767
Other	(152)	(30)
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	14,032	5,533
Prepaid expenses and other assets	2,589	1,246
Deferred contract costs	(1,210)	(866)
Accounts payable, accrued expenses and other liabilities	677	(6,109)
Deferred revenue	(6,922)	6,152
Operating lease liabilities	(3)	(198)
Net cash provided by operating activities	57,200	44,752
Cash flows from investing activities
Cash paid for acquisition	—	(53,500)
Purchases of property and equipment	(70)	(710)
Internal-use software development costs	(1,494)	(1,415)
Purchases of marketable securities	(35,284)	(8,870)
Maturities of marketable securities	116,649	8,271
Sales of marketable securities	37,525	14,724
Net cash provided by (used in) investing activities	117,326	(41,500)
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock options and common stock warrants	3,285	3,014
Taxes paid related to net share settlement of equity awards	(1,964)	(109)
Repurchase of common stock	(21,755)	(8,874)
Payment of contingent consideration related to a business combination	(5,390)	—
Net cash used in financing activities	(25,824)	(5,969)
Net increase (decrease) in cash and cash equivalents	148,702	(2,717)
Cash and cash equivalents, beginning of period	158,027	112,809
Cash and cash equivalents, end of period	$306,729	$110,092
Supplemental disclosures of cash flow information
Cash paid for taxes	$—	$—
Non-cash financing and investing activities
Fair value of contingent earn-out consideration included in purchase consideration	$—	$21,134
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$—	$10,877
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
2.  Summary of Significant Accounting Policies
There have been no material changes to the significant accounting policies of the Company during the three months ended June 30, 2023 as compared to those described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023 and filed with the SEC on May 26, 2023.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with U.S. GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023.
The accompanying condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s financial position, results of operations, stockholders’ equity, and cash flows. The results of operations for the three months ended June 30, 2023, shown in this report are not necessarily indicative of the results to be expected for the full year ending March 31, 2024.
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

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
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
Concentrations of credit risk with respect to accounts receivable are primarily limited to certain customers to which the Company makes substantial sales. The Company’s significant customers that represented 10% or more of revenue or accounts receivable, net for the periods presented were as follows:

	Revenue		Accounts Receivable, Net
	Three Months Ended June 30,		June 30, 2023	March 31, 2023
	2023	2022
Customer A	*	*	*	18%
Customer B	*	*	11%	*
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
Contractual terms for Marketing Solutions contracts are generally 12 months or less. Customers are generally billed for a portion of the contract upon contract execution and then billed throughout the remainder of the contract based on various time-based milestones. Certain Marketing Solutions contracts are cancellable with a customary notice period. The Company does not refund prepaid amounts, and customers are responsible for prorated amounts to cover services that were provided but payment was not made. The contractual term for Hiring Solutions contracts is generally 12 months. Hiring Solutions contracts are noncancellable and customers are billed in annual, quarterly, or monthly installments in advance of the service period.

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

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
4) Allocate the transaction price to performance obligations in the contract
If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative stand-alone selling price (“SSP”). The determination of a SSP for each distinct performance obligation requires judgment. The Company determines SSP for performance obligations based on historical arrangements sold on a standalone basis. To the extent historical sales are not available or do not provide sufficient evidence, the Company takes into account several different factors, including but not limited to the overall pricing objectives, which take into consideration market conditions and customer-specific factors, including a review of internal discounting tables, the type of services being sold, and other factors. The Company estimates the SSP for arrangements where standalone sales do not provide sufficient evidence of the SSP. The Company believes the use of its estimation approach and allocation of the transaction price on a relative SSP basis to each performance obligation results in revenue recognition in a manner consistent with the underlying economics of the transaction and the allocation principle included in ASC 606.
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
The Company treats Hiring Solutions subscriptions as a single performance obligation that represents a series of distinct performance obligations that is satisfied over time. Revenue recognition commences when the customer receives access to the services and is recognized ratably over the subsciption period.
Other revenue consists of fees earned from the temporary staffing and permanent placement of healthcare professionals. Revenue is recognized when control of these services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.
Revenue Disaggregation
Revenue consisted of the following (in thousands):

	Three Months Ended June 30,
	2023	2022
Subscription	$101,255	$83,715
Other	7,214	6,924
Total revenue	$108,469	$90,639
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
The Company records unbilled revenue when revenue is recognized in amounts for which it is contractually entitled but exceeds the amounts the Company has a right to bill as of the end of the period. The Company records unbilled revenue on the

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
condensed consolidated balance sheets within prepaid expenses and other current assets. The Company’s unbilled revenue balances were $1.5 million and $2.2 million as of June 30, 2023 and March 31, 2023, respectively.
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
Revenue recognized for the three months ended June 30, 2023 and 2022 from amounts included in deferred revenue as of the beginning of the period was $70.2 million and $54.7 million, respectively. Revenue recognized for the three months ended March 31, 2023 from amounts included in deferred revenue as of the beginning of the period was $45.2 million.
Deferred Contract Costs
The Company capitalizes sales compensation that is considered to be an incremental and recoverable cost of obtaining a contract with a customer.
Sales compensation earned for the renewal of Marketing Solutions contracts is commensurate with compensation earned for a new or expansion Marketing Solutions contract, whereas compensation for the renewal of Hiring Solutions subscription contracts is earned at a lower rate than for new and expansion Hiring Solutions subscription contracts.
Deferred compensation for Marketing Solutions contracts and Hiring Solutions renewal contracts is amortized over the weighted-average contractual term, ranging from 7 months to 14 months. Deferred compensation tied to new and expansion contracts for Hiring Solutions is amortized on a straight-line basis over the expected period of benefit of 4 years, which is determined by the nature of the Company’s technology and services, the rate at which the Company continually enhances and updates its technology, and its historical customer retention. The portion of deferred compensation expected to be recognized within one year of the balance sheet date is recorded as deferred contract costs, current, and the remaining portion is recorded as other assets on the condensed consolidated balance sheets. The amortization of deferred contract costs is included in sales and marketing expense in the condensed consolidated statements of operations. Sales compensation that is not considered an incremental cost is expensed in the same period that it was earned.
The Company capitalized $1.2 million and $0.9 million of contract acquisition costs for the three months ended June 30, 2023 and 2022, respectively. Amortization of deferred contract costs was $2.7 million and $2.8 million for the three months ended June 30, 2023 and 2022, respectively.
Deferred contract costs are periodically analyzed for impairment. There were no impairment losses relating to deferred contract costs during the three months ended June 30, 2023 and 2022.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
4.  Investments
The cost, gross unrealized gains and losses, and fair value of investments are as follows (in thousands):

	As of June 30, 2023
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Corporate notes and bonds	$4,070	$—	$—	$4,070
Money market funds	247,279	—	—	247,279
Total cash equivalents	251,349	—	—	251,349
Marketable securities:
Asset-backed securities	12,954	1	(34)	12,921
Certificates of deposit	27,379	1	(58)	27,322
Commercial paper	59,054	3	(82)	58,975
Corporate notes and bonds	87,064	92	(345)	86,811
Sovereign bonds	7,745	—	(358)	7,387
U.S. government and agency securities	388,767	—	(15,739)	373,028
Total marketable securities	582,963	97	(16,616)	566,444
Total cash equivalents and marketable securities	$834,312	$97	$(16,616)	$817,793
As of June 30, 2023, the contractual maturities of the Company’s available-for-sale debt securities were as follows (in thousands):

Fair Value
Due within one year	$420,066
Due in one year to two years	137,527
Asset-backed securities	12,921
Total	$570,514
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
As of June 30, 2023 and March 31, 2023, the Company has recognized accrued interest of $3.4 million and $2.8 million, respectively, which is included in prepaid expenses and other current assets in the condensed consolidated balance sheets.
The unrealized losses associated with the Company’s debt securities were $16.6 million and $18.9 million as of June 30, 2023 and March 31, 2023, respectively. As the Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or until the cost basis is recovered, the Company did not recognize any impairment on these securities as of June 30, 2023 or March 31, 2023. The Company did not recognize any credit losses related to the Company’s debt securities as of June 30, 2023 and March 31, 2023. The fair value related to the debt securities with unrealized losses for which no credit losses were recognized was $535.3 million and $653.4 million as of June 30, 2023 and March 31, 2023, respectively.
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

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following tables present the fair value hierarchy for the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of June 30, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Corporate notes and bonds	$—	$4,070	$—	$4,070
Money market funds	247,279	—	—	247,279
Total cash equivalents	247,279	4,070	—	251,349
Marketable securities:
Asset-backed securities	—	12,921	—	12,921
Certificates of deposit	—	27,322	—	27,322
Commercial paper	—	58,975	—	58,975
Corporate notes and bonds	—	86,811	—	86,811
Sovereign bonds	—	7,387	—	7,387
U.S. government and agency securities	368,650	4,378	—	373,028
Total marketable securities	368,650	197,794	—	566,444
Total cash equivalents and marketable securities	$615,929	$201,864	$—	$817,793

Liabilities:
Contingent earn-out consideration liability	$—	$—	$16,131	$16,131
Total contingent earn-out consideration liability	$—	$—	$16,131	$16,131

	As of March 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$126,275	$—	$—	$126,275
Total cash equivalents	126,275	—	—	126,275
Marketable securities:
Asset-backed securities	—	7,200	—	7,200
Certificates of deposit	—	27,300	—	27,300
Commercial paper	—	78,489	—	78,489
Corporate notes and bonds	—	118,512	—	118,512
Sovereign bonds	—	7,384	—	7,384
U.S. government and agency securities	439,748	4,339	—	444,087
Total marketable securities	439,748	243,224	—	682,972
Total cash equivalents and marketable securities	$566,023	$243,224	$—	$809,247

Liabilities:
Contingent earn-out consideration liability	$—	$—	$21,862	$21,862
Total contingent earn-out consideration liability	$—	$—	$21,862	$21,862
During the three months ended June 30, 2023 and 2022, the Company had no transfers between levels of the fair value hierarchy.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Contingent Earn-out Consideration Liability
The following table summarizes the changes in the contingent earn-out consideration liability (in thousands):

	Three Months Ended June 30,
	2023	2022
Beginning fair value	$21,862	$—
Additions in the period	—	21,134
Change in fair value	269	(54)
Payments	(6,000)	—
Ending fair value	$16,131	$21,080
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
See Note 8—Business Combinations for additional discussion regarding the AMiON acquisition.
6.  Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2023	March 31, 2023
Furniture and equipment	$2,846	$2,816
Computers and software	745	745
Leasehold improvements	929	888
Internal-use software development costs	21,908	20,405
Total property and equipment	26,428	24,854
Less: accumulated depreciation and amortization	(14,789)	(13,575)
Total property and equipment, net	$11,639	$11,279
Depreciation and amortization expense on property and equipment for the three months ended June 30, 2023 and 2022 was $1.4 million and $1.2 million, respectively. Included in these amounts was amortization expense for internal-use software development costs of $1.2 million and $1.1 million for the three months ended June 30, 2023 and 2022, respectively. The amortization of the internal-use software development costs is included in cost of revenue in the condensed consolidated statements of operations.
During the three months ended June 30, 2023 and 2022, the Company capitalized $1.8 million and $1.7 million, respectively, of internal-use software development costs, which are included in property and equipment, net in the condensed consolidated balance sheets.
No impairment was recognized on property and equipment during the three months ended June 30, 2023 and 2022.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
7.  Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2023	March 31, 2023
Accrued commissions	$4,215	$5,733
Accrued payroll, bonus, and related expenses	6,981	8,739
Employee contributions under employee stock purchase plan	1,751	589
Rebate liabilities	726	3,348
Sales and other tax liabilities	1,410	1,504
Income taxes payable	5,412	—
Current portion of contingent earn-out consideration liability	5,677	5,920
Other	5,569	5,412
Total accrued expenses and other current liabilities	$31,741	$31,245
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
Under the definitive agreement for the AMiON acquisition, the Company will pay contingent earn-out consideration of up to $24.0 million, of which $4.0 million is a minimum guarantee and the remaining $20.0 million is subject to the achievement of certain operational performance metrics over the next four years. The contingent earn-out consideration is payable in cash in annual installments over the next four years. The contingent earn-out consideration is classified as a liability, the short-term portion of which is included in accrued expenses and other current liabilities and the long-term portion is in contingent earn-out consideration liability, non-current in the condensed consolidated balance sheets. During the three months ended June 30, 2023, $6.0 million of the contingent earn-out consideration was settled, See Note 5—Fair Value Measurements for additional information regarding the valuation of the contingent earn-out consideration liability.
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
9.  Intangible Assets and Goodwill
Intangible Assets
Intangible assets, net consisted of the following (in thousands):

	June 30, 2023	March 31, 2023
Customer relationships	$37,069	$37,069
Other intangibles	1,531	1,531
Total intangible assets	38,600	38,600
Less: accumulated amortization	(7,962)	(6,764)
Total intangible assets, net	$30,638	$31,836
Amortization expense for intangible assets was $1.2 million for the three months ended June 30, 2023 and 2022.
No impairment charges on intangible assets were recorded during the three months ended June 30, 2023 and 2022.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
As of June 30, 2023, future amortization expense is as follows (in thousands):

Year Ending March 31,	Amount
Remainder of 2024	$3,321
2025	4,245
2026	4,012
2027	4,010
2028	4,010
2029	4,010
Thereafter	7,030
Total future amortization expense	$30,638
Goodwill
As of June 30, 2023 and March 31, 2023, the Company’s goodwill balance was $67.9 million. No impairment charges on goodwill were recorded during the three months ended June 30, 2023 and 2022.
10.  Equity
Preferred Stock
In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 100,000,000 shares of undesignated preferred stock with a par value of $0.001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors. As of June 30, 2023 and March 31, 2023, there were no shares of preferred stock issued and outstanding.
Common Stock and Creation of Dual-Class Structure
The Company has two classes of common stock authorized: Class A common stock and Class B common stock, and are collectively referred to as common stock throughout the notes to the condensed consolidated financial statements, unless otherwise noted. On June 8, 2021, the Company’s board of directors and stockholders approved an amendment to the Company’s amended and restated certificate of incorporation which authorized 1,000,000,000 shares of Class A common stock with par value of $0.001 and one vote per share, and 500,000,000 shares of Class B common stock with par value of $0.001 and ten votes per share. The holders of common stock are entitled to receive dividends, as may be declared by the board of directors. Each of the Company’s 85,523,836 shares of then-existing common stock outstanding was reclassified into Class B common stock. Each outstanding share of Class B common stock may be converted at any time at the option of the holder into one share of Class A common stock. As of June 30, 2023, there were 122,883,970 shares of Class A common stock, and 71,764,612 shares of Class B common stock outstanding.
Stock Repurchase Program
On May 12, 2022, the Company’s board of directors authorized a program to repurchase up to $70 million of the Company’s Class A common stock. As of September 30, 2022, the Company repurchased and retired 2,150,982 shares of Class A common stock for an aggregate purchase price of $70 million, thereby completing this share repurchase program.
On October 28, 2022, the Company’s board of directors authorized an additional program to repurchase up to $70 million of the Company’s Class A common stock over a period of 12 months. In addition, on June 1, 2023, the Company’s board of directors authorized a program to repurchase up to $200 million of the Company’s Class A common stock over a period of 24 months. The repurchases are subject to general business and market conditions and other investment opportunities and may be executed through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. Immediately upon the repurchase of any shares of Class A common stock, such shares shall be retired by the Company and shall automatically return to the status of authorized but unissued shares of Class A common stock. As of June 30, 2023, the Company repurchased and retired 1,187,221 shares of Class A common stock for an aggregate purchase price of $37.1 million under these repurchase programs. As of June 30, 2023, $232.9 million remained available and authorized for repurchase under these repurchase programs.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Common Stock Warrants
In March 2017, the Company issued a warrant to purchase 250,000 shares of common stock at an exercise price of $0.72 per share in connection with a contract signed between the Company and U.S. News & World Report, L.P., or U.S. News. The warrant expires 10 years from the date of grant. As of June 30, 2023, the warrant was fully vested. 125,000 shares with an intrinsic value of $4.0 million were exercised under the warrant during the three months ended June 30, 2022, while no shares were exercised during the three months ended June 30, 2023. The remaining 125,000 shares under the warrant were outstanding as of June 30, 2023.
In October 2021, the Company issued a warrant to U.S. News (the “U.S. News Warrant”) to purchase 516,000 shares of Class A common stock with an exercise price of $12.56 per share in connection with the execution of a commercial agreement with the U.S. News (the “Commercial Agreement”). The U.S. News Warrant expires 10 years from the date of grant. The first tranche of the U.S. News Warrant vested on May 1, 2022 and the remainder will vest on a monthly basis over approximately 6 years. The grant-date fair value of the U.S. News Warrant was $34.7 million, which was determined using the Black-Scholes option-pricing model on the date of grant using the following assumptions: fair value of common stock of $76.50, volatility of 46.9%, risk-free interest rate of 1.61%, contractual term of 10 years, and an expected dividend of 0%. The fair value of the warrant is recognized as expense in cost of revenue in the condensed consolidated statements of operations on a straight-line basis over its vesting term of 6.48 years. During the three months ended June 30, 2023 and 2022, $1.3 million was recognized as stock-based compensation expense relating to the U.S. News Warrant. As of June 30, 2023, unamortized compensation expense, net of estimated forfeitures, related to the unvested warrants was $25.5 million, which is expected to be recognized over the remaining vesting period of 4.75 years.
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
The Company granted stock options under the terms of the Plans and outside of the Plans, as approved by the board of directors. During fiscal 2018, the Company granted 4,682,582 options outside of the Plans, of which 2,027,917 options were exercised and 2,654,665 were outstanding as of June 30, 2023.
The Company has shares of common stock reserved for issuance as follows (in thousands):

June 30, 2023
Common stock warrants	641
2010 Plan
Options outstanding	18,367
2021 Plan
Awards outstanding	2,480
Shares available for future grant	40,500
2021 ESPP	8,182
Options outstanding outside the plans	2,655
Total	72,825

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Stock Options
Stock options granted generally vest over four years with service-based, performance-based, and/or market-based conditions and expire ten years from the date of grant.
Stock option activities within the Plans as well as outside of the Plans were as follows:

	Number of Shares (in thousands)	Weighted-Average Exercise Price	Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance, March 31, 2023	22,407	$4.39	6.56	$627,187
Options exercised	(1,251)	2.63
Options forfeited or expired	(134)	3.53
Balance, June 30, 2023	21,022	4.50	6.50	620,595
Vested and exercisable as of June 30, 2023	11,800	2.79	5.75	368,541
Vested and expected to vest as of June 30, 2023	20,248	4.41	6.46	599,564
The aggregate intrinsic value of options exercised during the three months ended June 30, 2023 and 2022 was $38.5 million and $36.7 million, respectively.
As of June 30, 2023, unamortized stock-based compensation expense, net of estimated forfeitures, related to unvested stock options was $33.2 million, which is expected to be recognized over a weighted-average period of 2.82 years.
The Company has not granted any stock options since the first quarter of fiscal 2022.
Restricted Stock Units (“RSUs”)
RSUs granted by the Company generally vest over four years based on continued service.
The following table summarizes RSU activity (in thousands, except per share information):

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance, March 31, 2023	1,951	$40.08
Granted	456	34.06
Vested	(180)	38.98
Forfeited	(50)	38.97
Unvested balance, June 30, 2023	2,177	38.94
The total fair value of RSUs vested during the three months ended June 30, 2023 and 2022 was $6.1 million and $0.4 million, respectively.
As of June 30, 2023, total unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested RSUs was $64.7 million, which is expected to be recognized over a weighted-average period of approximately 3.04 years.
Performance-Based Restricted Stock Units (“PSUs”)
The PSUs have service-based and performance-based vesting conditions that are satisfied upon meeting certain financial performance targets.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes PSU activity (in thousands, except per share information):

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance, March 31, 2023	206	$34.68
Granted	153	33.95
Forfeited	(56)	35.27
Unvested balance, June 30, 2023	303	34.20
No PSUs vested during the three months ended June 30, 2023 and 2022.
As of June 30, 2023, unamortized stock-based compensation expense, net of estimated forfeitures, related to unvested PSUs that are probable of vesting was $3.4 million, and is expected to be recognized over a weighted-average period of approximately 1.35 years.
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended June 30,
	2023	2022
Cost of revenue	$2,461	$2,122
Research and development	3,256	2,552
Sales and marketing	5,995	3,074
General and administrative	2,289	1,758
Total stock-based compensation expense	$14,001	$9,506
11.  Net Income Per Share Attributable to Common Stockholders
The following table presents the reconciliation of the numerator and denominator for calculating basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended June 30,
	2023	2022
Numerator
Net income	$28,406	$22,383
Denominator
Weighted-average shares used in computing net income per share attributable to Class A and Class B common stockholders, basic	194,521	192,947
Dilutive effect of stock options	17,474	21,760
Dilutive effect of common stock warrants	122	187
Dilutive effect of other share-based awards	238	60
Weighted-average shares used in computing net income per share attributable to Class A and Class B common stockholders, diluted	212,355	214,954
Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.15	$0.12
Diluted	$0.13	$0.10
The dilutive effect of stock options, common stock warrants, RSUs, PSUs, and the ESPP is reflected in diluted earnings per share using the treasury stock method.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Certain potentially dilutive securities have been excluded from the calculation of diluted net income per share during the applicable periods because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended June 30,
	2023	2022
Stock options	—	33
Other share-based awards	870	523
Common stock warrants	516	516
Total	1,386	1,072
12.  Commitments and Contingencies
Minimum Guarantees
On October 8, 2021, the Company signed an amended agreement to revise and extend the existing partnership with the U.S. News for six years. This agreement can be terminated after three years by either party. Under this amended agreement, the Company pays the U.S. News a portion of the revenue generated with the end customers, subject to annual minimum guarantees. As of June 30, 2023, the remaining annual minimum guarantees ranged from $3.6 million to $6.2 million. The total minimum guarantee for the remaining noncancelable period of one year was $3.6 million, which is expected to be paid within one year.
Other Contractual Commitments
The Company has a web hosting arrangement for 3 years ending December 31, 2024, with an annual commitment of $5.2 million. As of June 30, 2023, the total remaining commitment was $5.2 million, which is expected to be paid within one year.
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
Legal Matters
From time to time, the Company has become involved in claims and other legal matters arising in the ordinary course of business. The Company investigates these claims as they arise. Although claims are inherently unpredictable, the Company is currently not aware of any matters that, if determined adversely to the Company, would individually or taken together have a material effect on its results of operations, financial position, or cash flows. No material loss contingencies were recorded for the three months ended June 30, 2023 and 2022.
13.  Leases
The Company has non-cancelable operating leases for the rental of office space with various expiration dates through 2030.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,
	2023	2022
Operating lease cost	$701	$489
Variable lease cost	20	39
Total lease cost	$721	$528
Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended June 30,
	2023	2022
Cash paid for amounts included in measurement of lease liabilities—Operating cash flows	$167	$227
Supplemental balance sheet information related to leases was as follows:

	June 30, 2023	March 31, 2023
Weighted-average remaining lease term (in years)	6.88	7.06
Weighted-average discount rate	4.19%	4.18%
Maturities of operating lease liabilities as of June 30, 2023 were as follows (in thousands):

Remainder of 2024	$2,071
2025	2,411
2026	2,458
2027	2,497
2028	2,605
Thereafter	6,052
Total future lease payments	$18,094
Less: imputed interest	(2,461)
Present value of lease liabilities	$15,633
14.  Other Income, net
Other income, net consisted of the following (in thousands):

	Three Months Ended June 30,
	2023	2022
Interest income	$5,018	$850
Realized loss on sale of marketable securities	(273)	—
Other income (expense)	94	(46)
Other income, net	$4,839	$804
15.  Income Taxes
The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The Company’s effective tax rates of 17.7% and 0.5% for the three months ended June 30, 2023 and 2022, respectively, were lower than the U.S. federal statutory rate, primarily due to stock-based compensation related tax benefits, which are subject to limitations for certain executive officers under IRC section 162(m), and federal and state research and development tax credits. The Company’s effective tax rate is based on forecasted annual income before income taxes which may fluctuate through the rest of the year.
The Company is only subject to income taxes in the United States. Significant judgment is required in evaluating the Company’s uncertain tax positions and determining the provision for income taxes. As of June 30, 2023 and March 31, 2023, the Company had unrecognized tax benefits (“UTBs”) of $8.2 million and $7.9 million, respectively. If realized, $6.1 million would impact the effective tax rate while the remainder would reduce deferred tax assets subject to a full valuation allowance. The Company does not expect any material changes to its UTBs within the next 12 months.
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
Substantially all of the Company’s long-lived assets were based in the United States as of June 30, 2023 and March 31, 2023. No country outside of the United States accounted for more than 10% of total revenue for the three months ended June 30, 2023 and 2022. Substantially all of the Company’s revenue was derived in the United States for the three months ended June 30, 2023 and 2022.

17.  Subsequent Events
On August 8, 2023, the Company announced a plan to reduce its current workforce by approximately 100 employees, representing approximately 10% of its total workforce. This decision was made to simplify the Company’s operations and better align the Company’s resources with its priorities. The Company currently estimates that it will incur charges of approximately $8-10 million in connection with the reduction in force, primarily consisting of severance payments, stock-based compensation related to equity award modifications, employee benefits and related costs. The Company expects the majority of these charges will be incurred in the second quarter of fiscal year 2024, and that the reduction in force will be substantially complete by the third quarter of fiscal year 2024. Of the total charge, approximately $4-5 million are expected to be paid in cash. The charges that the Company expects to incur are subject to assumptions, including local law requirements, and actual expenses may differ from the estimates disclosed above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and accompanying notes that are included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K, filed with the SEC on May 26, 2023. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” in Part 1, Item 1 A of our Annual Report on Form 10-K or in other parts of this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future, and our interim results are not necessarily indicative of the results that may be expected for the full fiscal year or any other period. The last day of our fiscal year is March 31st. Our fiscal quarters end on June 30th, September 30th, December 31st, and March 31st. Fiscal 2024, our current fiscal year, will end on March 31, 2024.
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
Our business model has delivered high revenue growth at scale with profitability. For the three months ended June 30, 2023 and 2022, we recognized revenue of $108.5 million and $90.6 million, respectively, representing a year-over-year growth rate of 20%. For the three months ended June 30, 2023 and 2022, our net income was $28.4 million and $22.4 million and our adjusted EBITDA was $46.6 million and $33.5 million, respectively. We have accomplished this while focusing on our core mission to help every physician be more productive and provide better care for their patients.
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
The number of customers with at least $100,000 of revenue has grown steadily in recent years as we have engaged new customers and expanded within existing ones. This cohort of customers accounted for approximately 88% of our revenue for the TTM ended June 30, 2023.

	June 30,
	2023	2022
Number of customers with at least $100,000 of revenue	296	264

Net Revenue Retention Rate. Net revenue retention rate is calculated by taking the TTM subscription-based revenue from our customers that had revenue in the prior TTM period and dividing that by the total subscription-based revenue for the prior TTM period. For the purposes of this calculation, subscription revenue excludes subscriptions for individuals and small practices and other non-recurring items. Our net revenue retention rate compares our subscription revenue from the same set of customers across comparable periods, and reflects customer renewals, expansion, contraction, and churn. Our net revenue retention rate is directly tied to our revenue growth rate and thus fluctuates as that growth rate fluctuates.

	June 30,
	2023	2022
Net revenue retention rate	118%	139%

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
The following table presents a reconciliation of net income to adjusted EBITDA, adjusted EBITDA margin, and net income margin (in thousands, except percentages):

	Three Months Ended June 30,
	2023	2022
Net income	$28,406	$22,383
Adjusted to exclude the following:
Acquisition and other related expenses	—	30
Stock-based compensation	14,001	9,506
Depreciation and amortization	2,604	2,370
Provision for income taxes	6,116	103
Change in fair value of contingent earn-out consideration liability	269	(54)
Other income, net	(4,839)	(804)
Adjusted EBITDA	$46,557	$33,534

Revenue	$108,469	$90,639
Net income margin	26%	25%
Adjusted EBITDA margin	43%	37%
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
The following table presents a reconciliation of our free cash flow to the most comparable GAAP measure, net cash provided by operating activities, for each of the periods indicated (in thousands):

	Three Months Ended June 30,
	2023	2022
Net cash provided by operating activities	$57,200	$44,752
Purchases of property and equipment	(70)	(710)
Internal-use software development costs	(1,494)	(1,415)
Free cash flow	$55,636	$42,627
Other cash flow components:
Net cash provided by (used in) investing activities	$117,326	$(41,500)
Net cash used in financing activities	$(25,824)	$(5,969)
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
We also generate revenue from temporary and permanent medical recruiting services which we charge on an hourly-fee, and retainer and placement-fee basis, respectively. Revenue for temporary placement services is recognized net of third-party contractor fees. For the three months ended June 30, 2023 and 2022, the revenue from temporary and permanent medical recruiting services was not significant to our total revenue.

For a description of our revenue accounting policies, see Note 2—Summary of Significant Accounting Policies included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023 and filed with the SEC on May 26, 2023.
Cost of Revenue
Cost of revenue is primarily comprised of expenses related to cloud hosting, personnel-related expenses for our customer success team, costs for third-party platform access, information technology and software-related services and contractors, and other services used in connection with the delivery and support of our platform. Our cost of revenue also includes the amortization of internal-use software development costs, editorial and other content-related expenses, and allocated overhead. Cost of revenue is driven by the growth of our member network and utilization of our telehealth tools. We intend to continue to invest additional resources in our cloud infrastructure and our customer support organizations to support the growth of our business and expect these expenses to increase on an absolute dollar basis.
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
Sales and Marketing
Sales and marketing expense is primarily comprised of personnel-related expenses, sales incentive compensation, travel, and other event expenses. Sales and marketing expense also includes costs for third-party services and contractors, information technology and software-related costs, allocated overhead, amortization of intangible assets, and change in fair value of contingent earn-out consideration liability. We capitalize sales incentive compensation that is considered to be an incremental and recoverable cost of obtaining a contract with a customer. These sales incentive compensation costs are amortized over the period of benefit. We expect sales and marketing expense to increase and to be our largest expense on an absolute basis.
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
Provision for Income Taxes

Provision for income taxes consists primarily of income taxes in U.S. federal, state, and local jurisdictions in which we conduct business. We calculate income taxes in interim periods by applying an estimated annual effective tax rate to income before income taxes and by calculating the tax effect of discrete items recognized during the period. Our effective income tax rate generally differs from the U.S. statutory tax rate of 21.0% primarily due to U.S. federal and state research and development tax credits and stock-based compensation related tax benefits.
Results of Operations
The following tables set forth our condensed consolidated results of operations data and such data as a percentage of revenue for the periods presented.

	Three Months Ended June 30,
	2023	2022
	(in thousands)
Revenue	$108,469	$90,639
Cost of revenue(1)	13,153	13,077
Gross profit	95,316	77,562
Operating expenses:
Research and development(1)	21,931	19,022
Sales and marketing(1)	34,455	28,134
General and administrative(1)	9,247	8,724
Total operating expenses	65,633	55,880
Income from operations	29,683	21,682
Other income, net	4,839	804
Income before income taxes	34,522	22,486
Provision for income taxes	6,116	103
Net income	$28,406	$22,383
_______________
(1)Costs and expenses include stock-based compensation expense as follows:

	Three Months Ended June 30,
	2023	2022
	(in thousands)
Cost of revenue	$2,461	$2,122
Research and development	3,256	2,552
Sales and marketing	5,995	3,074
General and administrative	2,289	1,758
Total stock-based compensation expense	$14,001	$9,506

	Three Months Ended June 30,
	2023	2022
	(percentages of revenue)
Revenue	100%	100%
Cost of revenue	12	14
Gross profit	88	86
Operating expenses:
Research and development	20	21
Sales and marketing	32	31
General and administrative	9	10
Total operating expenses	61	62
Income from operations	27	24
Other income, net	5	1
Income before income taxes	32	25
Provision for income taxes	6	—
Net income	26%	25%

Comparison of the three months ended June 30, 2023 and 2022.
Revenue

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Revenue	$108,469	$90,639	$17,830	20%
Revenue for the three months ended June 30, 2023 increased $17.8 million as compared to the same period in 2022. The increase was primarily driven by a $17.5 million increase in subscription revenue. Of the increase in subscription revenue, $4.7 million was driven by the addition of new subscription customers1 and $12.8 million was due to the expansion of existing customers. The expansion of existing customers was primarily driven by average revenue per existing Marketing Solutions customers increasing by 26% as a result of adding new and growing existing brands and service lines. Approximately 93% of our revenue for the three months ended June 30, 2023 was derived from subscription customers. The remaining increase in revenue was driven by an increase in medical recruiting services.
Cost of revenue, gross profit and gross margin

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Cost of revenue	$13,153	$13,077	$76	1%
Gross profit	$95,316	$77,562	$17,754	23%
Gross margin	88%	86%
Cost of revenue for the three months ended June 30, 2023 remained consistent as compared to the same period in 2022.
The gross margin for the three months ended June 30, 2023 increased due to the growth in our revenue outpacing the growth in our cost of revenue.
Operating Expenses
Research and development

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Research and development	$21,931	$19,022	$2,909	15%
Research and development expense for the three months ended June 30, 2023 increased $2.9 million as compared to the same period in 2022. The increase was primarily driven by a $1.7 million increase in personnel-related costs as a result of headcount growth of 4% and merit increases. The increase was also driven by a $0.7 million increase in stock-based compensation expense, primarily due to headcount growth and awards granted to existing employees.
Sales and marketing

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Sales and marketing	$34,455	$28,134	$6,321	22%
Sales and marketing expense for the three months ended June 30, 2023 increased $6.3 million as compared to the same period in 2022. The increase was primarily driven by a $2.9 million increase in stock-based compensation expense due to headcount growth and awards granted to existing employees. There was also a $1.8 million increase in personnel-related costs
1 We define new subscription customers as revenue-generating subscription customers in the current fiscal period who did not contribute any revenue for the same period in the prior fiscal year.

due to headcount growth of 6% and merit increases. In addition, there was a $0.6 million increase in costs related to marketing activities, trade shows, and conferences.
General and administrative

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
General and administrative	$9,247	$8,724	$523	6%
General and administrative expense for the three months ended June 30, 2023 increased $0.5 million as compared to the same period in 2022. The increase was driven by an increase in personnel-related costs and stock-based compensation expense due to headcount growth of 9%, merit increases, and new stock award grants.
Other income, net

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Other income, net	$4,839	$804	$4,035	502%
Other income, net for the three months ended June 30, 2023 increased $4.0 million, respectively, as compared to the same period in 2022, primarily driven by increases in interest income due to higher yields earned on our marketable securities.
Provision for income taxes

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Provision for income taxes	$6,116	$103	$6,013	5838%
For the three months ended June 30, 2023, we had income tax expense of $6.1 million as compared to $0.1 million for the same period in 2022. This change was primarily driven by higher income before taxes, decreased tax deductions from stock option activities, as well as lower federal and state research and development tax credits.
Liquidity and Capital Resources
Since inception, we have financed operations primarily through proceeds received from sales of equity securities and payments received from our customers. As of June 30, 2023, our principal sources of liquidity were cash and cash equivalents and marketable securities of $873.2 million. Our marketable securities consist of U.S. government and agency securities, corporate notes and bonds, commercial paper, certificates of deposit, asset-backed securities, and sovereign bonds.
On May 12, 2022, the Company’s board of directors authorized a program to repurchase up to $70 million of the Company’s Class A common stock. As of September 30, 2022, the Company repurchased and retired 2,150,982 shares of Class A common stock for an aggregate purchase price of $70 million, thereby completing this share repurchase program.
On October 28, 2022, the Company’s board of directors authorized an additional program to repurchase up to $70 million of the Company’s Class A common stock over a period 12 months. In addition, on June 1, 2023, the Company’s board of directors authorized a program to repurchase up to $200 million of the Company’s Class A common stock over a period of 24 months. The repurchases are subject to general business and market conditions and other investment opportunities and may be executed through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. Immediately upon the repurchase of any shares of Class A common stock, such shares shall be retired by the Company and shall automatically return to the status of authorized but unissued shares of Class A common stock. As of June 30, 2023, the Company repurchased and retired 1,187,221 shares of Class A common stock for an aggregate purchase price of $37.1 million under these repurchase programs. As of June 30, 2023, $232.9 million remained available and authorized for repurchase under these repurchase programs.
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
Cash Flows

	Three Months Ended June 30,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$57,200	$44,752
Net cash provided by (used in) investing activities	$117,326	$(41,500)
Net cash used in financing activities	$(25,824)	$(5,969)
Net cash provided by operating activities
Cash provided by operating activities was $57.2 million for the three months ended June 30, 2023. This consisted of net income of $28.4 million, adjusted for non-cash items of $19.6 million and a net inflow from operating assets and liabilities of $9.2 million. Non-cash items primarily consisted of stock-based compensation expense of $14.0 million, depreciation and amortization expense of $2.6 million, and amortization of deferred contract costs of $2.7 million. The net inflow from operating assets and liabilities was driven by a $14.0 million decrease in accounts receivable due to the timing of billings and collections, a $0.7 million increase in accounts payable, accrued expenses, and other liabilities due to the increase in employee contributions under the ESPP, and a $2.6 million decrease in prepaid expenses and other assets. These inflows were partially offset by a $6.9 million decrease in deferred revenue due to the timing of customer billings and program launches, and a $1.2 million increase in deferred contract costs.
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

Net cash provided by (used in) investing activities
Cash provided by investing activities was $117.3 million for the three months ended June 30, 2023, which primarily consisted of proceeds from the maturities of marketable securities of $116.6 million and proceeds from the sale of marketable securities of $37.5 million. These inflows were partially offset by $35.3 million of marketable securities purchases and $1.5 million for internal-use software development costs.
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
Net cash used in financing activities
Cash used in financing activities was $25.8 million for the three months ended June 30, 2023, which primarily consisted of common stock repurchases of $21.8 million, $5.4 million of payments for contingent consideration related to the AMiON acquisition, and $2.0 million of taxes paid related to the net share settlement of equity awards. These payments were partially offset by $3.3 million of proceeds from the exercise of stock options.
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
There have been no material changes to our critical accounting policies and estimates during the three months ended June 30, 2023 as compared to those described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023 and filed with the SEC on May 26, 2023.
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
Interest Rate Risk
Our cash and cash equivalents and marketable securities primarily consist of cash on hand and highly liquid investments in money market funds, corporate notes and bonds, asset-backed securities, commercial paper, certificates of deposit, U.S. government and agency securities, and sovereign bonds. As of June 30, 2023, we had cash and cash equivalents of $306.7 million and marketable securities of $566.4 million. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair value of our investments. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates.

A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $3.7 million and $5.0 million, respectively, in the market value of our cash equivalents and marketable securities as of June 30, 2023 and March 31, 2023. Fluctuations in the value of our investments caused by a change in interest rates are recorded in other comprehensive income and are realized in net income only if we sell the underlying securities.
Impact of Inflation
We do not believe that inflation has had a material effect on our business, results of operations, or financial condition. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. Our inability or failure to do so could harm our business, financial condition, and results of operations.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating our disclosure controls and procedures, our management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 1A. Risk Factors
We are subject to various risks that could have a material adverse impact on our financial position, results of operations, or cash flows. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the factors discussed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also materially adversely affect our financial position, results of operations, or cash flows. There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Share Repurchases
The following table presents information with respect to the repurchases of our Class A common stock during the three months ended June 30, 2023:

Period	Total Number of Shares Repurchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
April 1 - 30, 2023	123,086	$31.89	123,086	$50,056
May 1 - 31, 2023	259,373	$31.62	259,373	$41,855
June 1 - 30, 2023	281,115	$31.90	281,115	$232,888
Total	663,574		663,574
_______________
(1)On October 28, 2022, the Company’s board of directors authorized a program to repurchase up to $70 million of the Company’s Class A common stock over a period of 12 months. In addition, on June 1, 2023 the Company’s board of directors authorized an additional program to repurchase up to $200 million of the Company’s Class A common stock over a period of 24 months. The repurchases under both programs can be executed through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans.
Use of Proceeds
On June 28, 2021, we closed our IPO of 22,505,750 shares of our Class A common stock sold by us, including 3,495,000 shares pursuant to the exercise of the underwriters’ option to purchase additional shares of our Class A common stock, and 4,289,250 shares of Class A common stock sold by an existing stockholder, at an offering price of $26.00 per share, resulting in proceeds to us of $548.5 million after deducting underwriting discounts and commissions as well as deferred offering costs. All of the shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-256584), which was declared effective by the SEC on June 23, 2021. Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Piper Sandler & Co., William Blair & Company, L.L.C., Canaccord Genuity LLC, Needham & Company, LLC, Raymond James & Associates, Inc., and SVB Leerink LLC acted as underwriters for the offering. We incurred offering expenses of approximately $5.5 million. No payments for such expenses were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities, or to our affiliates. Upon completion of the sale of the shares of our Class A common stock referenced in the preceding sentences, the IPO terminated. There has been no material change in the planned use of proceeds from our IPO from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Item 5A. Costs Associated with Exit or Disposal Activities
On August 8, 2023, the Company announced a plan to reduce its current workforce by approximately 100 employees, representing approximately 10% of its total workforce. This decision was made to simplify the Company’s operations and better align the Company’s resources with its priorities. The Company currently estimates that it will incur charges of approximately $8-10 million in connection with the reduction in force, primarily consisting of severance payments, stock-based compensation related to equity award modifications, employee benefits and related costs. The Company expects the majority of these charges will be incurred in the second quarter of fiscal year 2024, and that the reduction in force will be substantially complete by the third quarter of fiscal year 2024. Of the total charge, approximately $4-5 million are expected to be paid in cash. The charges that the Company expects to incur are subject to assumptions, including local law requirements, and actual expenses may differ from the estimates disclosed above.
Item 5C. Director and Officer Trading Plans and Arrangements
On May 26, 2023, Mr. Craig Overpeck, the Senior Vice President of Commercial Operations of the Company, adopted a Rule 10b5-1 trading arrangement for the sale of securities of the Company’s common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Mr. Overpeck’s Rule 10b5-1 Trading Plan, which has a term from May 26, 2023 to November 29, 2024, provides for the sale of 9,500 shares of common stock pursuant to a series of market orders.
Other than Mr. Overpeck’s adoption of the Rule 10b5-1 Trading Plan noted above, during the three months ended June 30, 2023, none of our directors or executive officers as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-256584	3.2	June 15, 2021

3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-256584	3.4	June 15, 2021

4.1	Form of Class A common stock certificate of the Registrant.	S-1	333-256584	4.1	May 28, 2021

4.2	Amended and Restated Investors’ Rights Agreement, dated April 10, 2014, by and among the Registrant and certain of its stockholders.	S-1	333-256584	4.2	May 28, 2021

4.3	Warrant to Purchase Shares of Common Stock issued to U.S. News & World Report, L.P., dated March 10, 2017.	S-1	333-256584	4.3	May 28, 2021

4.4	Warrant to Purchase Shares of Class A Common Stock issued to U.S. News & World Report, L.P., dated June 14, 2021.	10-Q	001-40508	4.2	August 12, 2021

4.5	Amendment to Warrant to Purchase Shares of Class A Common Stock issued to U.S. News & World Report, L.P., dated September 2, 2021.	10-Q	001-40508	4.3	November 10, 2021

4.6	Second Amendment to Warrant to Purchase Shares of Class A Common Stock issued to U.S. News & World Report, L.P., dated October 8, 2021.	10-Q	001-40508	4.4	November 10, 2021

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-256584	10.1	June 15, 2021

10.2#	2010 Equity Incentive Plan, as amended, and forms of agreements thereunder.	S-1/A	333-256584	10.2	June 15, 2021

10.3#	2021 Stock Option and Incentive Plan, and forms of agreements thereunder.	10-K	001-40508	10.3	May 27, 2022

10.4#	2021 Employee Stock Purchase Plan.	S-1/A	333-256584	10.4	June 15, 2021

10.5#	Senior Executive Cash Incentive Bonus Plan.	S-1/A	333-256584	10.5	June 15, 2021

10.6#	Non-Employee Director Compensation Policy.	S-1/A	333-256584	10.6	June 15, 2021

10.7#	Craig Overpeck Offer Letter	10-K	001-40508	10.7	May 26, 2023

10.8#	Jennifer Chaloemtiarana Offer Letter	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOXIMITY, INC.

Date: August 8, 2023	By:	/s/ Jeffrey Tangney
Jeffrey Tangney Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2023	By:	/s/ Anna Bryson
Anna Bryson Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)