Form 10-Q
period 2023-09-30
Doximity, Inc.
filed 2023-11-09
CIK 1516513

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
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The registrant had outstanding 118,159,500 shares of Class A common stock and 67,748,282 shares of Class B common stock as of November 2, 2023.

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
•our expectations regarding the impact of uncertainty in the current economic environment and macroeconomic uncertainty;
•our ability to compete effectively with existing competitors and new market entrants;
•the growth rates of the markets in which we compete;
•the increased expenses associated with being a public company;
•the impact of any cost-savings or restructuring activities we have undertaken or may undertake in the future;
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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
DOXIMITY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	September 30, 2023	March 31, 2023
Assets
Current assets:
Cash and cash equivalents	$108,403	$158,027
Marketable securities	621,451	682,972
Accounts receivable, net of allowance for doubtful accounts of $1,103 and $887 at September 30, 2023 and March 31, 2023, respectively	97,217	107,047
Prepaid expenses and other current assets	32,789	22,289
Deferred contract costs, current	2,960	5,118
Total current assets	862,820	975,453
Property and equipment, net	11,780	11,279
Deferred income tax assets	39,289	34,907
Operating lease right-of-use assets	12,743	13,819
Intangible assets, net	29,440	31,836
Goodwill	67,940	67,940
Other assets	1,559	1,654
Total assets	$1,025,571	$1,136,888
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$714	$1,272
Accrued expenses and other current liabilities	29,086	31,245
Deferred revenue, current	91,446	105,238
Operating lease liabilities, current	1,935	1,752
Total current liabilities	123,181	139,507
Deferred revenue, non-current	237	198
Operating lease liabilities, non-current	13,119	13,885
Contingent earn-out consideration liability, non-current	10,448	15,942
Other liabilities, non-current	7,119	1,240
Total liabilities	154,104	170,772
Commitments and contingencies (Note 13)
Stockholders' Equity
Preferred stock, $0.001 par value; 100,000 shares authorized as of September 30, 2023 and March 31, 2023, respectively; zero shares issued and outstanding as of September 30, 2023 and March 31, 2023, respectively	—	—
Class A and Class B common stock, $0.001 par value; 1,500,000 shares authorized as of September 30, 2023 and March 31, 2023, respectively; 188,518 and 193,941 shares issued and outstanding as of September 30, 2023 and March 31, 2023, respectively	188	194
Additional paid-in capital	794,804	762,150
Accumulated other comprehensive loss	(8,928)	(14,083)
Retained earnings	85,403	217,855
Total stockholders’ equity	871,467	966,116
Total liabilities and stockholders’ equity	$1,025,571	$1,136,888
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOXIMITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Revenue	$113,612	$102,185	$222,081	$192,824
Cost of revenue	12,759	13,210	25,912	26,287
Gross profit	100,853	88,975	196,169	166,537
Operating expenses:
Research and development	19,958	19,104	41,889	38,126
Sales and marketing	30,201	29,021	64,656	57,155
General and administrative	8,966	8,749	18,213	17,473
Restructuring	7,936	—	7,936	—
Total operating expenses	67,061	56,874	132,694	112,754
Income from operations	33,792	32,101	63,475	53,783
Other income, net	5,903	908	10,742	1,712
Income before income taxes	39,695	33,009	74,217	55,495
Provision for income taxes	9,093	6,710	15,209	6,813
Net income	$30,602	$26,299	$59,008	$48,682
Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.16	$0.14	$0.30	$0.25
Diluted	$0.15	$0.12	$0.28	$0.23
Weighted-average shares used in computing net income per share attributable to Class A and Class B common stockholders:
Basic	193,112	193,137	193,813	193,042
Diluted	209,014	213,949	210,681	214,452
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOXIMITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Net income	$30,602	$26,299	$59,008	$48,682
Other comprehensive income (loss)
Change in unrealized gain (loss) on available-for-sale-securities, net of tax benefit (provision) of $(1,146), $1,235, $(1,736), and $2,130, respectively	3,408	(3,634)	5,155	(6,265)
Comprehensive income	$34,010	$22,665	$64,163	$42,417
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOXIMITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended September 30, 2023
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders' Equity
	Shares	Amount
Balance as of June 30, 2023	194,649	$195	$777,772	$(12,336)	$225,156	$990,787
Stock-based compensation	—	—	12,348	—	—	12,348
Exercise of stock options	1,129	1	3,960	—	—	3,961
Vesting of restricted stock units	199	—	—	—	—	—
Tax withholding on shares under stock-based compensation awards	—	—	(2,120)	—	—	(2,120)
Repurchase and retirement of common stock, including excise tax	(7,536)	(8)	—	—	(170,355)	(170,363)
Common stock warrant expense	—	—	1,350	—	—	1,350
Issuance of common stock in connection with the employee stock purchase plan	77	—	1,494	—	—	1,494
Other comprehensive income	—	—	—	3,408	—	3,408
Net income	—	—	—	—	30,602	30,602
Balance as of September 30, 2023	188,518	$188	$794,804	$(8,928)	$85,403	$871,467

	Three Months Ended September 30, 2022
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders' Equity
	Shares	Amount
Balance as of June 30, 2022	193,336	$193	$715,282	$(17,925)	$204,616	$902,166
Stock-based compensation	—	—	10,177	—	—	10,177
Exercise of stock options	708	1	2,584	—	—	2,585
Vesting of restricted stock units	61	—	—	—	—	—
Tax withholding on shares under stock-based compensation awards	—	—	(1,152)	—	—	(1,152)
Repurchase and retirement of common stock	(1,877)	(2)	—	—	(61,166)	(61,168)
Common stock warrant expense	—	—	1,350	—	—	1,350
Issuance of common stock in connection with the employee stock purchase plan	74	—	2,341	—	—	2,341
Other comprehensive loss	—	—	—	(3,634)	—	(3,634)
Net income	—	—	—	—	26,299	26,299
Balance as of September 30, 2022	192,302	$192	$730,582	$(21,559)	$169,749	$878,964
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOXIMITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Six Months Ended September 30, 2023
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders' Equity
	Shares	Amount
Balance as of March 31, 2023	193,941	$194	$762,150	$(14,083)	$217,855	$966,116
Stock-based compensation	—	—	25,307	—	—	25,307
Exercise of stock options	2,380	2	7,252	—	—	7,254
Vesting of restricted stock units	320	—	—	—	—	—
Tax withholding on shares under stock-based compensation awards	—	—	(4,084)	—	—	(4,084)
Repurchase and retirement of common stock, including excise tax	(8,200)	(8)	—	—	(191,460)	(191,468)
Common stock warrant expense	—	—	2,685	—	—	2,685
Issuance of common stock in connection with the employee stock purchase plan	77	—	1,494	—	—	1,494
Other comprehensive income	—	—	—	5,155	—	5,155
Net income	—	—	—	—	59,008	59,008
Balance as of September 30, 2023	188,518	$188	$794,804	$(8,928)	$85,403	$871,467

	Six Months Ended September 30, 2022
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders' Equity
	Shares	Amount
Balance as of March 31, 2022	192,398	$192	$702,589	$(15,294)	$191,107	$878,594
Stock-based compensation	—	—	18,622	—	—	18,622
Exercise of stock options and common stock warrants	1,912	2	5,606	—	—	5,608
Vesting of restricted stock units	69	—	—	—	—	—
Tax withholding on shares under stock-based compensation awards	—	—	(1,261)	—	—	(1,261)
Repurchase and retirement of common stock	(2,151)	(2)	—	—	(70,040)	(70,042)
Common stock warrant expense	—	—	2,685	—	—	2,685
Issuance of common stock in connection with the employee stock purchase plan	74	—	2,341	—	—	2,341
Other comprehensive loss	—	—	—	(6,265)	—	(6,265)
Net income	—	—	—	—	48,682	48,682
Balance as of September 30, 2022	192,302	$192	$730,582	$(21,559)	$169,749	$878,964
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOXIMITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net income	$59,008	$48,682
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,208	4,959
Deferred income taxes	—	105
Stock-based compensation, net of amounts capitalized	27,448	20,859
Non-cash lease expense	1,077	952
Amortization of premium (accretion of discount) on marketable securities, net	(1,794)	2,673
Loss on sale and redemption of marketable securities	142	500
Amortization of deferred contract costs	4,730	4,839
Other	(15)	7
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	9,644	2,194
Prepaid expenses and other assets	(10,504)	3,651
Deferred contract costs	(2,448)	(2,342)
Accounts payable, accrued expenses and other liabilities	(8,063)	(4,474)
Deferred revenue	(13,753)	1,872
Operating lease liabilities	(582)	(211)
Net cash provided by operating activities	70,098	84,266
Cash flows from investing activities
Cash paid for acquisition	—	(53,500)
Purchases of property and equipment	(111)	(1,476)
Internal-use software development costs	(2,732)	(2,466)
Purchases of marketable securities	(180,226)	(91,177)
Maturities of marketable securities	212,768	24,438
Sales of marketable securities	37,525	64,158
Net cash provided by (used in) investing activities	67,224	(60,023)
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock options and common stock warrants	7,218	5,584
Proceeds from issuance of common stock in connection with the employee stock purchase plan	1,494	2,341
Taxes paid related to net share settlement of equity awards	(4,084)	(1,261)
Repurchase of common stock	(186,184)	(70,042)
Payment of contingent consideration related to a business combination	(5,390)	—
Net cash used in financing activities	(186,946)	(63,378)
Net decrease in cash and cash equivalents	(49,624)	(39,135)
Cash and cash equivalents, beginning of period	158,027	112,809
Cash and cash equivalents, end of period	$108,403	$73,674
Supplemental disclosures of cash flow information
Cash paid for taxes, net of refunds	$29,438	$123
Non-cash financing and investing activities
Fair value of contingent earn-out consideration included in purchase consideration	$—	$21,134
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$—	$14,759
Share repurchases included in accrued expenses	$5,003	$—
Excise tax payable on share repurchases	$1,030	$—
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
The accompanying condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s financial position, results of operations, stockholders’ equity, and cash flows. The results of operations for the three and six months ended September 30, 2023, shown in this report are not necessarily indicative of the results to be expected for the full year ending March 31, 2024.
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

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
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
Concentrations of credit risk with respect to accounts receivable are primarily limited to certain customers to which the Company makes substantial sales. The Company’s significant customers that represented 10% or more of revenue or accounts receivable, net for the periods presented were as follows:

	Revenue				Accounts Receivable, Net
	Three Months Ended September 30,		Six Months Ended September 30,		September 30, 2023	March 31, 2023
	2023	2022	2023	2022
Customer A	*	*	*	*	13%	18%
Customer B	*	*	*	*	12%	*
_______________
* Less than 10%
For the purpose of assessing the concentration of credit risk for significant customers, the Company defines a customer as an entity that purchases the Company’s services directly or indirectly through marketing agencies.
Restructuring
Restructuring expense primarily consists of severance payments, employee benefits, and stock-based compensation in relation to the modification of equity awards associated with the management-approved plan. One-time employee termination benefits are recognized at the time of communication of the terms of the plan to the employees, unless future service is required, in which case the costs are recognized over the future service period. The Company records these costs in restructuring expense in the condensed consolidated statements of operations.
Other than the description listed above, there have been no material changes to the significant accounting policies of the Company during the six months ended September 30, 2023 as compared to those described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023 and filed with the SEC on May 26, 2023.
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

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
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
The Company treats Hiring Solutions subscriptions as a single performance obligation that represents a series of distinct performance obligations that is satisfied over time. Revenue recognition commences when the customer receives access to the services and is recognized ratably over the subscription period.
Other revenue consists of fees earned from the temporary staffing and permanent placement of healthcare professionals. Revenue is recognized when control of these services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.
Revenue Disaggregation
Revenue consisted of the following (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Subscription	$106,654	$95,333	$207,909	$179,048
Other	6,958	6,852	14,172	13,776
Total revenue	$113,612	$102,185	$222,081	$192,824
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
The Company records unbilled revenue when revenue is recognized in amounts for which it is contractually entitled but exceeds the amounts the Company has a right to bill as of the end of the period. The Company records unbilled revenue on the

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
condensed consolidated balance sheets within prepaid expenses and other current assets. The Company’s unbilled revenue balances were $1.8 million and $2.2 million as of September 30, 2023 and March 31, 2023, respectively.
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
Revenue recognized for the three months ended September 30, 2023 and 2022 from amounts included in deferred revenue as of the beginning of the period was $71.4 million and $64.3 million, respectively. Revenue recognized for the six months ended September 30, 2023 and 2022 from amounts included in deferred revenue as of the beginning of the period was $97.1 million and $75.6 million, respectively.
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
The Company capitalized $1.2 million and $2.4 million of contract acquisition costs for the three and six months ended September 30, 2023, respectively, and $1.5 million and $2.3 million of contract acquisition costs for the three and six months ended September 30, 2022, respectively. Amortization of deferred contract costs was $2.0 million and $4.7 million for the three and six months ended September 30, 2023, respectively, and $2.1 million and $4.8 million for the three and six months ended September 30, 2022, respectively.
Deferred contract costs are periodically analyzed for impairment. There were no impairment losses relating to deferred contract costs during the three and six months ended September 30, 2023 and 2022.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
4.  Investments
The cost, gross unrealized gains and losses, and fair value of investments are as follows (in thousands):

	As of September 30, 2023
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Commercial paper	$9,988	$—	$(3)	$9,985
Money market funds	71,842	—	—	71,842
Total cash equivalents	81,830	—	(3)	81,827
Marketable securities:
Asset-backed securities	6,673	1	(12)	6,662
Certificates of deposit	11,965	1	(15)	11,951
Commercial paper	99,773	4	(41)	99,736
Corporate notes and bonds	66,351	1	(266)	66,086
Sovereign bonds	7,746	—	(269)	7,477
U.S. government and agency securities	440,905	15	(11,381)	429,539
Total marketable securities	633,413	22	(11,984)	621,451
Total cash equivalents and marketable securities	$715,243	$22	$(11,987)	$703,278
As of September 30, 2023, the contractual maturities of the Company’s available-for-sale debt securities were as follows (in thousands):

Fair Value
Due within one year	$583,534
Due in one to two years	41,240
Asset-backed securities	6,662
Total	$631,436
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
As of September 30, 2023 and March 31, 2023, the Company has recognized accrued interest of $2.5 million and $2.8 million, respectively, which is included in prepaid expenses and other current assets in the condensed consolidated balance sheets.
The unrealized losses associated with the Company’s debt securities were $12.0 million and $18.9 million as of September 30, 2023 and March 31, 2023, respectively. As the Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or until the cost basis is recovered, the Company did not recognize any impairment on these securities as of September 30, 2023 or March 31, 2023. The Company did not recognize any credit losses related to the Company’s debt securities as of September 30, 2023 or March 31, 2023. The fair value related to the debt securities with unrealized losses for which no credit losses were recognized was $588.0 million and $653.4 million as of September 30, 2023 and March 31, 2023, respectively.
The following tables summarize the gross unrealized losses and fair values of investments in an unrealized loss position, aggregated by security type and length of time that the individual securities have been in a continuous unrealized loss position (in thousands):

	As of September 30, 2023
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Asset-backed securities	$4,569	$(8)	$1,018	$(4)	$5,587	$(12)
Certificates of deposit	11,006	(15)	—	—	11,006	(15)
Commercial paper	96,131	(44)	—	—	96,131	(44)
Corporate notes and bonds	55,618	(139)	6,241	(127)	61,859	(266)
Sovereign bonds	—	—	7,477	(269)	7,477	(269)
U.S. government and agency securities	42,925	(75)	362,967	(11,306)	405,892	(11,381)
Total	$210,249	$(281)	$377,703	$(11,706)	$587,952	$(11,987)

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	As of March 31, 2023
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Asset-backed securities	$2,601	$(12)	$4,599	$(59)	$7,200	$(71)
Certificates of deposit	27,018	(80)	—	—	27,018	(80)
Commercial paper	70,681	(126)	—	—	70,681	(126)
Corporate notes and bonds	42,575	(113)	58,766	(665)	101,341	(778)
Sovereign bonds	—	—	7,384	(360)	7,384	(360)
U.S. government and agency securities	—	—	439,748	(17,509)	439,748	(17,509)
Total	$142,875	$(331)	$510,497	$(18,593)	$653,372	$(18,924)
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

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following tables present the fair value hierarchy for the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of September 30, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	$—	$9,985	$—	$9,985
Money market funds	71,842	—	—	71,842
Total cash equivalents	71,842	9,985	—	81,827
Marketable securities:
Asset-backed securities	—	6,662	—	6,662
Certificates of deposit	—	11,951	—	11,951
Commercial paper	—	99,736	—	99,736
Corporate notes and bonds	—	66,086	—	66,086
Sovereign bonds	—	7,477	—	7,477
U.S. government and agency securities	415,280	14,259	—	429,539
Total marketable securities	415,280	206,171	—	621,451
Total cash equivalents and marketable securities	$487,122	$216,156	$—	$703,278

Liabilities:
Contingent earn-out consideration liability	$—	$—	$16,178	$16,178
Total contingent earn-out consideration liability	$—	$—	$16,178	$16,178

	As of March 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$126,275	$—	$—	$126,275
Total cash equivalents	126,275	—	—	126,275
Marketable securities:
Asset-backed securities	—	7,200	—	7,200
Certificates of deposit	—	27,300	—	27,300
Commercial paper	—	78,489	—	78,489
Corporate notes and bonds	—	118,512	—	118,512
Sovereign bonds	—	7,384	—	7,384
U.S. government and agency securities	439,748	4,339	—	444,087
Total marketable securities	439,748	243,224	—	682,972
Total cash equivalents and marketable securities	$566,023	$243,224	$—	$809,247

Liabilities:
Contingent earn-out consideration liability	$—	$—	$21,862	$21,862
Total contingent earn-out consideration liability	$—	$—	$21,862	$21,862
During the six months ended September 30, 2023 and 2022, the Company had no transfers between levels of the fair value hierarchy.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Contingent Earn-out Consideration Liability
The following table summarizes the changes in the contingent earn-out consideration liability (in thousands):

	Six Months Ended September 30,
	2023	2022
Beginning fair value	$21,862	$—
Additions in the period	—	21,134
Change in fair value	316	(94)
Payments	(6,000)	—
Ending fair value	$16,178	$21,040
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
See Note 8—Business Combinations for additional discussion regarding the AMiON acquisition.
6.  Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2023	March 31, 2023
Furniture and equipment	$2,846	$2,816
Computers and software	745	745
Leasehold improvements	982	888
Internal-use software development costs	23,366	20,405
Total property and equipment	27,939	24,854
Less: accumulated depreciation and amortization	(16,159)	(13,575)
Total property and equipment, net	$11,780	$11,279
Depreciation and amortization expense on property and equipment for the three and six months ended September 30, 2023 was $1.4 million and $2.8 million, respectively. Included in these amounts was amortization expense for internal-use software development costs of $1.2 million and $2.4 million for the three and six months ended September 30, 2023, respectively. Depreciation and amortization expense on property and equipment for the three and six months ended September 30, 2022 was $1.4 million and $2.6 million, respectively. Included in these amounts was amortization expense for internal-use software development costs of $1.2 million and $2.3 million for the three and six months ended September 30, 2022, respectively. The amortization of the internal-use software development costs is included in cost of revenue in the condensed consolidated statements of operations.
During the three and six months ended September 30, 2023, the Company capitalized $1.5 million and $3.3 million, respectively, and during the three and six months ended September 30, 2022, capitalized $1.2 million and $2.9 million, respectively, of internal-use software development costs, which are included in property and equipment, net in the condensed consolidated balance sheets.
No impairment was recognized on property and equipment during the three and six months ended September 30, 2023 and 2022.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
7.  Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2023	March 31, 2023
Accrued commissions	$3,570	$5,733
Accrued payroll, bonus, and related expenses	7,444	8,739
Employee contributions under employee stock purchase plan	529	589
Rebate liabilities	681	3,348
Sales and other tax liabilities	2,210	1,504
Current portion of contingent earn-out consideration liability	5,730	5,920
Restructuring liability	541	—
Share repurchase liability	5,003	748
Other	3,378	4,664
Total accrued expenses and other current liabilities	$29,086	$31,245
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
Under the definitive agreement for the AMiON acquisition, the Company will pay contingent earn-out consideration of up to $24.0 million, of which $4.0 million is a minimum guarantee and the remaining $20.0 million is subject to the achievement of certain operational performance metrics over the next four years. The contingent earn-out consideration is payable in cash in annual installments over the next four years. The contingent earn-out consideration is classified as a liability, the short-term portion of which is included in accrued expenses and other current liabilities and the long-term portion is in contingent earn-out consideration liability, non-current in the condensed consolidated balance sheets. During the six months ended September 30, 2023, $6.0 million of the contingent earn-out consideration was settled. See Note 5—Fair Value Measurements for additional information regarding the valuation of the contingent earn-out consideration liability.
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
9.  Intangible Assets and Goodwill
Intangible Assets
Intangible assets, net consisted of the following (in thousands):

	September 30, 2023	March 31, 2023
Customer relationships	$37,069	$37,069
Other intangibles	1,531	1,531
Total intangible assets	38,600	38,600
Less: accumulated amortization	(9,160)	(6,764)
Total intangible assets, net	$29,440	$31,836
Amortization expense for intangible assets was $1.2 million and $2.4 million for the three and six months ended September 30, 2023 and 2022, respectively.
No impairment charges on intangible assets were recorded during the three and six months ended September 30, 2023 and 2022.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
As of September 30, 2023, future amortization expense is as follows (in thousands):

Year Ending March 31,	Amount
Remainder of 2024	$2,123
2025	4,245
2026	4,012
2027	4,010
2028	4,010
2029	4,010
Thereafter	7,030
Total future amortization expense	$29,440
Goodwill
As of September 30, 2023 and March 31, 2023, the Company’s goodwill balance was $67.9 million. No impairment charges on goodwill were recorded during the three and six months ended September 30, 2023 and 2022.
10.  Equity
Preferred Stock
In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 100,000,000 shares of undesignated preferred stock with a par value of $0.001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors. As of September 30, 2023 and March 31, 2023, there were no shares of preferred stock issued and outstanding.
Common Stock and Creation of Dual-Class Structure
The Company has two classes of common stock authorized: Class A common stock and Class B common stock, and are collectively referred to as common stock throughout the notes to the condensed consolidated financial statements, unless otherwise noted. On June 8, 2021, the Company’s board of directors and stockholders approved an amendment to the Company’s amended and restated certificate of incorporation which authorized 1,000,000,000 shares of Class A common stock with par value of $0.001 and one vote per share, and 500,000,000 shares of Class B common stock with par value of $0.001 and ten votes per share. The holders of common stock are entitled to receive dividends, as may be declared by the board of directors. Each of the Company’s 85,523,836 shares of then-existing common stock outstanding was reclassified into Class B common stock. Each outstanding share of Class B common stock may be converted at any time at the option of the holder into one share of Class A common stock. As of September 30, 2023, there were 120,768,274 shares of Class A common stock, and 67,750,282 shares of Class B common stock outstanding.
Stock Repurchase Program
On May 12, 2022, the Company’s board of directors authorized a program to repurchase up to $70 million of the Company’s Class A common stock. As of September 30, 2022, the Company repurchased and retired 2,150,982 shares of Class A common stock for an aggregate purchase price of $70 million, thereby completing this share repurchase program.
On October 28, 2022, the Company’s board of directors authorized an additional program to repurchase up to $70 million of the Company’s Class A common stock over a period of 12 months. In addition, on June 1, 2023, the Company’s board of directors authorized a program to repurchase up to $200 million of the Company’s Class A common stock over a period of 24 months. The repurchases are subject to general business and market conditions and other investment opportunities and may be executed through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. Immediately upon the repurchase of any shares of Class A common stock, such shares shall be retired by the Company and shall automatically return to the status of authorized but unissued shares of Class A common stock. As of September 30, 2023, the Company repurchased and retired 8,723,200 shares of Class A common stock for an aggregate purchase price of $207.5 million under these repurchase programs, which includes excise taxes and the cost of commissions of $1.2 million. As of September 30, 2023, $63.7 million remained available and authorized for repurchase, excluding commissions and excise taxes.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Common Stock Warrants
In March 2017, the Company issued a warrant to purchase 250,000 shares of common stock at an exercise price of $0.72 per share in connection with a contract signed between the Company and U.S. News & World Report, L.P., or U.S. News. The warrant expires 10 years from the date of grant. As of September 30, 2023, the warrant was fully vested. 125,000 shares with an intrinsic value of $4.0 million were exercised under the warrant during the six months ended September 30, 2022, while no shares were exercised during the six months ended September 30, 2023. The remaining 125,000 shares under the warrant were outstanding as of September 30, 2023.
In October 2021, the Company issued a warrant to U.S. News (the “U.S. News Warrant”) to purchase 516,000 shares of Class A common stock with an exercise price of $12.56 per share in connection with the execution of a commercial agreement with U.S. News (the “Commercial Agreement”). The U.S. News Warrant expires 10 years from the date of grant. The first tranche of the U.S. News Warrant vested on May 1, 2022 and the remainder will vest on a monthly basis over approximately 6 years. The grant-date fair value of the U.S. News Warrant was $34.7 million, which was determined using the Black-Scholes option-pricing model on the date of grant using the following assumptions: fair value of common stock of $76.50, volatility of 46.9%, risk-free interest rate of 1.61%, contractual term of 10 years, and an expected dividend of 0%. The fair value of the warrant is recognized as expense in cost of revenue in the condensed consolidated statements of operations on a straight-line basis over its vesting term of 6.48 years. During the six months ended September 30, 2023 and 2022, $2.7 million was recognized as stock-based compensation expense relating to the U.S. News Warrant, respectively. As of September 30, 2023, unamortized stock-based compensation expense, net of estimated forfeitures, related to the unvested warrants was $24.1 million, which is expected to be recognized over the remaining vesting period of 4.50 years.
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
The Company granted stock options under the terms of the Plans and outside of the Plans, as approved by the board of directors. During fiscal 2018, the Company granted 4,682,582 options outside of the Plans, of which 2,027,917 options were exercised and 2,654,665 were outstanding as of September 30, 2023.
The Company has shares of common stock reserved for issuance as follows (in thousands):

September 30, 2023
Common stock warrants	641
2010 Plan
Options outstanding	16,664
2021 Plan
Awards outstanding	2,159
Shares available for future grant	41,195
2021 ESPP	8,104
Options outstanding outside the plans	2,655
Total	71,418

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Stock Options
Stock options granted generally vest over four years with service-based, performance-based, and/or market-based conditions and expire ten years from the date of grant.
Stock option activities within the Plans as well as outside of the Plans were as follows:

	Number of Shares (in thousands)	Weighted-Average Exercise Price	Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance, March 31, 2023	22,407	$4.39	6.56	$627,187
Options exercised	(2,380)	3.05
Options forfeited or expired	(708)	5.47
Balance, September 30, 2023	19,319	4.51	6.12	322,735
Vested and exercisable as of September 30, 2023	11,804	2.93	5.40	215,941
Vested and expected to vest as of September 30, 2023	18,740	4.44	6.09	314,519
The aggregate intrinsic value of options exercised during the six months ended September 30, 2023 and 2022 was $61.8 million and $60.2 million, respectively.
As of September 30, 2023, unamortized stock-based compensation expense, net of estimated forfeitures, related to unvested stock options was $27.6 million, which is expected to be recognized over a weighted-average period of 2.77 years.
The Company has not granted any stock options since the first quarter of fiscal 2022.
Restricted Stock Units (“RSUs”)
RSUs granted by the Company generally vest over four years based on continued service.
The following table summarizes RSU activity (in thousands, except per share information):

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance, March 31, 2023	1,951	$40.08
Granted	749	30.02
Vested	(392)	38.44
Forfeited	(372)	44.59
Unvested balance, September 30, 2023	1,936	35.46
The total fair value of RSUs vested during the six months ended September 30, 2023 and 2022 was $11.3 million and $3.3 million, respectively.
As of September 30, 2023, total unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested RSUs was $54.3 million, which is expected to be recognized over a weighted-average period of 2.99 years.
Performance-Based Restricted Stock Units (“PSUs”)
The PSUs have service-based and performance-based vesting conditions that are satisfied upon meeting certain financial performance targets.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes PSU activity (in thousands, except per share information):

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance, March 31, 2023	206	$34.68
Granted	156	33.74
Vested	(78)	36.96
Forfeited	(61)	35.07
Unvested balance, September 30, 2023	223	33.10
The total fair value of PSUs vested during the six months ended September 30, 2023 and 2022 was $1.8 million and $0.4 million, respectively.
As of September 30, 2023, unamortized stock-based compensation expense, net of estimated forfeitures, related to unvested PSUs that are probable of vesting was $1.9 million, and is expected to be recognized over a weighted-average period of 1.54 years.
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$2,278	$2,392	$4,739	$4,514
Research and development	2,538	2,862	5,794	5,414
Sales and marketing	2,697	3,982	8,692	7,056
General and administrative	2,288	2,117	4,577	3,875
Restructuring	3,646	—	3,646	—
Total stock-based compensation expense	$13,447	$11,353	$27,448	$20,859

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
11.  Net Income Per Share Attributable to Common Stockholders
The following table presents the reconciliation of the numerator and denominator for calculating basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Numerator
Net income	$30,602	$26,299	$59,008	$48,682
Denominator
Weighted-average shares used in computing net income per share attributable to Class A and Class B common stockholders, basic	193,112	193,137	193,813	193,042
Dilutive effect of stock options	15,673	20,595	16,573	21,178
Dilutive effect of common stock warrants	122	123	122	155
Dilutive effect of other share-based awards	107	94	173	77
Weighted-average shares used in computing net income per share attributable to Class A and Class B common stockholders, diluted	209,014	213,949	210,681	214,452
Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.16	$0.14	$0.30	$0.25
Diluted	$0.15	$0.12	$0.28	$0.23
The dilutive effect of stock options, common stock warrants, RSUs, PSUs, and the ESPP is reflected in diluted earnings per share using the treasury stock method.
Certain potentially dilutive securities have been excluded from the calculation of diluted net income per share during the applicable periods because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Other share-based awards	1,665	511	911	512
Common stock warrants	516	516	516	516
Total	2,181	1,027	1,427	1,028
12.  Restructuring
In August 2023, the Company announced a restructuring plan (the “Restructuring Plan”) intended to simplify the Company’s operations and better align the Company’s resources with its priorities. The Restructuring Plan included a reduction of the Company’s workforce by approximately 10%. The actions associated with the workforce reduction under the Restructuring Plan were substantially completed as of September 30, 2023. The Company incurred $7.9 million in restructuring expense in the second quarter of fiscal 2024 in connection with the workforce reduction under the Restructuring Plan, consisting of $4.3 million of severance payments and employee benefits and $3.6 million of stock-based compensation expense for the accelerated vesting of equity awards.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes the activities related to the Restructuring Plan as of September 30, 2023 (in thousands):

Workforce Reduction
Liability as of July 1, 2023	$—
Charges	4,289
Payments	(3,748)
Liability as of September 30, 2023	$541
The liability as of September 30, 2023 for restructuring charges is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.
13.  Commitments and Contingencies
Minimum Guarantees
On October 8, 2021, the Company signed an amended agreement to revise and extend the existing partnership with U.S. News for six years. This agreement can be terminated after three years by either party. Under this amended agreement, the Company pays U.S. News a portion of the revenue generated with the end customers, subject to annual minimum guarantees. As of September 30, 2023, the remaining annual minimum guarantees ranged from $3.6 million to $6.2 million. The total minimum guarantee for the remaining noncancelable period of one year was $3.6 million, which is expected to be paid within one year.
Other Contractual Commitments
Other contractual commitments relate mainly to third-party cloud infrastructure agreements and subscription agreements used to facilitate the Company’s operations.
The Company has a web hosting arrangement for 3 years ending December 31, 2024, with an annual commitment of $5.2 million. As of September 30, 2023, the total remaining commitment was $5.2 million, which is expected to be paid within one year.
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
Legal Matters
From time to time, the Company has become involved in claims and other legal matters arising in the ordinary course of business. The Company investigates these claims as they arise. Although claims are inherently unpredictable, the Company is currently not aware of any matters that, if determined adversely to the Company, would individually or taken together have a material effect on its results of operations, financial position, or cash flows. No material loss contingencies were recorded for the three and six months ended September 30, 2023 and 2022.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
14.  Leases
The Company has non-cancelable operating leases for the rental of office space with various expiration dates through 2030.
The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$701	$701	$1,402	$1,190
Variable lease cost	45	133	65	173
Total lease cost	$746	$834	$1,467	$1,363
Supplemental cash flow information related to leases was as follows (in thousands):

	Six Months Ended September 30,
	2023	2022
Cash paid for amounts included in measurement of lease liabilities—Operating cash flows	$907	$389
Supplemental balance sheet information related to leases was as follows:

	September 30, 2023	March 31, 2023
Weighted-average remaining lease term (in years)	6.68	7.06
Weighted-average discount rate	4.19%	4.18%
Maturities of operating lease liabilities as of September 30, 2023 were as follows (in thousands):

Remainder of 2024	$1,331
2025	2,411
2026	2,458
2027	2,497
2028	2,605
Thereafter	6,052
Total future lease payments	$17,354
Less: imputed interest	(2,300)
Present value of lease liabilities	$15,054
15.  Other Income, net
Other income, net consisted of the following (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Interest income	$5,822	$1,419	$10,840	$2,269
Realized gain (loss) on sale and redemption of marketable securities	131	(463)	(142)	(463)
Other income (expense)	(50)	(48)	44	(94)
Other income, net	$5,903	$908	$10,742	$1,712
16.  Income Taxes
The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The Company’s effective tax rates for the three and six months ended September 30, 2023 were 22.9% and 20.5%, respectively, and for three and six months ended September 30, 2022 were 20.3% and 12.3%, respectively. The Company's effective tax rate differs from the U.S. federal statutory rate, primarily due to state income taxes, stock-based compensation related tax benefits, which are subject to limitations for certain executive officers under IRC section 162(m), and federal and state research and development tax credits. The Company’s effective tax rate is based on forecasted annual income before income taxes which may fluctuate through the rest of the year.
The Company is only subject to income taxes in the United States. Significant judgment is required in evaluating the Company’s uncertain tax positions and determining the provision for income taxes. As of September 30, 2023 and March 31, 2023, the Company had unrecognized tax benefits (“UTBs”) of $8.7 million and $7.9 million, respectively. If realized, $6.5 million would impact the effective tax rate while the remainder would reduce deferred tax assets subject to a full valuation allowance. The Company does not expect any material changes to its UTBs within the next 12 months.
17.  Segment and Geographic Information
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
Substantially all of the Company’s long-lived assets were based in the United States as of September 30, 2023 and March 31, 2023. No country outside of the United States accounted for more than 10% of total revenue for the three and six months ended September 30, 2023 and 2022. Substantially all of the Company’s revenue was derived in the United States for the three and six months ended September 30, 2023 and 2022.
18.  Subsequent Events
On October 26, 2023 the Company’s board of directors authorized another program to repurchase up to $70 million of the Company’s Class A common stock. The repurchases are expected to be executed from time to time over the next 12 months, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. Immediately upon the repurchase of any shares of Class A common stock, such shares shall be retired by the Company and shall automatically return to the status of authorized but unissued shares of Class A common stock. All prior repurchase programs were completed as of October 2023.

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
Our business model has delivered high revenue growth at scale with profitability. For the three months ended September 30, 2023 and 2022, we recognized revenue of $113.6 million and $102.2 million, respectively, representing a year-over-year growth rate of 11%. For the six months ended September 30, 2023 and 2022, we recognized revenue of $222.1 million and $192.8 million, respectively, representing a year-over-year growth rate of 15%. For the three months ended September 30, 2023 and 2022, our net income was $30.6 million and $26.3 million and our adjusted EBITDA was $54.2 million and $46.0 million, respectively. For the six months ended September 30, 2023 and 2022, our net income was $59.0 million and $48.7 million and our adjusted EBITDA was $100.7 million and $79.5 million, respectively. We have accomplished this while focusing on our core mission to help every physician be more productive and provide better care for their patients.

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
The number of customers with at least $100,000 of revenue has grown steadily in recent years as we have engaged new customers and expanded within existing ones. This cohort of customers accounted for approximately 88% of our revenue for the TTM ended September 30, 2023.

	September 30,
	2023	2022
Number of customers with at least $100,000 of revenue	290	281
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

	September 30,
	2023	2022
Net revenue retention rate	114%	128%

Non-GAAP Financial Measures
We use adjusted EBITDA and free cash flow to measure our performance, identify trends, formulate financial projections, and make strategic decisions.
Adjusted EBITDA
We define adjusted EBITDA as net income before interest, income taxes, depreciation, and amortization, and as further adjusted for acquisition and other related expenses, stock-based compensation expense, restructuring expense, change in fair value of contingent earn-out consideration liability, and other income, net. Net income margin represents net income as a percentage of revenue and adjusted EBITDA margin represents adjusted EBITDA as a percentage of revenue.
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

The following table presents a reconciliation of net income to adjusted EBITDA, adjusted EBITDA margin, and net income margin (in thousands, except percentages):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Net income	$30,602	$26,299	$59,008	$48,682
Adjusted to exclude the following:
Acquisition and other related expenses	—	—	—	30
Stock-based compensation	9,801	11,353	23,802	20,859
Depreciation and amortization	2,604	2,589	5,208	4,959
Provision for income taxes	9,093	6,710	15,209	6,813
Restructuring expense	7,936	—	7,936	—
Change in fair value of contingent earn-out consideration liability	47	(40)	316	(94)
Other income, net	(5,903)	(908)	(10,742)	(1,712)
Adjusted EBITDA	$54,180	$46,003	$100,737	$79,537

Revenue	$113,612	$102,185	$222,081	$192,824
Net income margin	27%	26%	27%	25%
Adjusted EBITDA margin	48%	45%	45%	41%
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
The following table presents a reconciliation of our free cash flow to the most comparable GAAP measure, net cash provided by operating activities, for each of the periods indicated (in thousands):

	Six Months Ended September 30,
	2023	2022
Net cash provided by operating activities	$70,098	$84,266
Purchases of property and equipment	(111)	(1,476)
Internal-use software development costs	(2,732)	(2,466)
Free cash flow	$67,255	$80,324
Other cash flow components:
Net cash provided by (used in) investing activities	$67,224	$(60,023)
Net cash used in financing activities	$(186,946)	$(63,378)

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
We also generate revenue from temporary and permanent medical recruiting services which we charge on an hourly-fee, and retainer and placement-fee basis, respectively. Revenue for temporary placement services is recognized net of third-party contractor fees. For the three and six months ended September 30, 2023 and 2022, the revenue from temporary and permanent medical recruiting services was not significant to our total revenue.
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
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, general and administrative, and restructuring expenses.

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
Restructuring
Restructuring expense primarily consists of severance payments, employee benefits, and stock-based compensation in relation to the modification of equity awards associated with the management-approved plan. One-time employee termination benefits are recognized at the time of communication of the terms of the plan to the employees, unless future service is required, in which case the costs are recognized over the future service period.
Other Income, Net
Other income, net consists primarily of investment income earned on our cash equivalents and marketable securities.
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in U.S. federal, state, and local jurisdictions in which we conduct business. We calculate income taxes in interim periods by applying an estimated annual effective tax rate to income before income taxes and by calculating the tax effect of discrete items recognized during the period. Our effective income tax rate generally differs from the U.S. statutory tax rate of 21.0% primarily due to U.S. federal and state research and development tax credits, stock-based compensation related tax benefits, and state income taxes.

Results of Operations
The following tables set forth our condensed consolidated results of operations data and such data as a percentage of revenue for the periods presented.

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Revenue	$113,612	$102,185	$222,081	$192,824
Cost of revenue(1)	12,759	13,210	25,912	26,287
Gross profit	100,853	88,975	196,169	166,537
Operating expenses:
Research and development(1)	19,958	19,104	41,889	38,126
Sales and marketing(1)	30,201	29,021	64,656	57,155
General and administrative(1)	8,966	8,749	18,213	17,473
Restructuring(1)	7,936	—	7,936	—
Total operating expenses	67,061	56,874	132,694	112,754
Income from operations	33,792	32,101	63,475	53,783
Other income, net	5,903	908	10,742	1,712
Income before income taxes	39,695	33,009	74,217	55,495
Provision for income taxes	9,093	6,710	15,209	6,813
Net income	$30,602	$26,299	$59,008	$48,682
_______________
(1)Costs and expenses include stock-based compensation expense as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Cost of revenue	$2,278	$2,392	$4,739	$4,514
Research and development	2,538	2,862	5,794	5,414
Sales and marketing	2,697	3,982	8,692	7,056
General and administrative	2,288	2,117	4,577	3,875
Restructuring	3,646	—	3,646	—
Total stock-based compensation expense	$13,447	$11,353	$27,448	$20,859

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
	(percentages of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	11	13	12	14
Gross profit	89	87	88	86
Operating expenses:
Research and development	18	18	19	19
Sales and marketing	27	28	29	30
General and administrative	7	9	7	9
Restructuring	7	—	4	—
Total operating expenses	59	55	59	58
Income from operations	30	32	29	28
Other income, net	5	1	5	1
Income before income taxes	35	33	34	29
Provision for income taxes	8	7	7	4
Net income	27%	26%	27%	25%

Comparison of the three and six months ended September 30, 2023 and 2022.
Revenue

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands, except percentages)
Revenue	$113,612	$102,185	$11,427	11%	$222,081	$192,824	$29,257	15%
Revenue for the three months ended September 30, 2023 increased $11.4 million as compared to the same period in 2022. The increase was primarily driven by a $11.3 million increase in subscription revenue. Of the increase in subscription revenue, $5.1 million was driven by the addition of new subscription customers1 and $6.2 million was due to the expansion of existing customers. The expansion of existing customers was primarily driven by average revenue per existing Marketing Solutions customers increasing by 17% as a result of adding new and growing existing brands and service lines. Approximately 94% of our revenue for the three months ended September 30, 2023 was derived from subscription customers. The remaining increase in revenue was driven by an increase in medical recruiting services.
Revenue for the six months ended September 30, 2023 increased $29.3 million as compared to the same period in 2022. The increase was primarily driven by a $28.9 million increase in subscription revenue. Of the increase in subscription revenue, $8.8 million was driven by the addition of new subscription customers1 and $20.1 million was due to the expansion of existing customers. The expansion of existing customers was primarily driven by average revenue per existing Marketing Solutions customers increasing by 20% as a result of adding new and growing existing brands and service lines. Approximately 94% of our revenue for the six months ended September 30, 2023 was derived from subscription customers. The remaining increase in revenue was driven by an increase in medical recruiting services.
Cost of revenue, gross profit and gross margin

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands, except percentages)
Cost of revenue	$12,759	$13,210	$(451)	(3)%	$25,912	$26,287	$(375)	(1)%
Gross profit	$100,853	$88,975	$11,878	13%	$196,169	$166,537	$29,632	18%
Gross margin	89%	87%			88%	86%
Cost of revenue for the three months ended September 30, 2023 decreased $0.5 million as compared to the same period in 2022. The decrease was primarily driven by a $0.4 million decrease in personnel-related costs as a result of a reduction in average headcount due to the Company’s restructuring plan executed in August 2023, offset by merit increases.
Cost of revenue for the six months ended September 30, 2023 decreased $0.4 million as compared to the same period in 2022. The decrease was primarily driven by a $0.4 million decrease in personnel-related costs as a result of a reduction in average headcount due to the Company’s restructuring plan executed in August 2023, offset by merit increases.
The gross margin for the three and six months ended September 30, 2023 increased due to the growth in our revenue as well as lower costs of revenue as a result of the Company’s restructuring plan executed in August 2023.
Operating Expenses
Research and development

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands, except percentages)
Research and development	$19,958	$19,104	$854	4%	$41,889	$38,126	$3,763	10%
1 We define new subscription customers as revenue-generating subscription customers in the current fiscal period who did not contribute any revenue for the same period in the prior fiscal year.

Research and development expense for the three months ended September 30, 2023 increased $0.9 million as compared to the same period in 2022. Employee compensation costs increased by $0.3 million as compared to same period last year as a result of merit increases, offset by reduction in average headcount due to the Company’s restructuring plan that was executed in August 2023. The increase in research and development expense was also driven by a $0.5 million increase in employee events and travel-related expenses and an increase in third-party consulting services.
Research and development expense for the six months ended September 30, 2023 increased $3.8 million as compared to the same period in 2022. The increase was primarily driven by a $2.1 million increase in personnel-related costs as a result of merit increases offset by reduction in average headcount due to the Company’s restructuring plan executed in August 2023. The increase was also driven by a $0.7 million increase in third-party contractor costs and a $0.6 million increase in third-party software costs as a result of increased research and development activities.
Sales and marketing

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands, except percentages)
Sales and marketing	$30,201	$29,021	$1,180	4%	$64,656	$57,155	$7,501	13%
Sales and marketing expense for the three months ended September 30, 2023 increased $1.2 million as compared to the same period in 2022. The increase was primarily driven by a $1.0 million increase in marketing expense related to marketing activities and trade shows. There was also a $0.6 million increase in personnel-related costs as a result of merit increases offset by reduction in average headcount due to the Company’s restructuring plan executed in August 2023. In addition, there was a $2.1 million increase in stock-based compensation due to awards granted to new and existing employees. These increases were offset by a $2.9 million decrease in stock-based compensation expense, primarily due to the forfeiture of awards as a result of the restructuring plan.
Sales and marketing expense for the six months ended September 30, 2023 increased $7.5 million as compared to the same period in 2022. The increase was primarily driven by a $2.5 million increase in personnel-related costs due to merit increases while average headcount remained relatively flat as a result of the Company’s restructuring plan that was executed in August 2023. The increase was also due to a $1.6 million net increase in stock-based compensation from new awards granted to new and existing employees, offset by the forfeiture of awards as a result of the restructuring plan. In addition, there was a $1.6 million increase in marketing expenses related to marketing activities and trade shows and a $0.4 million increase as a result of fair value changes on the earn-out consideration liability.
General and administrative

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands, except percentages)
General and administrative	$8,966	$8,749	$217	2%	$18,213	$17,473	$740	4%
General and administrative expense for the three months ended September 30, 2023 remained materially consistent as compared to the same period in 2022.
General and administrative expense for the six months ended September 30, 2023 increased $0.7 million as compared to the same period in 2022. The increase was driven by a $0.4 million increase in employee compensation costs driven by merit increases, while headcount remained relatively flat. There was a $0.7 million increase in stock-based compensation expense primarily due to new awards granted to new and existing employees. These increases were partially offset by a reduction in insurance and other taxes.

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands, except percentages)
Restructuring	$7,936	$—	$7,936	NM	$7,936	$—	$7,936	NM

In August 2023, the Company initiated a restructuring plan to better align the Company’s resources with its priorities, and reduced its workforce by 10%. The $7.9 million in restructuring charges incurred during the three and six months ended September 30, 2023 consisted of $4.3 million of severance payments and employee benefits and $3.6 million of stock-based compensation expense for the accelerated vesting of equity awards.
Other income, net

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands, except percentages)
Other income, net	$5,903	$908	$4,995	550%	$10,742	$1,712	$9,030	527%
Other income, net for the three and six months ended September 30, 2023 increased $5.0 million and $9.0 million, respectively, as compared to the same period in 2022, primarily driven by increases in interest income due to higher yields earned on our cash equivalents and marketable securities portfolio and a higher average portfolio balance.
Provision for income taxes

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands, except percentages)
Provision for income taxes	$9,093	$6,710	$2,383	36%	$15,209	$6,813	$8,396	123%
Income tax expense increased for the three and six months ended September 30, 2023 by $2.4 million and $8.4 million, respectively, as compared to the same period in 2022, primarily driven by higher income before taxes and decreased tax deductions from stock option activities.
Liquidity and Capital Resources
Since inception, we have financed operations primarily through proceeds received from sales of equity securities and payments received from our customers. As of September 30, 2023, our principal sources of liquidity were cash and cash equivalents and marketable securities of $729.9 million. Our marketable securities consist of U.S. government and agency securities, corporate notes and bonds, commercial paper, certificates of deposit, asset-backed securities, and sovereign bonds.
On May 12, 2022, the Company’s board of directors authorized a program to repurchase up to $70 million of the Company’s Class A common stock. As of September 30, 2022, the Company repurchased and retired 2,150,982 shares of Class A common stock for an aggregate purchase price of $70 million, thereby completing this share repurchase program.
On October 28, 2022, the Company’s board of directors authorized an additional program to repurchase up to $70 million of the Company’s Class A common stock over a period 12 months. In addition, on June 1, 2023, the Company’s board of directors authorized a program to repurchase up to $200 million of the Company’s Class A common stock over a period of 24 months. The repurchases are subject to general business and market conditions and other investment opportunities and may be executed through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. Immediately upon the repurchase of any shares of Class A common stock, such shares shall be retired by the Company and shall automatically return to the status of authorized but unissued shares of Class A common stock. As of September 30, 2023, the Company repurchased and retired 8,723,200 shares of Class A common stock for an aggregate purchase price of $207.5 million under these repurchase programs, which includes excise taxes and the cost of commissions of $1.2 million. As of September 30, 2023, $63.7 million remained available and authorized for repurchase, excluding commissions and excise taxes.
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
For further details regarding our cash requirements from noncancelable operating lease obligations and other contractual commitments, see Note 13—Commitments and Contingencies and Note 14—Leases included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Cash Flows

	Six Months Ended September 30,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$70,098	$84,266
Net cash provided by (used in) investing activities	$67,224	$(60,023)
Net cash used in financing activities	$(186,946)	$(63,378)
Net cash provided by operating activities
Cash provided by operating activities was $70.1 million for the six months ended September 30, 2023. This consisted of net income of $59.0 million, adjusted for non-cash items of $36.8 million and a net outflow from operating assets and liabilities of $25.7 million. Non-cash items primarily consisted of stock-based compensation expense of $27.4 million, depreciation and amortization expense of $5.2 million, amortization of deferred contract costs of $4.7 million, non-cash lease expense of $1.1 million, partially offset by the accretion of discount on marketable securities of $1.8 million. The net outflow from operating assets and liabilities was driven by a $13.8 million decrease in deferred revenue due to the timing of customer billings and program launches, a $10.5 million increase in prepaid expenses and other assets primarily due to prepayment of income taxes, an $8.1 million decrease in accounts payable, accrued expenses, and other liabilities which was primarily due to the timing of commissions and agency rebate payments, and a $2.4 million increase in deferred contract costs. These outflows were partially offset by a $9.6 million decrease in accounts receivable due to the timing of billings and collections. During the six months ended September 30, 2023 and 2022, the Company made $29.4 million and $0.1 million, respectively, in payments for taxes. The increase in cash paid for income taxes was partially related to the Tax Cuts and Jobs Act of 2017, which eliminated the option to deduct research and development expenditures and required taxpayers to capitalize and amortize them over five or fifteen years. Although Congress is considering legislation that would defer the amortization requirement to later years, we have no assurance that the provision will be so deferred, repealed or otherwise modified. If the requirement is not modified, our cash flows from operating activities are expected to be reduced by approximately $15.7 million in the fiscal year ended March 31, 2024. The requirement may also reduce our cash flows from operating activities in future periods, the amounts and specific periods of which we are unable to estimate at this time.
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

Net cash provided by (used in) investing activities
Cash provided by investing activities was $67.2 million for the six months ended September 30, 2023, which primarily consisted of proceeds from the maturities of marketable securities of $212.8 million and proceeds from the sale of marketable securities of $37.5 million. These inflows were partially offset by $180.2 million of marketable securities purchases and $2.7 million for internal-use software development costs.
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
Net cash used in financing activities
Cash used in financing activities was $186.9 million for the six months ended September 30, 2023, which primarily consisted of common stock repurchases of $186.2 million, $5.4 million of payments for contingent consideration related to the AMiON acquisition, and $4.1 million of taxes paid related to the net share settlement of equity awards. These payments were partially offset by $7.2 million of proceeds from the exercise of stock options and $1.5 million of proceeds from the issuance of common stock related to the employee stock purchase plan.
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
There have been no material changes to our critical accounting policies and estimates during the three and six months ended September 30, 2023 as compared to those described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023 and filed with the SEC on May 26, 2023.
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
Interest Rate Risk
Our cash and cash equivalents and marketable securities primarily consist of cash on hand and highly liquid investments in money market funds, corporate notes and bonds, asset-backed securities, commercial paper, certificates of deposit, U.S. government and agency securities, and sovereign bonds. As of September 30, 2023, we had cash and cash equivalents of $108.4 million and marketable securities of $621.5 million. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair value of our investments. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates.
A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $3.4 million and $5.0 million, respectively, in the market value of our cash equivalents and marketable securities as of September 30, 2023 and March 31, 2023. Fluctuations in the value of our investments caused by a change in interest rates are recorded in other comprehensive income and are realized in net income only if we sell the underlying securities.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
For a discussion of our legal proceedings, please refer to Note 13—Commitments and Contingencies included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
None.
Share Repurchases
The following table presents information with respect to the repurchases of our Class A common stock during the three months ended September 30, 2023:

Period	Total Number of Shares Repurchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
July 1 - 31, 2023	60,795	$32.66	60,795	$230,902
August 1 - 31, 2023	3,096,898	$23.61	3,096,898	$157,785
September 1 - 30, 2023	4,378,286	$21.49	4,378,286	$63,706
Total	7,535,979		7,535,979
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

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Rule 10b5-1 Trading Plans
On August 24, 2023, Ms. Kira Wampler, a director of the Company, adopted a Rule 10b5-1 trading arrangement for the sale of securities of the Company’s common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Ms. Wampler’s Rule 10b5-1 Trading Plan, which has a term from August 24, 2023 to November 29, 2024, provides for the exercise and sale of 37,500 shares of common stock pursuant to a series of market orders.
On August 30, 2023, Ms. Phoebe Yang, a director of the Company, adopted a Rule 10b5-1 Trading Plan that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Ms. Yang’s Rule 10b5-1 Trading Plan, which has a term from August 30, 2023 to August 14, 2024, provides for the sale of 35% of net vested shares of common stock pursuant to a series of market orders. On the date of the execution of Ms. Yang’s Rule 10b5-1 Trading Plan, Ms. Yang held 2,889 net vested shares. Ms. Yang’s net vested share amount will change as additional equity awards vest or shares are subsequently purchased or sold.
Other than Ms. Wampler and Ms. Yang’s adoptions of the Rule 10b5-1 Trading Plans noted above, during the quarter ended September 30, 2023, none of our directors or executive officers as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934 adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-256584	3.2	June 15, 2021

3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-256584	3.4	June 15, 2021

4.1	Form of Class A common stock certificate of the Registrant.	S-1	333-256584	4.1	May 28, 2021

4.2	Amended and Restated Investors’ Rights Agreement, dated April 10, 2014, by and among the Registrant and certain of its stockholders.	S-1	333-256584	4.2	May 28, 2021

4.3	Warrant to Purchase Shares of Common Stock issued to U.S. News & World Report, L.P., dated March 10, 2017.	S-1	333-256584	4.3	May 28, 2021

4.4	Warrant to Purchase Shares of Class A Common Stock issued to U.S. News & World Report, L.P., dated June 14, 2021.	10-Q	001-40508	4.2	August 12, 2021

4.5	Amendment to Warrant to Purchase Shares of Class A Common Stock issued to U.S. News & World Report, L.P., dated September 2, 2021.	10-Q	001-40508	4.3	November 10, 2021

4.6	Second Amendment to Warrant to Purchase Shares of Class A Common Stock issued to U.S. News & World Report, L.P., dated October 8, 2021.	10-Q	001-40508	4.4	November 10, 2021

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-256584	10.1	June 15, 2021

10.2#	2010 Equity Incentive Plan, as amended, and forms of agreements thereunder.	S-1/A	333-256584	10.2	June 15, 2021

10.3#	2021 Stock Option and Incentive Plan, and forms of agreements thereunder.	10-K	001-40508	10.3	May 27, 2022

10.4#	2021 Employee Stock Purchase Plan.	S-1/A	333-256584	10.4	June 15, 2021

10.5#	Senior Executive Cash Incentive Bonus Plan.	S-1/A	333-256584	10.5	June 15, 2021

10.6#	Non-Employee Director Compensation Policy.	S-1/A	333-256584	10.6	June 15, 2021

10.7#	Craig Overpeck Offer Letter	10-K	001-40508	10.7	May 26, 2023

10.8#	Jennifer Chaloemtiarana Offer Letter	10-Q	001-40508	10.8	August 8, 2023

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith
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

DOXIMITY, INC.

Date: November 9, 2023	By:	/s/ Jeffrey Tangney
Jeffrey Tangney Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2023	By:	/s/ Anna Bryson
Anna Bryson Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)