Form 10-Q
period 2023-12-31
Doximity, Inc.
filed 2024-02-08
CIK 1516513

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
For the quarterly period ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The registrant had outstanding 122,161,566 shares of Class A common stock and 64,392,184 shares of Class B common stock as of February 1, 2024.

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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
DOXIMITY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	December 31, 2023	March 31, 2023
Assets
Current assets:
Cash and cash equivalents	$123,089	$158,027
Marketable securities	587,149	682,972
Accounts receivable, net of allowance for doubtful accounts of $1,714 and $887 at December 31, 2023 and March 31, 2023, respectively	97,584	107,047
Prepaid expenses and other current assets	27,191	22,289
Deferred contract costs, current	5,886	5,118
Total current assets	840,899	975,453
Property and equipment, net	11,839	11,279
Deferred income tax assets	37,204	34,907
Operating lease right-of-use assets	12,808	13,819
Intangible assets, net	28,379	31,836
Goodwill	67,940	67,940
Other assets	1,580	1,654
Total assets	$1,000,649	$1,136,888
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,880	$1,272
Accrued expenses and other current liabilities	34,079	31,245
Deferred revenue, current	66,694	105,238
Operating lease liabilities, current	2,109	1,752
Total current liabilities	104,762	139,507
Deferred revenue, non-current	166	198
Operating lease liabilities, non-current	12,947	13,885
Contingent earn-out consideration liability, non-current	10,787	15,942
Income taxes payable, non-current	6,532	99
Other liabilities, non-current	841	1,141
Total liabilities	136,035	170,772
Commitments and contingencies (Note 13)
Stockholders' Equity
Preferred stock, $0.001 par value; 100,000 shares authorized as of December 31, 2023 and March 31, 2023, respectively; zero shares issued and outstanding as of December 31, 2023 and March 31, 2023, respectively	—	—
Class A and Class B common stock, $0.001 par value; 1,500,000 shares authorized as of December 31, 2023 and March 31, 2023, respectively; 186,175 and 193,941 shares issued and outstanding as of December 31, 2023 and March 31, 2023, respectively	186	194
Additional paid-in capital	808,078	762,150
Accumulated other comprehensive loss	(4,653)	(14,083)
Retained earnings	61,003	217,855
Total stockholders’ equity	864,614	966,116
Total liabilities and stockholders’ equity	$1,000,649	$1,136,888
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOXIMITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Revenue	$135,284	$115,262	$357,365	$308,086
Cost of revenue	12,190	13,526	38,102	39,813
Gross profit	123,094	101,736	319,263	268,273
Operating expenses:
Research and development	19,946	20,519	61,835	58,645
Sales and marketing	34,956	33,220	99,612	90,375
General and administrative	9,641	9,513	27,854	26,986
Restructuring	—	—	7,936	—
Total operating expenses	64,543	63,252	197,237	176,006
Income from operations	58,551	38,484	122,026	92,267
Other income, net	4,481	2,461	15,223	4,173
Income before income taxes	63,032	40,945	137,249	96,440
Provision for income taxes	15,076	7,477	30,285	14,290
Net income	$47,956	$33,468	$106,964	$82,150
Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.26	$0.17	$0.56	$0.43
Diluted	$0.24	$0.16	$0.52	$0.38
Weighted-average shares used in computing net income per share attributable to Class A and Class B common stockholders:
Basic	186,309	192,805	191,302	192,963
Diluted	200,463	212,065	207,265	213,656
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOXIMITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Net income	$47,956	$33,468	$106,964	$82,150
Other comprehensive income (loss)
Change in unrealized gain (loss) on available-for-sale-securities, net of tax benefit (provision) of $(1,454), $(958), $(3,190), and $1,172, respectively	4,275	2,817	9,430	(3,448)
Comprehensive income	$52,231	$36,285	$116,394	$78,702
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOXIMITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended December 31, 2023
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders' Equity
	Shares	Amount
Balance as of September 30, 2023	188,518	$188	$794,804	$(8,928)	$85,403	$871,467
Stock-based compensation	—	—	10,632	—	—	10,632
Exercise of stock options and common stock warrants	793	1	2,540	—	—	2,541
Vesting of restricted stock units	112	—	—	—	—	—
Tax withholding on shares under stock-based compensation awards	—	—	(1,248)	—	—	(1,248)
Repurchase and retirement of common stock, including excise tax	(3,248)	(3)	—	—	(72,356)	(72,359)
Common stock warrant expense	—	—	1,350	—	—	1,350
Other comprehensive income	—	—	—	4,275	—	4,275
Net income	—	—	—	—	47,956	47,956
Balance as of December 31, 2023	186,175	$186	$808,078	$(4,653)	$61,003	$864,614

	Three Months Ended December 31, 2022
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders' Equity
	Shares	Amount
Balance as of September 30, 2022	192,302	$192	$730,582	$(21,559)	$169,749	$878,964
Stock-based compensation	—	—	12,811	—	—	12,811
Exercise of stock options	872	1	1,855	—	—	1,856
Vesting of restricted stock units	78	—	—	—	—	—
Tax withholding on shares under stock-based compensation awards	—	—	(1,092)	—	—	(1,092)
Common stock warrant expense	—	—	1,350	—	—	1,350
Other comprehensive income	—	—	—	2,817	—	2,817
Net income	—	—	—	—	33,468	33,468
Balance as of December 31, 2022	193,252	$193	$745,506	$(18,742)	$203,217	$930,174
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOXIMITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Nine Months Ended December 31, 2023
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders' Equity
	Shares	Amount
Balance as of March 31, 2023	193,941	$194	$762,150	$(14,083)	$217,855	$966,116
Stock-based compensation	—	—	35,939	—	—	35,939
Exercise of stock options and common stock warrants	3,173	3	9,792	—	—	9,795
Vesting of restricted stock units	432	—	—	—	—	—
Tax withholding on shares under stock-based compensation awards	—	—	(5,332)	—	—	(5,332)
Repurchase and retirement of common stock, including excise tax	(11,448)	(11)	—	—	(263,816)	(263,827)
Common stock warrant expense	—	—	4,035	—	—	4,035
Issuance of common stock in connection with the employee stock purchase plan	77	—	1,494	—	—	1,494
Other comprehensive income	—	—	—	9,430	—	9,430
Net income	—	—	—	—	106,964	106,964
Balance as of December 31, 2023	186,175	$186	$808,078	$(4,653)	$61,003	$864,614

	Nine Months Ended December 31, 2022
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders' Equity
	Shares	Amount
Balance as of March 31, 2022	192,398	$192	$702,589	$(15,294)	$191,107	$878,594
Stock-based compensation	—	—	31,433	—	—	31,433
Exercise of stock options and common stock warrants	2,784	3	7,461	—	—	7,464
Vesting of restricted stock units	147	—	—	—	—	—
Tax withholding on shares under stock-based compensation awards	—	—	(2,353)	—	—	(2,353)
Repurchase and retirement of common stock	(2,151)	(2)	—	—	(70,040)	(70,042)
Common stock warrant expense	—	—	4,035	—	—	4,035
Issuance of common stock in connection with the employee stock purchase plan	74	—	2,341	—	—	2,341
Other comprehensive loss	—	—	—	(3,448)	—	(3,448)
Net income	—	—	—	—	82,150	82,150
Balance as of December 31, 2022	193,252	$193	$745,506	$(18,742)	$203,217	$930,174
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOXIMITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended December 31,
	2023	2022
Cash flows from operating activities
Net income	$106,964	$82,150
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,717	7,575
Deferred income taxes	—	9,392
Stock-based compensation, net of amounts capitalized	39,219	34,843
Non-cash lease expense	1,599	1,490
Amortization of premium (accretion of discount) on marketable securities, net	(3,477)	3,144
Loss on sale and redemption of marketable securities	402	1,093
Amortization of deferred contract costs	6,278	6,357
Change in fair value of contingent earn-out consideration liability	768	323
Other	457	474
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	8,509	6,191
Prepaid expenses and other assets	(3,981)	1,924
Deferred contract costs	(6,925)	(6,409)
Accounts payable, accrued expenses and other liabilities	2,366	2,723
Deferred revenue	(38,576)	(18,098)
Operating lease liabilities	(1,168)	(209)
Net cash provided by operating activities	120,152	132,963
Cash flows from investing activities
Cash paid for acquisition	—	(53,500)
Purchases of property and equipment	(147)	(1,680)
Internal-use software development costs	(4,020)	(3,478)
Purchases of marketable securities	(281,338)	(130,257)
Maturities of marketable securities	318,186	35,014
Sales of marketable securities	74,675	107,182
Net cash provided by (used in) investing activities	107,356	(46,719)
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock options and common stock warrants	9,758	7,455
Proceeds from issuance of common stock in connection with the employee stock purchase plan	1,494	2,341
Taxes paid related to net share settlement of equity awards	(5,332)	(2,353)
Repurchase of common stock	(262,976)	(70,042)
Payment of contingent consideration related to a business combination	(5,390)	—
Net cash used in financing activities	(262,446)	(62,599)
Net increase (decrease) in cash and cash equivalents	(34,938)	23,645
Cash and cash equivalents, beginning of period	158,027	112,809
Cash and cash equivalents, end of period	$123,089	$136,454
Supplemental disclosures of cash flow information
Cash paid for taxes, net of refunds	$38,363	$2,504
Non-cash financing and investing activities
Fair value of contingent earn-out consideration included in purchase consideration	$—	$21,134
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$—	$14,759
Excise tax payable on share repurchases	$1,601	$—
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
The accompanying condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s financial position, results of operations, stockholders’ equity, and cash flows. The results of operations for the three and nine months ended December 31, 2023, shown in this report are not necessarily indicative of the results to be expected for the full year ending March 31, 2024.
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
Concentrations of credit risk with respect to accounts receivable are primarily limited to certain customers to which the Company makes substantial sales. No customer represented 10% or more of revenue for the three and nine months ended December 31, 2023 and 2022. The Company’s significant customers that represented 10% or more of accounts receivable, net for the periods presented were as follows:

	Accounts Receivable, Net
	December 31, 2023	March 31, 2023

Customer A	*	18%
Customer B	13%	*
Customer C	12%	*
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
Other than the description listed above, there have been no material changes to the significant accounting policies of the Company during the nine months ended December 31, 2023 as compared to those described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023 and filed with the SEC on May 26, 2023.
Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. This ASU is effective for the Company for its fiscal year beginning April 1, 2024, and for interim periods within the fiscal year beginning April 1, 2025, with early adoption permitted, and requires retrospective application to all prior periods presented in the financial statements. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance annual income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for the Company’s annual periods beginning April 1, 2025, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.
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

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
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

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Revenue Disaggregation
Revenue consisted of the following (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Subscription	$129,489	$107,508	$337,398	$286,556
Other	5,795	7,754	19,967	21,530
Total revenue	$135,284	$115,262	$357,365	$308,086
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
The Company records unbilled revenue when revenue is recognized in amounts for which it is contractually entitled but exceeds the amounts the Company has a right to bill as of the end of the period. The Company records unbilled revenue on the condensed consolidated balance sheets within prepaid expenses and other current assets. The Company’s unbilled revenue balances were $1.6 million and $2.2 million as of December 31, 2023 and March 31, 2023, respectively.
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
Revenue recognized for the three months ended December 31, 2023 and 2022 from amounts included in deferred revenue as of the beginning of the period was $68.1 million and $65.6 million, respectively. Revenue recognized for the nine months ended December 31, 2023 and 2022 from amounts included in deferred revenue as of the beginning of the period was $102.6 million and $81.8 million, respectively.
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
The Company capitalized $4.5 million and $6.9 million of contract acquisition costs for the three and nine months ended December 31, 2023, respectively, and $4.1 million and $6.4 million of contract acquisition costs for the three and nine months ended December 31, 2022, respectively. Amortization of deferred contract costs was $1.6 million and $6.3 million for the three

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
and nine months ended December 31, 2023, respectively, and $1.5 million and $6.4 million for the three and nine months ended December 31, 2022, respectively.
Deferred contract costs are periodically analyzed for impairment. There were no impairment losses relating to deferred contract costs during the three and nine months ended December 31, 2023 and 2022.
4.  Investments
The cost, gross unrealized gains and losses, and fair value of investments are as follows (in thousands):

	As of December 31, 2023
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Commercial paper	$8,431	$—	$(5)	$8,426
Money market funds	67,637	—	—	67,637
Total cash equivalents	76,068	—	(5)	76,063
Marketable securities:
Asset-backed securities	4,528	—	(8)	4,520
Certificates of deposit	11,683	1	(2)	11,682
Commercial paper	56,939	5	(14)	56,930
Corporate notes and bonds	144,124	328	(70)	144,382
Sovereign bonds	7,748	—	(161)	7,587
U.S. government and agency securities	368,357	146	(6,455)	362,048
Total marketable securities	593,379	480	(6,710)	587,149
Total cash equivalents and marketable securities	$669,447	$480	$(6,715)	$663,212
As of December 31, 2023, the contractual maturities of the Company’s available-for-sale debt securities were as follows (in thousands):

Fair Value
Due within one year	$541,881
Due in one to two years	49,174
Asset-backed securities	4,520
Total	$595,575
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
As of December 31, 2023 and March 31, 2023, the Company has recognized accrued interest of $2.9 million and $2.8 million, respectively, which is included in prepaid expenses and other current assets in the condensed consolidated balance sheets.
The unrealized losses associated with the Company’s debt securities were $6.7 million and $18.9 million as of December 31, 2023 and March 31, 2023, respectively. As the Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or until the cost basis is recovered, the Company did not recognize any impairment on these securities as of December 31, 2023 or March 31, 2023. The Company did not recognize any credit losses related to the Company’s debt securities as of December 31, 2023 or March 31, 2023. The fair value related to the debt securities with unrealized losses for which no credit losses were recognized was $415.1 million and $653.4 million as of December 31, 2023 and March 31, 2023, respectively.
The following tables summarize the gross unrealized losses and fair values of investments in an unrealized loss position, aggregated by security type and length of time that the individual securities have been in a continuous unrealized loss position (in thousands):

	As of December 31, 2023
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Asset-backed securities	$3,993	$(7)	$527	$(1)	$4,520	$(8)
Certificates of deposit	10,737	(2)	—	—	10,737	(2)
Commercial paper	45,188	(19)	—	—	45,188	(19)
Corporate notes and bonds	38,022	(22)	5,974	(48)	43,996	(70)
Sovereign bonds	—	—	7,587	(161)	7,587	(161)
U.S. government and agency securities	8,571	(4)	294,536	(6,451)	303,107	(6,455)
Total	$106,511	$(54)	$308,624	$(6,661)	$415,135	$(6,715)

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

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following tables present the fair value hierarchy for the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	$—	$8,426	$—	$8,426
Money market funds	67,637	—	—	67,637
Total cash equivalents	67,637	8,426	—	76,063
Marketable securities:
Asset-backed securities	—	4,520	—	4,520
Certificates of deposit	—	11,682	—	11,682
Commercial paper	—	56,930	—	56,930
Corporate notes and bonds	—	144,382	—	144,382
Sovereign bonds	—	7,587	—	7,587
U.S. government and agency securities	347,613	14,435	—	362,048
Total marketable securities	347,613	239,536	—	587,149
Total cash equivalents and marketable securities	$415,250	$247,962	$—	$663,212

Liabilities:
Contingent earn-out consideration liability	$—	$—	$16,630	$16,630
Total contingent earn-out consideration liability	$—	$—	$16,630	$16,630

	As of March 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$126,275	$—	$—	$126,275
Total cash equivalents	126,275	—	—	126,275
Marketable securities:
Asset-backed securities	—	7,200	—	7,200
Certificates of deposit	—	27,300	—	27,300
Commercial paper	—	78,489	—	78,489
Corporate notes and bonds	—	118,512	—	118,512
Sovereign bonds	—	7,384	—	7,384
U.S. government and agency securities	439,748	4,339	—	444,087
Total marketable securities	439,748	243,224	—	682,972
Total cash equivalents and marketable securities	$566,023	$243,224	$—	$809,247

Liabilities:
Contingent earn-out consideration liability	$—	$—	$21,862	$21,862
Total contingent earn-out consideration liability	$—	$—	$21,862	$21,862
During the nine months ended December 31, 2023 and 2022, the Company had no transfers between levels of the fair value hierarchy.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Contingent Earn-out Consideration Liability
The following table summarizes the changes in the contingent earn-out consideration liability (in thousands):

	Nine Months Ended December 31,
	2023	2022
Beginning fair value	$21,862	$—
Additions in the period	—	21,134
Change in fair value	768	323
Payments	(6,000)	—
Ending fair value	$16,630	$21,457
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
See Note 8—Business Combinations for additional discussion regarding the AMiON acquisition.
6.  Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31, 2023	March 31, 2023
Furniture and equipment	$2,833	$2,816
Computers and software	745	745
Leasehold improvements	993	888
Internal-use software development costs	24,866	20,405
Total property and equipment	29,437	24,854
Less: accumulated depreciation and amortization	(17,598)	(13,575)
Total property and equipment, net	$11,839	$11,279
Depreciation and amortization expense on property and equipment for the three and nine months ended December 31, 2023 was $1.4 million and $4.2 million, respectively. Included in these amounts was amortization expense for internal-use software development costs of $1.3 million and $3.7 million for the three and nine months ended December 31, 2023, respectively. Depreciation and amortization expense on property and equipment for the three and nine months ended December 31, 2022 was $1.4 million and $4.0 million, respectively. Included in these amounts was amortization expense for internal-use software development costs of $1.2 million and $3.5 million for the three and nine months ended December 31, 2022, respectively. The amortization of the internal-use software development costs is included in cost of revenue in the condensed consolidated statements of operations.
During the three and nine months ended December 31, 2023, the Company capitalized $1.5 million and $4.8 million, respectively, and during the three and nine months ended December 31, 2022, capitalized $1.2 million and $4.1 million, respectively, of internal-use software development costs, which are included in property and equipment, net in the condensed consolidated balance sheets.
No impairment was recognized on property and equipment during the three and nine months ended December 31, 2023 and 2022.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
7.  Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2023	March 31, 2023
Accrued commissions	$8,731	$5,733
Accrued payroll, bonus, and related expenses	8,086	8,739
Employee contributions under employee stock purchase plan	1,549	589
Rebate liabilities	2,631	3,348
Sales and other tax liabilities	2,866	1,504
Current portion of contingent earn-out consideration liability	5,843	5,920
Restructuring liability	113	—
Share repurchase liability	—	748
Other	4,260	4,664
Total accrued expenses and other current liabilities	$34,079	$31,245
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
Under the definitive agreement for the AMiON acquisition, the Company will pay contingent earn-out consideration of up to $24.0 million, of which $4.0 million is a minimum guarantee and the remaining $20.0 million is subject to the achievement of certain operational performance metrics over the next four years. The contingent earn-out consideration is payable in cash in annual installments over the next four years. The contingent earn-out consideration is classified as a liability, the short-term portion of which is included in accrued expenses and other current liabilities and the long-term portion is in contingent earn-out consideration liability, non-current in the condensed consolidated balance sheets. During the nine months ended December 31, 2023, $6.0 million of the contingent earn-out consideration was settled. See Note 5—Fair Value Measurements for additional information regarding the valuation of the contingent earn-out consideration liability.
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
9.  Intangible Assets and Goodwill
Intangible Assets
Intangible assets, net consisted of the following (in thousands):

	December 31, 2023	March 31, 2023
Customer relationships	$37,069	$37,069
Other intangibles	1,531	1,531
Total intangible assets	38,600	38,600
Less: accumulated amortization	(10,221)	(6,764)
Total intangible assets, net	$28,379	$31,836
Amortization expense for intangible assets was $1.1 million and $3.5 million for the three and nine months ended December 31, 2023, respectively. Amortization expense for intangible assets was $1.2 million and $3.6 million for the three and nine months ended December 31, 2022, respectively.
No impairment charges on intangible assets were recorded during the three and nine months ended December 31, 2023 and 2022.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
As of December 31, 2023, future amortization expense is as follows (in thousands):

Year Ending March 31,	Amount
Remainder of 2024	$1,062
2025	4,245
2026	4,012
2027	4,010
2028	4,010
2029	4,010
Thereafter	7,030
Total future amortization expense	$28,379
Goodwill
As of December 31, 2023 and March 31, 2023, the Company’s goodwill balance was $67.9 million. No impairment charges on goodwill were recorded during the three and nine months ended December 31, 2023 and 2022.
10.  Equity
Preferred Stock
In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 100,000,000 shares of undesignated preferred stock with a par value of $0.001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors. As of December 31, 2023 and March 31, 2023, there were no shares of preferred stock issued and outstanding.
Common Stock and Creation of Dual-Class Structure
The Company has two classes of common stock authorized: Class A common stock and Class B common stock, and are collectively referred to as common stock throughout the notes to the condensed consolidated financial statements, unless otherwise noted. On June 8, 2021, the Company’s board of directors and stockholders approved an amendment to the Company’s amended and restated certificate of incorporation which authorized 1,000,000,000 shares of Class A common stock with par value of $0.001 and one vote per share, and 500,000,000 shares of Class B common stock with par value of $0.001 and ten votes per share. The holders of common stock are entitled to receive dividends, as may be declared by the board of directors. Each of the Company’s 85,523,836 shares of then-existing common stock outstanding was reclassified into Class B common stock. Each outstanding share of Class B common stock may be converted at any time at the option of the holder into one share of Class A common stock. As of December 31, 2023, there were 121,773,095 shares of Class A common stock, and 64,402,282 shares of Class B common stock outstanding.
Stock Repurchase Program
On May 12, 2022, the Company’s board of directors authorized a program to repurchase up to $70 million of the Company’s Class A common stock. As of September 30, 2022, the Company repurchased and retired 2,150,982 shares of Class A common stock for an aggregate purchase price of $70 million, thereby completing this share repurchase program.
On October 28, 2022, the Company’s board of directors authorized an additional program to repurchase up to $70 million of the Company’s Class A common stock over a period of 12 months. In addition, on June 1, 2023, the Company’s board of directors authorized a program to repurchase up to $200 million of the Company’s Class A common stock over a period of 24 months. As of October 2023, the Company repurchased and retired 11,639,553 shares of Class A common stock for an aggregate purchase price of $270.0 million under these repurchase programs, thereby completing these share repurchase programs.
On October 26, 2023, the Company’s board of directors authorized a program to repurchase up to $70 million of the Company’s Class A common stock over a period of 12 months. The repurchases are subject to general business and market conditions and other investment opportunities and may be executed through open market purchases or privately negotiated

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
transactions, including through Rule 10b5-1 plans. Immediately upon the repurchase of any shares of Class A common stock, such shares shall be retired by the Company and shall automatically return to the status of authorized but unissued shares of Class A common stock. As of December 31, 2023, the Company repurchased and retired 331,960 shares of Class A common stock for an aggregate purchase price of $8.0 million. As of December 31, 2023, $62.0 million remained available and authorized for repurchase.
Effective January 1, 2023, the Company’s share repurchases in excess of allowable share issuances are subject to a 1% excise tax as a result of the Inflation Reduction Act of 2022. During the nine months ended December 31, 2023, the Company incurred excise taxes of $1.6 million, all of which remained unpaid as of December 31, 2023.
Common Stock Warrants
In March 2017, the Company issued a warrant to purchase 250,000 shares of common stock at an exercise price of $0.72 per share in connection with a contract signed between the Company and U.S. News & World Report, L.P., or U.S. News. The warrant expires 10 years from the date of grant. 125,000 shares with an intrinsic value of $4.0 million were exercised under the warrant during the nine months ended December 31, 2022, while the remaining 125,000 shares with an intrinsic value of $2.7 million were exercised during the nine months ended December 31, 2023.
In October 2021, the Company issued a warrant to U.S. News (the “U.S. News Warrant”) to purchase 516,000 shares of Class A common stock with an exercise price of $12.56 per share in connection with the execution of a commercial agreement with U.S. News. The U.S. News Warrant expires 10 years from the date of grant. The first tranche of the U.S. News Warrant vested on May 1, 2022 and the remainder will vest on a monthly basis over approximately 6 years. The grant-date fair value of the U.S. News Warrant was $34.7 million, which was determined using the Black-Scholes option-pricing model on the date of grant using the following assumptions: fair value of common stock of $76.50, volatility of 46.9%, risk-free interest rate of 1.61%, contractual term of 10 years, and an expected dividend of 0%. The fair value of the warrant is recognized as expense in cost of revenue in the condensed consolidated statements of operations on a straight-line basis over its vesting term of 6.48 years. During the nine months ended December 31, 2023 and 2022, $4.0 million and $4.0 million was recognized as stock-based compensation expense relating to the U.S. News Warrant, respectively. As of December 31, 2023, unamortized stock-based compensation expense, net of estimated forfeitures, related to the unvested warrants was $22.8 million, which is expected to be recognized over the remaining vesting period of 4.25 years.
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
The Company granted stock options under the terms of the Plans and outside of the Plans, as approved by the board of directors. During fiscal 2018, the Company granted 4,682,582 options outside of the Plans, of which 2,044,582 options were exercised and 2,638,000 were outstanding as of December 31, 2023.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The Company has shares of common stock reserved for issuance as follows (in thousands):

December 31, 2023
Common stock warrants	516
2010 Plan
Options outstanding	15,893
2021 Plan
Awards outstanding	2,060
Shares available for future grant	41,302
2021 ESPP	8,104
Options outstanding outside the plans	2,638
Total	70,513
Stock Options
Stock options granted generally vest over four years with service-based, performance-based, and/or market-based conditions and expire ten years from the date of grant.
Stock option activities within the Plans as well as outside of the Plans were as follows:

	Number of Shares (in thousands)	Weighted-Average Exercise Price	Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance, March 31, 2023	22,407	$4.39	6.56	$627,187
Options exercised	(3,048)	3.18
Options forfeited or expired	(828)	5.37
Balance, December 31, 2023	18,531	4.54	5.93	435,409
Vested and exercisable as of December 31, 2023	12,027	3.08	5.34	300,244
Vested and expected to vest as of December 31, 2023	18,069	4.47	5.90	425,819
The aggregate intrinsic value of options exercised during the nine months ended December 31, 2023 and 2022 was $74.7 million and $85.3 million, respectively.
As of December 31, 2023, unamortized stock-based compensation expense, net of estimated forfeitures, related to unvested stock options was $24.3 million, which is expected to be recognized over a weighted-average period of 2.66 years.
The Company has not granted any stock options since the first quarter of fiscal 2022.
Restricted Stock Units (“RSUs”)
RSUs granted by the Company generally vest over four years based on continued service.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes RSU activity (in thousands, except per share information):

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance, March 31, 2023	1,951	$40.08
Granted	863	29.41
Vested	(553)	37.96
Forfeited	(426)	42.48
Unvested balance, December 31, 2023	1,835	34.95
The total fair value of RSUs vested during the nine months ended December 31, 2023 and 2022 was $15.4 million and $7.0 million, respectively.
As of December 31, 2023, total unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested RSUs was $50.5 million, which is expected to be recognized over a weighted-average period of 2.78 years.
Performance-Based Restricted Stock Units (“PSUs”)
The PSUs have service-based and performance-based vesting conditions that are satisfied upon meeting certain financial performance targets.
The following table summarizes PSU activity (in thousands, except per share information):

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance, March 31, 2023	206	$34.68
Granted	165	33.25
Vested	(78)	36.96
Forfeited	(68)	34.30
Unvested balance, December 31, 2023	225	32.94
The total fair value of PSUs vested during the nine months ended December 31, 2023 and 2022 was $1.8 million and $0.4 million, respectively.
As of December 31, 2023, unamortized stock-based compensation expense, net of estimated forfeitures, related to unvested PSUs that are probable of vesting was $1.0 million, and is expected to be recognized over a weighted-average period of 1.27 years.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Cost of revenue	$2,466	$2,695	$7,205	$7,209
Research and development	3,080	4,002	8,874	9,416
Sales and marketing	4,060	4,856	12,752	11,912
General and administrative	2,165	2,431	6,742	6,306
Restructuring	—	—	3,646	—
Total stock-based compensation expense	$11,771	$13,984	$39,219	$34,843
11.  Net Income Per Share Attributable to Common Stockholders
The following table presents the reconciliation of the numerator and denominator for calculating basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Numerator
Net income	$47,956	$33,468	$106,964	$82,150
Denominator
Weighted-average shares used in computing net income per share attributable to Class A and Class B common stockholders, basic	186,309	192,805	191,302	192,963
Dilutive effect of stock options	14,065	19,118	15,737	20,491
Dilutive effect of common stock warrants	43	122	96	144
Dilutive effect of other share-based awards	46	20	130	58
Weighted-average shares used in computing net income per share attributable to Class A and Class B common stockholders, diluted	200,463	212,065	207,265	213,656
Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.26	$0.17	$0.56	$0.43
Diluted	$0.24	$0.16	$0.52	$0.38
The dilutive effect of stock options, common stock warrants, RSUs, PSUs, and the ESPP is reflected in diluted earnings per share using the treasury stock method.
Certain potentially dilutive securities have been excluded from the calculation of diluted net income per share during the applicable periods because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Other share-based awards	1,583	1,291	1,268	491
Common stock warrants	516	516	516	516
Total	2,099	1,807	1,784	1,007
12.  Restructuring

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
In August 2023, the Company announced a restructuring plan (the “Restructuring Plan”) intended to simplify the Company’s operations and better align the Company’s resources with its priorities. The Restructuring Plan included a reduction of the Company’s workforce by approximately 10%. The actions associated with the workforce reduction under the Restructuring Plan were substantially completed as of December 31, 2023. The Company incurred $7.9 million in restructuring expense in the second quarter of fiscal 2024 in connection with the workforce reduction under the Restructuring Plan, consisting of $4.3 million of severance payments and employee benefits and $3.6 million of stock-based compensation expense for the accelerated vesting of equity awards.
The following table summarizes the activities related to the Restructuring Plan as of December 31, 2023 (in thousands):

Workforce Reduction
Liability as of July 1, 2023	$—
Charges	4,258
Payments	(4,145)
Liability as of December 31, 2023	$113
The liability as of December 31, 2023 for restructuring charges is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.
13.  Commitments and Contingencies
Minimum Guarantees
On October 8, 2021, the Company signed an amended agreement to revise and extend the existing partnership with U.S. News for six years. This agreement can be terminated after three years by either party. Under this amended agreement, the Company pays U.S. News a portion of the revenue generated with the end customers, subject to annual minimum guarantees. As of December 31, 2023, the remaining annual minimum guarantees ranged from $3.6 million to $6.2 million. The total minimum guarantee for the remaining noncancelable period of one year was $3.6 million, which is expected to be paid within one year.
Other Contractual Commitments
Other contractual commitments relate mainly to third-party cloud infrastructure agreements and subscription agreements used to facilitate the Company’s operations.
The Company has a web hosting arrangement for 3 years ending December 31, 2024, with an annual commitment of $5.2 million. As of December 31, 2023, the total remaining commitment was $5.2 million, which was paid in January 2024.
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

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Legal Matters
From time to time, the Company has become involved in claims and other legal matters arising in the ordinary course of business. The Company investigates these claims as they arise. Although claims are inherently unpredictable, the Company is currently not aware of any matters that, if determined adversely to the Company, would individually or taken together have a material effect on its results of operations, financial position, or cash flows. No material loss contingencies were recorded for the three and nine months ended December 31, 2023 and 2022.
14.  Leases
The Company has non-cancelable operating leases for the rental of office space with various expiration dates through 2030.
The components of lease expense were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Operating lease cost	$678	$701	$2,080	$1,891
Variable lease cost	16	15	81	187
Total lease cost	$694	$716	$2,161	$2,078
Supplemental cash flow information related to leases was as follows (in thousands):

	Nine Months Ended December 31,
	2023	2022
Cash paid for amounts included in measurement of lease liabilities—Operating cash flows	$1,648	$551
Supplemental balance sheet information related to leases was as follows:

	December 31, 2023	March 31, 2023
Weighted-average remaining lease term (in years)	6.32	7.06
Weighted-average discount rate	4.18%	4.18%
Maturities of operating lease liabilities as of December 31, 2023 were as follows (in thousands):

Remainder of 2024	$666
2025	2,717
2026	2,687
2027	2,497
2028	2,605
Thereafter	6,052
Total future lease payments	$17,224
Less: imputed interest	(2,168)
Present value of lease liabilities	$15,056

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
15.  Other Income, net
Other income, net consisted of the following (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Interest income	$4,796	$3,079	$15,636	$5,348
Realized loss on sale and redemption of marketable securities	(260)	(593)	(402)	(1,056)
Other expense	(55)	(25)	(11)	(119)
Other income, net	$4,481	$2,461	$15,223	$4,173
16.  Income Taxes
The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any.
The Company’s effective tax rates for the three and nine months ended December 31, 2023 were 23.9% and 22.1%, respectively, and for three and nine months ended December 31, 2022 were 18.3% and 14.8%, respectively. The Company's effective tax rate differs from the U.S. federal statutory rate, primarily due to state income taxes, stock-based compensation related tax benefits, which are subject to limitations for certain executive officers under IRC section 162(m), and federal and state research and development tax credits. The Company’s effective tax rate is based on forecasted annual income before income taxes which may fluctuate through the rest of the year.
The Company is only subject to income taxes in the United States. Significant judgment is required in evaluating the Company’s uncertain tax positions and determining the provision for income taxes. As of December 31, 2023 and March 31, 2023, the Company had unrecognized tax benefits (“UTBs”) of $9.1 million and $7.9 million, respectively, which are primarily included in income taxes payable, non-current in our consolidated balance sheets. If realized, $6.8 million would impact the effective tax rate while the remainder would reduce deferred tax assets subject to a full valuation allowance. The Company does not expect any material changes to its UTBs within the next 12 months.
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
Substantially all of the Company’s long-lived assets were based in the United States as of December 31, 2023 and March 31, 2023. No country outside of the United States accounted for more than 10% of total revenue for the three and nine months ended December 31, 2023 and 2022. Substantially all of the Company’s revenue was derived in the United States for the three and nine months ended December 31, 2023 and 2022.

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
Our business model has delivered high revenue growth at scale with profitability. For the three months ended December 31, 2023 and 2022, we recognized revenue of $135.3 million and $115.3 million, respectively, representing a year-over-year growth rate of 17%. For the nine months ended December 31, 2023 and 2022, we recognized revenue of $357.4 million and $308.1 million, respectively, representing a year-over-year growth rate of 16%. For the three months ended December 31, 2023 and 2022, our net income was $48.0 million and $33.5 million and our adjusted EBITDA was $73.3 million and $55.5 million, respectively. For the nine months ended December 31, 2023 and 2022, our net income was $107.0 million and $82.2 million and our adjusted EBITDA was $174.0 million and $135.0 million, respectively. We have accomplished this while focusing on our core mission to help every physician be more productive and provide better care for their patients.

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
The number of customers with at least $100,000 of revenue has grown steadily in recent years as we have engaged new customers and expanded within existing ones. This cohort of customers accounted for approximately 89% of our revenue for the TTM ended December 31, 2023.

	December 31,
	2023	2022
Number of customers with at least $100,000 of revenue	289	282
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

	December 31,
	2023	2022
Net revenue retention rate	115%	119%

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

The following table presents a reconciliation of net income to adjusted EBITDA, adjusted EBITDA margin, and net income margin (in thousands, except percentages):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Net income	$47,956	$33,468	$106,964	$82,150
Adjusted to exclude the following:
Acquisition and other related expenses	—	—	—	30
Stock-based compensation	11,771	13,984	35,573	34,843
Depreciation and amortization	2,509	2,616	7,717	7,575
Provision for income taxes	15,076	7,477	30,285	14,290
Restructuring expense	—	—	7,936	—
Change in fair value of contingent earn-out consideration liability	452	417	768	323
Other income, net	(4,481)	(2,461)	(15,223)	(4,173)
Adjusted EBITDA	$73,283	$55,501	$174,020	$135,038

Revenue	$135,284	$115,262	$357,365	$308,086
Net income margin	35%	29%	30%	27%
Adjusted EBITDA margin	54%	48%	49%	44%
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
The following table presents a reconciliation of our free cash flow to the most comparable GAAP measure, net cash provided by operating activities, for each of the periods indicated (in thousands):

	Nine Months Ended December 31,
	2023	2022
Net cash provided by operating activities	$120,152	$132,963
Purchases of property and equipment	(147)	(1,680)
Internal-use software development costs	(4,020)	(3,478)
Free cash flow	$115,985	$127,805
Other cash flow components:
Net cash provided by (used in) investing activities	$107,356	$(46,719)
Net cash used in financing activities	$(262,446)	$(62,599)

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
We also generate revenue from temporary and permanent medical recruiting services which we charge on an hourly-fee, and retainer and placement-fee basis, respectively. Revenue for temporary placement services is recognized net of third-party contractor fees. For the three and nine months ended December 31, 2023 and 2022, the revenue from temporary and permanent medical recruiting services was not significant to our total revenue.
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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
	(in thousands)
Revenue	$135,284	$115,262	$357,365	$308,086
Cost of revenue(1)	12,190	13,526	38,102	39,813
Gross profit	123,094	101,736	319,263	268,273
Operating expenses:
Research and development(1)	19,946	20,519	61,835	58,645
Sales and marketing(1)	34,956	33,220	99,612	90,375
General and administrative(1)	9,641	9,513	27,854	26,986
Restructuring(1)	—	—	7,936	—
Total operating expenses	64,543	63,252	197,237	176,006
Income from operations	58,551	38,484	122,026	92,267
Other income, net	4,481	2,461	15,223	4,173
Income before income taxes	63,032	40,945	137,249	96,440
Provision for income taxes	15,076	7,477	30,285	14,290
Net income	$47,956	$33,468	$106,964	$82,150
_______________
(1)Costs and expenses include stock-based compensation expense as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
	(in thousands)
Cost of revenue	$2,466	$2,695	$7,205	$7,209
Research and development	3,080	4,002	8,874	9,416
Sales and marketing	4,060	4,856	12,752	11,912
General and administrative	2,165	2,431	6,742	6,306
Restructuring	—	—	3,646	—
Total stock-based compensation expense	$11,771	$13,984	$39,219	$34,843

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
	(percentages of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	9	12	11	13
Gross profit	91	88	89	87
Operating expenses:
Research and development	15	18	17	19
Sales and marketing	26	29	28	29
General and administrative	7	8	8	9
Restructuring	—	—	2	—
Total operating expenses	48	55	55	57
Income from operations	43	33	34	30
Other income, net	3	2	4	2
Income before income taxes	46	35	38	32
Provision for income taxes	11	6	8	5
Net income	35%	29%	30%	27%

Comparison of the three and nine months ended December 31, 2023 and 2022.
Revenue

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands, except percentages)
Revenue	$135,284	$115,262	$20,022	17%	$357,365	$308,086	$49,279	16%
Revenue for the three months ended December 31, 2023 increased $20.0 million as compared to the same period in 2022. The increase was primarily driven by a $22.0 million increase in subscription revenue. Of the increase in subscription revenue, $6.0 million was driven by the addition of new subscription customers1 and $16.0 million was due to the expansion of existing customers. The expansion of existing customers was primarily driven by average revenue per existing Marketing Solutions customers increasing by 26% as a result of adding new and growing existing brands and service lines. Approximately 96% of our revenue for the three months ended December 31, 2023 was derived from subscription customers. The remaining change in revenue was driven by medical recruiting services.
Revenue for the nine months ended December 31, 2023 increased $49.3 million as compared to the same period in 2022. The increase was primarily driven by a $50.8 million increase in subscription revenue. Of the increase in subscription revenue, $12.5 million was driven by the addition of new subscription customers1 and $38.3 million was due to the expansion of existing customers. The expansion of existing customers was primarily driven by average revenue per existing Marketing Solutions customers increasing by 21% as a result of adding new and growing existing brands and service lines. Approximately 94% of our revenue for the nine months ended December 31, 2023 was derived from subscription customers. The remaining change in revenue was driven by medical recruiting services.
Cost of revenue, gross profit and gross margin

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands, except percentages)
Cost of revenue	$12,190	$13,526	$(1,336)	(10)%	$38,102	$39,813	$(1,711)	(4)%
Gross profit	$123,094	$101,736	$21,358	21%	$319,263	$268,273	$50,990	19%
Gross margin	91%	88%			89%	87%
Cost of revenue for the three months ended December 31, 2023 decreased $1.3 million as compared to the same period in 2022, primarily due to a decrease in personnel-related costs as a result of a reduction in average headcount due to the Company’s restructuring plan executed in August 2023, offset by merit increases.
Cost of revenue for the nine months ended December 31, 2023 decreased $1.7 million as compared to the same period in 2022, primarily due to a decrease in personnel-related costs as a result of a reduction in average headcount due to the Company’s restructuring plan executed in August 2023, offset by merit increases, and a decrease in other third-party expenses.
The gross margin for the three and nine months ended December 31, 2023 increased due to the growth in our revenue as well as lower costs of revenue as a result of the Company’s restructuring plan executed in August 2023.
Operating Expenses
Research and development

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands, except percentages)
Research and development	$19,946	$20,519	$(573)	(3)%	$61,835	$58,645	$3,190	5%
1 We define new subscription customers as revenue-generating subscription customers in the current fiscal period who did not contribute any revenue for the same period in the prior fiscal year.

Research and development expense for the three months ended December 31, 2023 was materially consistent with 2022 due to personnel costs remaining relatively flat as a result of the Company’s restructuring plan executed in August 2023.
Research and development expense for the nine months ended December 31, 2023 increased $3.2 million as compared to the same period in 2022. The increase was primarily driven by a $2.1 million increase in personnel-related costs as a result of merit increases offset by reduction in average headcount due to the Company’s restructuring plan executed in August 2023.
Sales and marketing

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands, except percentages)
Sales and marketing	$34,956	$33,220	$1,736	5%	$99,612	$90,375	$9,237	10%
Sales and marketing expense for the three months ended December 31, 2023 increased $1.7 million as compared to the same period in 2022. The increase was primarily driven by a $1.1 million increase in marketing expense, offset by a $0.6 million decrease in employee compensation costs as a result of a reduction in average headcount due to the Company’s restructuring plan executed in August 2023, offset by merit increases.
Sales and marketing expense for the nine months ended December 31, 2023 increased $9.2 million as compared to the same period in 2022. The increase was primarily driven by a $3.5 million increase in employee compensation costs due to merit increases, partially offset by a decrease in average headcount as a result of the Company’s restructuring plan executed in August 2023. There was also a $2.7 million increase in marketing expense, a $0.7 million increase in third-party software costs, and a $0.4 million increase as a result of fair value changes on the earn-out consideration liability.
General and administrative

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands, except percentages)
General and administrative	$9,641	$9,513	$128	1%	$27,854	$26,986	$868	3%
General and administrative expense for the three and nine months ended December 31, 2023 remained materially consistent as compared to the same period in 2022.

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands, except percentages)
Restructuring	$—	$—	$—	NM	$7,936	$—	$7,936	NM
In August 2023, the Company initiated a restructuring plan to better align the Company’s resources with its priorities, and reduced its workforce by 10%. The $7.9 million in restructuring charges incurred during the nine months ended December 31, 2023 consisted of $4.3 million of severance payments and employee benefits and $3.6 million of stock-based compensation expense for the accelerated vesting of equity awards.
Other income, net

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands, except percentages)
Other income, net	$4,481	$2,461	$2,020	82%	$15,223	$4,173	$11,050	265%
Other income, net for the three and nine months ended December 31, 2023 increased $2.0 million and $11.1 million, respectively, as compared to the same period in 2022, primarily driven by increases in interest income due to higher yields earned on our cash equivalents and marketable securities portfolio and a higher average portfolio balance.

Provision for income taxes

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands, except percentages)
Provision for income taxes	$15,076	$7,477	$7,599	102%	$30,285	$14,290	$15,995	112%
Income tax expense increased for the three and nine months ended December 31, 2023 by $7.6 million and $16.0 million, respectively, as compared to the same period in 2022, primarily driven by higher income before taxes and decreased tax deductions from stock award activities.
Liquidity and Capital Resources
Since inception, we have financed operations primarily through proceeds received from sales of equity securities and payments received from our customers. As of December 31, 2023, our principal sources of liquidity were cash and cash equivalents and marketable securities of $710.2 million. Our marketable securities consist of U.S. government and agency securities, corporate notes and bonds, commercial paper, certificates of deposit, asset-backed securities, and sovereign bonds.
On May 12, 2022, the Company’s board of directors authorized a program to repurchase up to $70 million of the Company’s Class A common stock. As of September 30, 2022, the Company repurchased and retired 2,150,982 shares of Class A common stock for an aggregate purchase price of $70 million, thereby completing this share repurchase program.
On October 28, 2022, the Company’s board of directors authorized an additional program to repurchase up to $70 million of the Company’s Class A common stock over a period of 12 months. In addition, on June 1, 2023, the Company’s board of directors authorized a program to repurchase up to $200 million of the Company’s Class A common stock over a period of 24 months. As of October 2023, the Company repurchased and retired 11,639,553 shares of Class A common stock for an aggregate purchase price of $270.0 million under these repurchase programs, thereby completing these share repurchase programs.
On October 26, 2023, the Company’s board of directors authorized a program to repurchase up to $70 million of the Company’s Class A common stock over a period of 12 months. The repurchases are subject to general business and market conditions and other investment opportunities and may be executed through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. Immediately upon the repurchase of any shares of Class A common stock, such shares shall be retired by the Company and shall automatically return to the status of authorized but unissued shares of Class A common stock. As of December 31, 2023, the Company repurchased and retired 331,960 shares of Class A common stock for an aggregate purchase price of $8.0 million. As of December 31, 2023, $62.0 million remained available and authorized for repurchase.
Effective January 1, 2023, the Company’s share repurchases in excess of allowable share issuances are subject to a 1% excise tax as a result of the Inflation Reduction Act of 2022. During the nine months ended December 31, 2023, the Company incurred excise taxes of $1.6 million, all of which remained unpaid as of December 31, 2023.
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

Cash Flows

	Nine Months Ended December 31,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$120,152	$132,963
Net cash provided by (used in) investing activities	$107,356	$(46,719)
Net cash used in financing activities	$(262,446)	$(62,599)
Net cash provided by operating activities
Cash provided by operating activities was $120.2 million for the nine months ended December 31, 2023. This consisted of net income of $107.0 million, adjusted for non-cash items of $53.0 million and a net outflow from operating assets and liabilities of $39.8 million. Non-cash items primarily consisted of stock-based compensation expense of $39.2 million, depreciation and amortization expense of $7.7 million, amortization of deferred contract costs of $6.3 million, non-cash lease expense of $1.6 million, partially offset by the accretion of discount on marketable securities of $3.5 million. The net outflow from operating assets and liabilities was driven by a $38.6 million decrease in deferred revenue due to the timing of customer billings and program launches, a $6.9 million increase in deferred contract costs, a $4.0 million increase in prepaid expenses and other assets primarily due to prepayment of income taxes, a $1.2 million decrease in operating lease liabilities. These outflows were partially offset by a $8.5 million decrease in accounts receivable due to the timing of billings and collections and a $2.4 million increase in accounts payable, accrued expenses, and other liabilities which was primarily due to the timing of commission payments. During the nine months ended December 31, 2023 and 2022, the Company made $38.4 million and $2.5 million, respectively, in payments for taxes. The increase in cash paid for income taxes was partially related to the Tax Cuts and Jobs Act of 2017, which eliminated the option to deduct research and development expenditures and required taxpayers to capitalize and amortize them over five or fifteen years. Although Congress is considering legislation that would defer the amortization requirement to later years, we have no assurance that the provision will be so deferred, repealed or otherwise modified. If the requirement is not modified, our cash flows from operating activities are expected to be reduced by approximately $12.2 million in the fiscal year ended March 31, 2024. The requirement may also reduce our cash flows from operating activities in future periods, the amounts and specific periods of which we are unable to estimate at this time.
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

Net cash provided by (used in) investing activities
Cash provided by investing activities was $107.4 million for the nine months ended December 31, 2023, which primarily consisted of proceeds from the maturities of marketable securities of $318.2 million and proceeds from the sale of marketable securities of $74.7 million. These inflows were partially offset by $281.3 million of marketable securities purchases and $4.0 million for internal-use software development costs.
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
Net cash used in financing activities
Cash used in financing activities was $262.4 million for the nine months ended December 31, 2023, which primarily consisted of common stock repurchases of $263.0 million, $5.4 million of payments for contingent consideration related to the AMiON acquisition, and $5.3 million of taxes paid related to the net share settlement of equity awards. These payments were partially offset by $9.8 million of proceeds from the exercise of stock options and warrants and $1.5 million of proceeds from the issuance of common stock related to the employee stock purchase plan.
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
There have been no material changes to our critical accounting policies and estimates during the three and nine months ended December 31, 2023 as compared to those described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023 and filed with the SEC on May 26, 2023.
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
Interest Rate Risk
Our cash and cash equivalents and marketable securities primarily consist of cash on hand and highly liquid investments in money market funds, corporate notes and bonds, asset-backed securities, commercial paper, certificates of deposit, U.S. government and agency securities, and sovereign bonds. As of December 31, 2023, we had cash and cash equivalents of $123.1 million and marketable securities of $587.1 million. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair value of our investments. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates.
A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $2.9 million and $5.0 million, respectively, in the market value of our cash equivalents and marketable securities as of December 31, 2023 and March 31, 2023. Fluctuations in the value of our investments caused by a change in interest rates are recorded in other comprehensive income and are realized in net income only if we sell the underlying securities.
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
The following sets forth information regarding all securities sold during the three months ended December 31, 2023 that were not registered under the Securities Act.
Non-Plan Exercises
During the three months ended December 31, 2023, the Company issued 16,665 shares of Class B common stock upon the exercise of options outside of the Plan, at an exercise price of $0.97 per share and an aggregate consideration of approximately $16,165.
Common Stock Warrant Exercises
On November 3, 2023, the Company issued 125,000 shares of Class A common stock upon the exercise of the warrant issued to U.S. News & World Report, L.P. in March 2017, at an exercise price of $0.72 per share and aggregate consideration of $90,000.
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
Share Repurchases
The following table presents information with respect to the repurchases of our Class A common stock during the three months ended December 31, 2023:

Period	Total Number of Shares Repurchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
October 1 - 31, 2023	2,916,353	$21.84	2,916,353	$70,000
November 1 - 30, 2023	162,720	$24.17	162,720	$66,066
December 1 - 31, 2023	169,240	$24.13	169,240	$61,982
Total	3,248,313		3,248,313
_______________
(1)On October 28, 2022, the Company’s board of directors authorized a program to repurchase up to $70 million of the Company’s Class A common stock for a period of 12 months (the “October 2022 Repurchase Program”). In addition, on June 1, 2023 the Company’s board of directors authorized an additional program to repurchase up to $200 million of the Company’s Class A common stock for a period of 24 months (the “June 2023 Repurchase Program”). The October 2022 Repurchase Program and the June 2023 Repurchase Program were completed as of October 2023. On October 26, 2023, the Company’s board of directors authorized a program to repurchase up to $70 million of the Company’s Class A common stock over a period of 12 months. The repurchases can be executed through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Rule 10b5-1 Trading Plans
On November 30, 2023, Ms. Anna Bryson, the Chief Financial Officer of the Company, adopted a Rule 10b5-1 trading arrangement for the sale of securities of the Company’s common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Ms. Bryson’s Rule 10b5-1 Trading Plan, which has a term from November 30, 2023 to November 29, 2024, provides for the exercise and sale of 120,000 shares of common stock pursuant to a series of market orders.
Other than Ms. Bryson’s adoption of the Rule 10b5-1 Trading Plans noted above, during the quarter ended December 31, 2023, none of our directors or executive officers as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934 adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

DOXIMITY, INC.

Date: February 8, 2024	By:	/s/ Jeffrey Tangney
Jeffrey Tangney Chief Executive Officer (Principal Executive Officer)

Date: February 8, 2024	By:	/s/ Anna Bryson
Anna Bryson Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)