Form 10-K
period 2024-03-31
Doximity, Inc.
filed 2024-05-23
CIK 1516513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2024
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-40508

Doximity, Inc.
(Exact Name of Registrant as Specified in Its Charter)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of September 30, 2023, based on the closing price of $21.22 for a share of Class A common stock on the New York Stock Exchange, was approximately $2.56 billion.
The registrant had outstanding 122,999,951 shares of Class A common stock and 62,425,902 shares of Class B common stock as of May 16, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to the 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended March 31, 2024.

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
•the impact of any cost-savings or restructuring activities we may undertake in the future;
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

PART I
Item 1. Business
Overview
We are the leading digital platform for U.S. medical professionals, with over two million registered members as of March 31, 2024. Our members include more than 80% of U.S. physicians, spanning all 50 states and every medical specialty, along with over 60% of U.S. nurse practitioners and physician assistants, and over 90% of graduating U.S. medical students.
Our mission is to help every physician be more productive and provide better care for their patients. We are physicians-first, putting technology to work for doctors instead of the other way around. That guiding principle has enabled Doximity to become an essential and trusted professional platform for physicians. Doximity’s physician cloud puts modern software in the hands of physicians and other medical professionals. We provide our members with digital tools specifically built for medicine, enabling our members to collaborate with colleagues, stay up to date with the latest medical news and research, manage their careers and on-call schedules, streamline documentation and administrative paperwork, and conduct virtual patient visits.
At the core of our platform is the largest medical professional network in the nation, which creates proximity within our community of doctors and hundreds of thousands of other medical professionals. Our focus on physician-centric product design and clinical productivity has led to high levels of adoption and endorsement by health care professionals. For example, we had more than 580,000 unique active providers use our clinical workflow tools in the quarter ended March 31, 2024.
Our business model is designed to both respect and support physicians while driving value for our customers through our Marketing, Hiring, and Productivity Solutions (as defined below). Our revenue-generating customers, primarily pharmaceutical manufacturers and health systems, have access to a suite of commercial solutions that benefit from broad physician usage.
Our “Marketing Solutions” enable our pharmaceutical and health system customers to get the right content, services, and peer connections to the right medical professionals through a variety of modules. Our Marketing Solutions deliver high engagement and help customers embrace the shift to digital marketing. We count the top pharmaceutical manufacturers, hospitals, and health systems as our customers.
Our “Hiring Solutions” provide digital recruiting capabilities to health systems and medical recruiting firms, enabling them to identify, connect with, and hire from our network of both active and passive potential medical professional candidates, who might otherwise be missed through traditional recruiting channels. Hiring Solutions also includes Curative Talent, our personalized physician staffing firm that combines Doximity’s data science and intelligence with an experienced team of physician recruiters.
Our “Productivity Solutions,” which include our telehealth, on-call scheduling, and AI-supported medical correspondence tools, are designed to help clinicians streamline their clinical workflow and easily connect with patients and colleagues.
The ecosystem we have created in the medical community benefits from powerful network effects. Medical professional engagement with our platform increases as the breadth and utility of our tools expands, attracting even more members and driving broader and more effective communication and collaboration among healthcare professionals. This also drives greater value for our pharmaceutical and health system customers seeking to interact with specific groups of physicians. In turn, the insights that we gain from increased use of our platform enable us to invest in improving our tools and solutions to meet the changing needs of our members, customers, and the patients that they care for, ultimately creating a win-win-win for all constituents in our ecosystem.
Our member interactions have enabled us to build a vast, interactive data set, intelligently combining proprietary information and previously-siloed public information. When combined with our customized algorithms and our team of analysts, engineers, and clinical experts, we believe we have unique, unparalleled insight into the specific needs of U.S. medical professionals that would be highly challenging and time-consuming for any competitor to replicate.
Our Tools for Medical Professionals
The Doximity platform is free to join and use for U.S. medical professionals. Becoming a member of Doximity is as simple as navigating to our homepage or downloading our mobile app, and completing our simple identity and credential verification process. Our platform provides most medical professionals with a pre-populated Doximity professional profile, reflecting publicly and commercially available third-party data, which members can further supplement, update, and refine.
Once verified, members gain access to our network, newsfeed, and—depending on their credentials—our productivity tools, including Doximity GPT and our voice and video telehealth product, Dialer.

Professional Network
•Profile. Members have a personalized and validated professional profile on the Doximity network that acts as a digital curriculum vitae. Profile information includes education and training, hospital affiliations, practice contact information, certifications and licenses, specialization and clinical expertise, links to published research reports and press mentions, clinical trial participation, and any awards conferred. Our technology automatically searches for and updates profiles with new relevant information such as additional press mentions and awards. Members may also choose to share personal contact information (such as email or cell phone number) with other medical professionals on our platform.
•Connectivity with colleagues. Our network makes it easy for professionals to connect and stay in touch with the broader medical community. We regularly suggest new colleague connections to members, such as co-residents, co-fellows, co-authors, colleagues from the same hospital or practice, and medical school classmates, enabling referrals, and sharing of medical knowledge and career opportunities.
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
◦For students and residents. Members beginning their medical careers can discover and compare training programs across the country using Residency Navigator, a tool that provides a transparent look into U.S. medical residency programs. Powered by peer nominations, ratings, and firsthand reviews, Residency Navigator gives medical students the information they need to navigate their future in medicine and to help choose the right program for their career goals. We do not accept fees or payments from hospitals or medical residency programs to impact their ranking or visibility on Residency Navigator. Residency Navigator serves as a relationship funnel for new members at the beginning of their medical careers. Over 90% of graduating U.S. medical students join Doximity to use tools including Residency Navigator before earning their medical degree.
Newsfeed
Our newsfeed serves as the personalized, curated home screen for each member when they sign on to the Doximity platform. We leverage artificial intelligence, or AI, including machine learning, or ML, to create a personalized and curated newsfeed for each of our members. Our platform provides access, free of charge for all of our members, to content from a variety of internal and third-party sources, including content created in-house and content linked to third-party sites (some of which may require a separate subscription).
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
•Medical videos. Information about recent clinical trials or research results are distributed in an easy-to-consume video format, optimized for desktop or mobile viewing. Videos are designed to be brief, relevant and eye-catching to disseminate knowledge without wasting a physician’s time or disrupting their clinical workflow.
•Peer and colleague updates. Doximity members can stay abreast of and celebrate the professional updates and accomplishments of their peers and colleagues, from new jobs to awards, newly authored publications, and press mentions.

•Clinical discussions. Members can comment on and react to posts directly in their newsfeeds. For example, members might discuss the results of a new clinical study, or even ask questions to the author of that study. Ultimately, this dialogue and interactivity drive engagement within the ecosystem and facilitates peer-to-peer education.
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
Productivity
Members of our platform are able to access our suite of communication and digital workflow tools that are designed to make their daily workflows more efficient, all in a HIPAA-compliant environment. We include the following critical productivity tools in one easy-to-use app and website.
•Fax and eSignature. The Doximity platform allows members to send and receive HIPAA-compliant faxes through our mobile app or website. Members can electronically create, sign, edit, date, add attachments, and customize the cover page for their faxed documents, eliminating the need to print, manually sign, and re-scan documents. This streamlines patient care coordination and digital record keeping.
•Secure Messaging. The Doximity messaging functionality enables members to collaborate in a HIPAA-compliant manner regarding patient consultations and coordinate care across multiple care team members, specialists, systems, or locations.
•Telehealth. Our members can connect with their patients through our Dialer telehealth products either directly or through Dialer Enterprise, which is available for purchase by health systems and hospitals. Calls can be voice or video-based, and our service provides valuable features such as a preset Caller ID displaying the provider’s office number, the ability to easily add an interpreter or family member, or to hand off the call to another member of the care team with one click, all in a HIPAA-compliant manner. Dialer also includes a no-reply texting feature, which allows medical professionals to quickly send HIPAA-compliant no-reply text messages to their patients, without disclosing their personal phone number.
•AI Writing Assistant. Doximity GPT, our HIPAA-compliant generative AI writing assistant, helps physicians and other medical professionals reclaim the time they spend on administrative writing tasks, such as drafting letters of patient support, insurance appeals, patient education materials, letters of recommendation, and even grant applications. Doximity GPT integrates with our HIPAA-compliant digital fax to enable easy transmission of the final document. We also offer Doximity GPT as an enterprise-level solution for hospitals and health systems.
Our Solutions for Healthcare Customers
We offer Marketing, Hiring, and Productivity Solutions to pharmaceutical manufacturers, health systems, medical recruiting firms, and certain other healthcare companies on a predominantly subscription basis. Our solutions benefit both our customers and our members, containing useful and relevant information for the member's particular area of practice and their patients’ needs, while being respectful of their time.
Marketing Solutions
We provide a digital marketing platform for pharmaceutical manufacturers and health systems on a subscription basis to serve our members with tailored sponsored content that is highly relevant to their clinical practices, including information about medications, clinical trials, guidelines and resources, and trends in medical and patient care. Pharmaceutical manufacturers purchase programs on a brand-by-brand basis, and health systems execute programs on a service line-by-service line basis. Service lines in health systems refer to patient-centric clinical specialties, such as cardiology, oncology, neurology, and otolaryngology, among others.
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
•Awareness. Sponsored modules, such as videos and articles, that generate awareness and build name recognition. The content of these modules may include updates on how certain drugs perform in clinical trials, formulary information, the opening of new hospitals or departments within a health system, or other information that is relevant to our members.
•Interactivity. Sponsored modules that enable digital activities such as conference attendance, connecting with a sales representative, booking an appointment, or ordering product samples.
•Peer. Sponsored modules that enable our members to connect and build professional relationships with thought-leaders, department chairs, and other experts within the Doximity network.
We continuously seek to develop new modules in response to customer feedback and market trends and to address specific needs of our customers. For example, an Interactivity module may appear adjacent to articles about scientific congresses or professional meetings. We take a rigorous approach to launching new modules, including internal and customer pilots.
Our goal is to make sponsored content useful, relevant, and informative for our members. We have a customer success team that ensures both that our customers receive tangible, measurable, and repeatable benefits from their marketing spend, and that our members have access to sponsored content that is relevant, informative, and meets the high quality standards of our community. The team works directly with our customers to deeply understand a customer’s goals, priorities, and messaging before helping with content and media formats. Our team can develop new content or fine-tune and reformat existing content for digital and feed-friendly marketing. We also provide ongoing support and reporting at the customer’s request, and we are currently developing a new client-facing portal that will allow on-demand access to key program data, insights, and recommendations.
We have become a valued collaborator to our customers. We have a track record of expanding throughout the medication portfolios of pharmaceutical customers and into additional service lines throughout a health system, while also upselling additional modules.
Hiring Solutions
We offer our Hiring Solutions to health systems, medical recruiting firms, and other organizations that pay for subscriptions that provide them the ability to search and connect with medical professionals on Doximity. Our AI and ML-supported platform enables customers to run highly targeted hiring campaigns across a range of medical specialties and subspecialties, uncovering both active and passive eligible candidates with proactive outreach for any locum tenens or permanent position.
Our modules for Hiring Solutions consist of the following:
•Job posts. Individual listings on our platform for open jobs, either posted directly by a health system or by a recruiting firm. Our members can search and browse these listings.
•Direct message. Recruiters, physicians, and administrators can directly message members who might be a good fit for a given open position. These messages may or may not be for an opening that has been posted on our job posts.
Both job posts and direct messages are sold as a subscription that entitles the customer to a certain number of job listings or messages on a self-serve basis throughout the subscription period.
We also have a tech-enabled, higher-touch Hiring Solution called Curative Talent, which combines Doximity’s data science and intelligence with Curative Talent’s white glove service and customer-focused recruiters. Our account managers at Curative Talent work with health systems to source both locum tenens and permanent staffing, leveraging our platform and providing a higher level of support on an ongoing basis than our self-service Hiring Solutions. Health systems contract staffing placements directly with Curative Talent on an hourly-fee or a placement-fee basis.
Productivity Solutions for Health Systems
We offer the following productivity products as enterprise-level solutions to health systems and hospitals:
•Telehealth. Dialer Enterprise provides health systems and hospitals an accessible and powerful telehealth solution. The organic adoption of our direct-to-member offerings, such as Dialer Pro, is an important factor driving our

Enterprise offerings. Many users have already adopted Dialer into their regular workflow and this familiarity significantly streamlines implementation when health systems are deploying Dialer Enterprise, while competitor solutions often require a full physician training. Dialer Enterprise enables unlimited access to Dialer for all users across a health system’s organization, with an added service layer for the organization that includes a dedicated customer success manager, premium user support, and monthly utilization reporting. Health system customers also have the opportunity to brand the user and patient experience as well as leverage their own security and HIPAA contractual requirements to create consistent protocols for use. Our health system team can also integrate Dialer into our customer's electronic medical record system so that their users can access Dialer directly within their existing clinical workflows.
•Scheduling. Our on-call scheduling tool, AMiON, helps centralize clinical on-call schedules across medical teams and departments. By helping clinicians quickly answer the question “am I on,” AMiON helps eliminate confusion and streamline communication regarding scheduling. This centralization helps enable more efficient provider-to-provider collaboration and more timely access to on-call specialists, who can be contacted via integration with their Doximity profile.
•AI Writing Assistant. Doximity GPT, our HIPAA-compliant generative AI writing assistant, helps physicians and other medical professionals reclaim the time they spend on administrative writing tasks, such as drafting letters of patient support, insurance appeals, patient education materials, letters of recommendation, and even grant applications.
Our Strengths
Our business exhibits a number of key strengths which we believe position us to drive sustained growth.
•We are the trusted physician-first platform. Since our founding, Doximity has been built to be physician-first, with trust at the core of what we do. We verify the identities and credentials of our medical professionals through integration with third-party databases. In addition, our communications solutions are HIPAA-compliant, providing medical professionals with a critical platform for protected communications.
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
•We are strategic to our customers. We provide a unique digital channel to connect our customers with the most valuable professionals in healthcare. Marketing Solutions customers, such as pharmaceutical manufacturers and health systems, gain access to a solution with a proven return on investment. Hiring Solutions customers, including health systems and medical recruiting firms, gain access to a comprehensive nationwide network and database of specialty and subspecialty professionals. We align our goals with our customers and help them make the necessary leap to digital.

Our Growth Strategies
•Grow the Doximity Network. While we will continue to grow our number of physician members, we are under-penetrated among other types of medical professionals, such as nurse practitioners, and have an opportunity to expand our offering to physical therapists, dentists, psychologists, and many other professions. As more medical professionals join our platform, we become a more valuable connectivity tool for members, and a more valuable marketing and hiring channel for pharmaceutical manufacturers and health systems.
•Continuously improve and innovate on our platform. Improving our existing capabilities, and innovating to add new tools and solutions, will make our platform more valuable to members, helping to attract new members and customers, while increasing the engagement of existing ones.
•Expand within existing customers of our solutions. Our existing customers represent a significant opportunity to grow our platform. Many of our large pharmaceutical customers initially run marketing programs for a certain number of brands, but have a track record of increasing their spend with us both by adding modules and expanding across more of their portfolio of brands once they have seen the quantifiable benefits of our Marketing Solutions. Health systems have a similar track record of expanding their usage of our platform across different service lines.
•Attract new customers. We have an opportunity to engage additional pharmaceutical manufacturers and health systems and potential customers in other industries as we raise awareness of our offerings through our sales and marketing efforts and as we expand our offerings.
•Further monetize our Productivity Solutions. Our clinical workflow tools are used and trusted by hundreds of thousands of our members, and continue to drive daily use among physicians. The strong adoption of our Dialer and AMiON products, at both the physician and enterprise level, reflects that professional trust, and we continue to look for opportunities to build upon these offerings. With the recent addition of our Doximity GPT enterprise offering, we are expanding our portfolio of enterprise clients, and there is still ample whitespace ahead of us.
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
•Consider strategic acquisitions to expand our platform capabilities. In the past, we have selectively used mergers and acquisitions to accelerate our product roadmap to bring medical professionals and customers more complete solutions and increase demand for our products, such as our acquisitions of Curative Talent and AMiON in recent years. We plan to continue evaluating similar opportunities and execute on them if we find the right fit for our members, customers, and our company.
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
•Upleveling our customers’ marketing programs with AI-powered brainstorming and writing tools that allow them to generate more relevant and personalized content to better engage individual physicians.
•Extensive, interactive database of U.S. medical residency and employment data: We collect and maintain a vast repository of residency and employment data from our members, which includes member reviews on their experience at hospitals and residency programs, detailed statistics on user experiences regarding program setting and training environment, and a salary map across different specialties and geographies across the country. We make this data available to all of our members in easily accessible portals, which are automatically updated as our members provide additional data on the platform.
•Proprietary productivity tools: Our productivity tools have been built to be physician-first with usability in mind at every step. Built on top of a modern software stack that ensures rapid scalability and enterprise-grade reliability, our tools allow doctors to manage their schedules, streamline documentation and administrative paperwork, and connect with patients via messages, voice, and video. We have designed each of these services with a broad range of customized, physician-first features specific to our platform, such as our ‘call nudge’ reminding a patient of a visit, ‘straight to voicemail’ enabling physicians to choose not to disturb patients after-hours, and the flexibility to switch between voice and video at will, among others.
•Design Principles: Our technology stack and product development teams are set up to enable rapid prototyping and development of new features via controlled rollouts. We focus on innovative, useful and unobtrusive features that are designed to optimize the healthcare professional’s workflow. And at all times, we follow the stringent security and privacy requirements of a physician’s data; our messaging tools are HIPAA-compliant and validated through external auditing procedures.
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
The direct sales organization is supported by marketing and customer success specialists. We generate customer leads, accelerate sales opportunities, and build brand awareness through our marketing programs, both digitally and offline. These programs target decision-makers to provide information about our company and solutions through digital advertising, field marketing events, integrated marketing programs (including direct email and online advertising), industry events, trade shows, and conferences. Our customer success team supports customer retention by working directly with customers to produce higher engagement with our solutions, which in turn, expands their use of the platform in the future.
Competition
Although we have built a scaled and highly differentiated platform, we face competition across different aspects of our business. We have experienced, and expect to continue to experience, intense competition from a number of companies, and we expect such competition to increase as our industry evolves. Specifically, we compete for medical professionals as platform members, and for pharmaceutical and health system companies as customers for our Marketing, Hiring, and Productivity Solutions.
•Competing for members: We compete with large technology companies that have developed online networking and collaboration tools such as LinkedIn, Facebook, Google, and X (formerly known as Twitter), in addition to smaller, emerging companies. However, we believe we are the only professional network solely dedicated to medical professionals, with a purpose-built platform specifically designed to address a broad range of unique needs of today’s healthcare professionals.
•Competing for customers: We compete across several categories to access spend in the healthcare category. We specifically compete for access to marketing, hiring, and health system IT budgets. We believe that our platform and the network of medical professionals on Doximity allow us to provide our customers with solutions that result in attractive returns on their marketing and hiring budgets.
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
◦Health System IT Budgets: We compete with providers of various solutions that aim to improve the productivity of the information technology services inside of health systems. This includes providers of communication solutions, such as Zoom Video Communications and Microsoft Teams, and dedicated telehealth services, such as Teladoc Health and Amwell. We also compete with providers of scheduling solutions such as QGenda and a number of emerging AI solutions focusing on health care.
The industries in which our products are offered are evolving rapidly and are becoming increasingly competitive. Larger and more established companies may focus on our market and could directly compete with us. Smaller companies, including application developers, could also launch new products and services that compete with us and that could gain market acceptance quickly. We also expect our existing competitors in the markets for Marketing, Hiring, and Productivity Solutions to continue to focus on these areas. Many of our competitors and potential competitors have significantly greater financial, technological, and other resources than we do and greater name recognition and more established distribution networks and relationships with healthcare providers than us. As a result, many of these companies may respond more quickly to new or emerging technologies and standards and changes in customer requirements. These companies may be able to invest more resources in research and development, strategic acquisitions, sales and marketing, patent prosecution, litigation, and financing capital equipment acquisitions for their customers.
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
Our People, Culture, and Human Capital Resources
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
As of March 31, 2024, we had a total of 827 full-time equivalent employees. More than a third of our full-time equivalent employees work in R&D, including in product, engineering, and data.
Data Protection, Security, and Regulatory Compliance
The data we collect and process is an integral part of our tools and solutions, allowing us to ensure our members are verified, the experience we provide is engaging and personalized, and the content we present is the most relevant. In addition, our business is subject to extensive, complex, and rapidly changing federal and state laws and regulations governing data processing, healthcare regulation, financial services laws, regulations and rules, such as HIPAA, and related matters. Our respect for laws and regulations regarding the processing of personal data underlies our strategy to improve our member experience and build trust in our network and platform. While we believe we comply in all material respects with applicable laws and regulations, these regulations can vary significantly from jurisdiction to jurisdiction, and interpretation and enforcement of existing laws and regulations may change periodically. Federal and state legislatures also may enact various legislative proposals that could materially impact certain aspects of our business. For additional information, see Item 1C of this Annual Report on Form 10-K and “Risk Factors—Risks Related to Our Business—We are subject to stringent and changing laws, regulations, self-regulatory schemes, contractual obligations, and standards related to privacy, data protection, and information security. The actual or perceived failure by us, our customers, partners, or vendors to comply with such obligations could harm our reputation, subject us to significant fines and liability, or otherwise adversely affect our business.”
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
Further, many states in which we operate and in which our members and customers as well as their patients reside also have laws that protect the privacy and security of sensitive and personal information, including health information, information regarding mental health and substance use treatment, and other information related to the provision of healthcare services. Some of these laws also prohibit unfair privacy and security practices and deceptive statements about privacy and security and place specific requirements on certain types of activities, such as data security and texting. These laws may be similar to or even more protective than HIPAA and other federal privacy laws. For example, the laws of the State of California, in which we operate, are more restrictive than HIPAA, including the provisions of the California Consumer Privacy Act and the California Privacy Act. While any information we process in our role as a business associate may be exempt from state privacy laws, other records and information we maintain on our members may be subject to these laws. Where state laws are more protective than HIPAA or require us to take action such as breach notification, we must comply with the state laws we are subject to, in addition to HIPAA. In certain cases, it may be necessary to modify our planned operations and procedures to comply with these more stringent state laws. Not only may some of these state laws impose fines and penalties upon violators, but also some, unlike HIPAA, may afford private rights of action to individuals who believe their personal information has been misused. In addition, state laws are changing rapidly, and there is discussion of a new federal privacy law or federal breach notification law, to which we may be subject. For additional information, see “Risk Factors—Risks Related to the Healthcare Industry.”
Federal and State Telecommunications Laws
There are a number of federal and state laws and regulations potentially applicable to communications by phone, text message, or facsimile, including the Telephone Consumer Protection Act, and those laws and regulations are continuously evolving. Our services that allow members and other platform users to leverage such telephonic communications may be subject to these laws and regulations.
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
As of March 31, 2024, we have one granted patent and eight pending non-provisional patent applications in the United States, and two pending international (PCT) applications. We continually review our development efforts to assess the existence and patentability of new intellectual property.
We have an ongoing trademark and service mark registration program pursuant to which we register our brand names, product names, and logos in the United States to the extent we determine appropriate and cost-effective. As of March 31, 2024, we have a total of fifteen registered or applied-for trademarks in the United States and four registered trademarks in non-U.S. jurisdictions. We also have registered domain names for websites that we use in our business, such as www.doximity.com and other variations.
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
We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, and blogs as part of our investor relations website. We have used, and intend to continue to use, our investor relations website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Further corporate governance information, including our corporate governance guidelines, composition of our board and its committees, and Code of Conduct, are also available on our investor relations website under the heading “Governance & ESG Documents.” The contents of our websites are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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
Since launching our platform in fiscal 2012, we have experienced rapid growth and we continue to rapidly and significantly expand our operations. While we have experienced significant revenue growth in prior periods, it is not indicative of our future revenue growth. Our revenue growth rate has not been consistent, and we expect our revenue growth rate may decline. For example, in fiscal 2024 and 2023, our revenue grew by 13% and 22%, respectively, as compared to the prior years. Additionally, our full-time equivalent headcount declined from 977 as of March 31, 2023 to 827 as of March 31, 2024. Growth in our business increases the complexity of our operations and places significant strain on our management, personnel, systems, technical performance, financial resources, and internal financial control and reporting functions. We may not be able to manage growth effectively, which could damage our reputation, limit our growth, and negatively affect our operating results.

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
Doximity, Inc. was incorporated in the state of Delaware in April 2010 as 3MD Communications, Inc. and we subsequently changed the name to Doximity, Inc. in June 2010. We began commercial offerings in fiscal 2012, and by fiscal 2014 we began serving our pharmaceutical and health system customers on some of our early stage solutions. As a result of our limited operating history and rapid growth, our ability to forecast our future operating results, including revenue, cash flows, and profitability, is limited and subject to a number of uncertainties, including our ability to effectively plan for and model future growth. We have encountered and will encounter risks and challenges frequently experienced by growing companies with competitive offerings, such as the risks and uncertainties described in this Annual Report on Form 10-K. In addition, our business is affected by general economic and business conditions around the world, including geopolitical and pandemic or epidemic conditions. If our assumptions regarding these risks and uncertainties are incorrect or change due to changes in our markets, or if we do not address these risks successfully, our operating and financial results may differ materially from our expectations and our business may suffer. These risks and challenges include our ability to:
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
Customers of our Marketing Solutions may not continue to do business with us if their marketing content does not reach their intended audiences. Therefore, we must continue to demonstrate to our customers that using our Marketing Solutions offering is the most effective and cost-efficient way to maximize their results. Similarly, we must demonstrate that our Hiring Solutions are important recruiting tools for enterprises, professional organizations, and individuals and that our Hiring Solutions provide them with access to the target audience. Our Hiring Solutions customers will discontinue their purchases of our solutions if we fail to effectively connect them with the talent they seek. Finally, for our Productivity Solutions, we may not be able to retain existing customers or attract new customers if we fail to provide high quality solutions, if customers are unable to realize the value of our solutions, or if we are not able to measure and demonstrate the value that our solutions provide.
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
For the fiscal year ended March 31, 2024, 2023 and 2022, no customer accounted for 10% or more of total revenue. In addition, some of our customers purchase our services indirectly through marketing agencies, some of whom represent a number of customers. The sudden loss of any of our largest customers or the renegotiation of any of our largest customer contracts, either directly or through marketing agencies, could have a significant impact on our revenue, the growth rate of our revenue, our reputation, and our ability to obtain new customers.
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
We face significant competition across different aspects of our business, and we expect such competition to increase. Our industry and the markets we serve are evolving rapidly and becoming increasingly competitive. Larger and more established companies may focus on our markets and could directly compete with us. Smaller companies could also launch new products and services that compete with us and that could gain market acceptance quickly. We also expect our existing competitors in the markets for Marketing and Hiring Solutions to continue to focus on these areas. A number of these companies may have greater financial, technological, and other resources than we do and greater name recognition and more established distribution networks and relationships with healthcare providers than us, which may enable them to compete more effectively. Specifically, we compete for medical professionals as members against large technology companies that have developed online networking and collaboration tools like LinkedIn, Facebook, Google, and X (formerly known as Twitter), in addition to smaller, emerging companies.
We also compete to access marketing, hiring, and information technology budgets of pharmaceutical and health system companies as customers for our Marketing, Hiring, and Productivity Solutions. We compete for customers for our Marketing Solutions with online outlets such as health-related websites and mobile apps, like WebMD’s Medscape, as well as offline organizations that provide marketing and advertising services that enable pharmaceutical manufacturers and health systems to educate medical professionals. We compete for customers for our Hiring Solutions with large and regional staffing companies, job boards, self-service recruiting tools, and medical recruiting firms. We compete for customers for our Productivity Solutions with other providers of various solutions that aim to improve the productivity of the information technology services inside of health systems. This includes providers of communication solutions, such as Zoom Video Communications and Microsoft Teams, and dedicated telehealth services, such as American Well and Teladoc Health. We also compete with providers of scheduling solutions such as QGenda and a number of emerging AI solutions focusing on health care. We also compete for members, customers, and professional organizations in the market for online professional networks which continues to rapidly evolve. Our competitors may announce new products, services, or enhancements that better address changing industry standards or the needs of members and customers, such as mobile access. Any such increased competition could cause pricing pressure, loss of market share, or decreased member engagement, any of which could adversely affect our business and operating results.
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
Product offerings in our Productivity Solutions category, such as telehealth, are immature and volatile, and if these markets do not develop, develop more slowly than we expect, or encounter negative publicity, or if we are not successful in demonstrating and promoting the benefits of our solutions, the growth of our business will be harmed.
The product offerings in our Productivity Solutions category include telehealth, on-call scheduling, and AI-supported medical correspondence. Each of these areas are relatively new and unproven, and it is uncertain whether these offerings will achieve and sustain high levels of demand, consumer acceptance, and market adoption. The success of our Productivity Solutions will depend to a substantial extent on the willingness of our members to use, and to increase the frequency and extent of their utilization of, our network, as well as on our ability to demonstrate the value of these offerings to employers, health plans, government agencies, and other purchasers of healthcare for beneficiaries. If any of these events do not occur or do not occur quickly, it could have a material adverse effect on our business, financial condition, and results of operations.
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
•disruptions or outages in our website availability, actual or perceived breaches of privacy, and compromises of our member data; and
•general industry and macroeconomic conditions which could adversely impact sales.
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
There are numerous domestic and foreign laws, regulations, self-regulatory schemes, and standards regarding privacy, data protection, and information security and Processing (collectively, “Data Protection Laws”), the number and scope of which is changing, subject to differing applications and interpretations, and which may be inconsistent across jurisdictions or in conflict with each other. The regulatory framework for privacy, data protection, and information security issues worldwide is evolving and is likely to remain in flux for the foreseeable future. Various governmental and consumer agencies have also called for new regulations and changes in industry practices. Practices regarding privacy, data protection, and information security have been under increased public and regulatory scrutiny. The actual or perceived failure to address or comply with applicable Data Protection Laws by us or our customers, partners, or vendors, or any enforcement actions against us or our customers, partners, or vendors regarding any Data Protection Laws, could increase our compliance and operational costs, expose us to regulatory scrutiny, actions, fines, and penalties, result in reputational harm, lead to a loss of customers, reduce the use of our services, result in litigation and liability, have a material adverse effect on our business operations or financial results, or otherwise result in other material harm to our business.
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

The security measures that we and our third-party vendors and subcontractors have in place in an effort to ensure compliance with privacy and data protection laws may not protect our facilities and systems from security breaches, acts of vandalism or theft, computer viruses, misplaced or lost data, programming and human errors, or other similar events. Under the HITECH Act, as a Business Associate, we may also be liable for privacy and security breaches and failures of our subcontractors. Even though we believe that we provide for appropriate protections through our agreements with our subcontractors, we still have limited control over their actions and practices. A breach of privacy or security of individually identifiable health information by a subcontractor may result in an enforcement action, including criminal and civil liability, against us. We are not able to predict the extent of the impact such incidents may have on our business. Enforcement actions against us could be costly and could interrupt regular operations, which may adversely affect our business.

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
In addition, our platform utilizes artificial intelligence and machine learning technology (collectively, “AI”) to provide services, and our employees and personnel may use AI to perform their work. Our offering of and use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. Several jurisdictions around the globe, including Europe and certain U.S. states, have proposed, enacted, or are considering laws governing the development, deployment and use of AI. We expect other jurisdictions will adopt similar laws. These obligations may make it harder for us to offer services with AI or conduct our business using AI, lead to regulatory fines or penalties, require us to change our business practices, retrain our AI, or prevent or limit our use of AI. Due to inaccuracies or flaws in the inputs, outputs, or logic of the AI, the models we use could be biased and could lead us to make decisions that could bias certain individuals (or classes of individuals), and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits. If we cannot use or are restricted in using AI technologies, our service offerings may be impacted, our business may be less efficient, or we may be at a competitive disadvantage.
If our security measures are compromised now or in the future, or the security, confidentiality, integrity, or availability of our information technology, software, services, communications, or data is compromised, limited, or fails, this could have a material adverse effect on our business, financial condition, and results of operations.
Our platform involves the storage and transmission of Sensitive Information. As a result, unauthorized access, security breaches, incidents, or compromises as a result of third-party action (e.g., cyber-attacks), employee error, product defect, malfeasance, or other factors could result in the loss of information, inappropriate use of or access to information, service interruption, service degradation, outages, service level credits, litigation, indemnity obligations, damage to our reputation, and other liability. Our platform also utilizes AI to provide services, and this technology may be susceptible to cybersecurity threats. While we maintain and continue to improve our security measures, we may be unable to adequately anticipate security threats or to implement adequate preventative measures, in part, because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target. Moreover, the detection, prevention, and remediation of known or unknown security vulnerabilities, including those arising from third-parties, is becoming increasingly expensive and may cause us to incur significant costs in the future. We process significant amounts of Sensitive Information, including protected health information, personal information, data concerning our members, and in some cases, limited amounts of data concerning the patients they treat in connection with our members’ utilization of our network and related services. While we have implemented security measures to protect such data, techniques used to gain unauthorized access to data and systems, disable or degrade service, or sabotage systems are constantly evolving, and we may be unable to anticipate such techniques or implement adequate preventative measures to avoid unauthorized access or other adverse impacts to such data or our systems. We may use third-party service providers and subprocessors to help us deliver services and engage in Processing on our behalf, including, without limitation, the processing of payment card information. If we, our service providers, partners, or other relevant third parties have experienced or in the future experience any security incidents that result in any data loss, deletion or destruction, unauthorized access to, loss of, unauthorized acquisition or disclosure of, or inadvertent exposure of, Sensitive Information, or compromise related to the security, confidentiality, integrity, or availability of our (or their) information technology, software, services, communications, or data (collectively, a Security Breach), it may result in material harm to our business, including, without limitation, regulatory investigations or enforcement actions, litigation, indemnity obligations, negative publicity, and financial loss.

Our service is vulnerable to threat actors, software bugs, malicious code (such as computer viruses and internet worms), personnel theft or misuse, break-ins, phishing attacks, denial-of-service attacks (including credential stuffing), ransomware attacks, natural disasters, terrorism, war, telecommunication and electrical failures, server malfunction, software or hardware failures, loss of data or other computer assets, adware, or other similar issues or other attacks or similar disruptions, any of which could lead to system interruptions, delays, or shutdowns, causing loss of critical data or the unauthorized access to or acquisition of data.

We may be required to expend significant resources, fundamentally change our business activities and practices, or modify our services, software, operations, or information technology in an effort to protect against security breaches, incidents, or compromises and to mitigate, detect, and remediate actual and potential vulnerabilities. Applicable Data Protection Laws, Privacy Policies, and Data Protection Obligations may require us to implement specific security measures or use industry-standard or reasonable measures to protect against security breaches, incidents, or compromises. The recovery systems, security protocols, network protection mechanisms, and other security measures that we (and our third parties) have integrated into our platform, systems, networks, and physical facilities, which are designed to protect against, detect, and minimize security breaches, incidents, or compromises, may not be adequate to prevent or detect service interruption, system failure, or data loss.

Applicable Data Protection Laws, Privacy Policies, or Data Protection Obligations may require us to notify affected individuals, regulators, customers, credit reporting agencies, and others in the event of a security breach, incident, or compromise. Patients about whom we obtain health information, as well as the providers who share this information with us, may have statutory or contractual rights that limit our ability to use and disclose the information. We may be required to expend significant capital and other resources to ensure ongoing compliance with applicable Data Protection Laws, Privacy Policies, and Data Protection Obligations. Claims that we have violated individuals’ privacy rights or breached our Data Protection Obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

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
AI and ML serve a key role in many of our services. As with many technological innovations, AI and ML present risks and challenges that could affect its adoption, and therefore our business. AI and ML present emerging ethical issues and if we enable or offer solutions that draw controversy due to their perceived or actual impact on society, we may experience brand or reputational harm, competitive harm or legal liability. Potential government regulation in the space of AI and ML ethics also may increase the burden and cost of research and development in this area, subjecting us to brand or reputational harm, competitive harm or legal liability. Failure to address AI and ML ethics issues by us or others in our industry could undermine public confidence in AI and ML and slow adoption of AI and ML in our products and services.
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
As of March 31, 2024, we accumulated $5.3 million of state net operating loss carryforwards, or NOLs, to reduce future taxable income, portions of which will begin to expire in 2035. Under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other tax attributes, including R&D tax credits, to offset its post-change income or taxes may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5 percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Based on an assessment of our historical ownership changes through March 31, 2024, we do not anticipate a current limitation on the tax attributes. Our ability to use NOLs and other tax attributes to reduce future taxable income and liabilities may be subject to limitations as a result of ownership changes that may occur in the future.
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
We have completed acquisitions in recent years, including Curative Talent in fiscal 2021 and AMiON in fiscal 2023, and we may in the future consider opportunities to acquire or make additional investments in new or complementary businesses, technologies, offerings, tools, or solutions, or enter into strategic alliances, that may enhance our capabilities and platform in general, complement our current offerings, or expand the breadth of our markets. Our ability to successfully grow through these types of strategic transactions depends upon our ability to identify, negotiate, acquire, and integrate suitable target businesses, technologies, tools, and solutions and to obtain any necessary financing, and is subject to numerous risks, including:
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
We rely on SaaS technologies from third parties in order to operate critical functions of our business, including financial management services, relationship management services, marketing services, and data storage services. For example, we rely on Amazon Web Services for a substantial portion of our computing and storage capacity, and rely on Google for storage capacity and collaboration tools. We are also highly dependent on our technology integration with products offered by certain third parties. Amazon Web Services provides us with computing and storage capacity pursuant to an agreement that continues until terminated by either party. Similarly, Google provides us with storage capacity and certain collaboration tools, and also may non-renew its agreement by providing 15 days’ notice prior to the end of the then-current term. Some of our other vendor agreements may be unilaterally terminated by the counterparty for convenience. If these services become unavailable due to contract cancellations, extended outages or interruptions, because they are no longer available on commercially reasonable terms or prices, or for any other reason, our expenses could increase, our ability to manage our finances could be interrupted, our processes for managing our offerings and supporting our consumers and partners could be impaired, and our ability to access or save data stored to the cloud may be impaired until equivalent services, if available, are identified, obtained, and implemented, all of which could harm our business, financial condition, and results of operations.
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
Additionally, as an example, on August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022, which includes changes to the U.S. corporate income tax system, including a 15% minimum tax based on “adjusted financial statement income” for certain large corporations which will not be effective until fiscal year 2024 and a 1% excise tax on share repurchases after December 31, 2022. We are accruing excise tax on net share repurchases as applicable.
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

Any pandemic, endemic or other infectious disease may adversely affect our business, results of operations, and financial condition by causing us to change the way we or our customers or members conduct business and engage with us. As an example, the COVID-19 pandemic, including its variants, affected our business operations, including, among other impacts, causing the majority of our employees to work from home, impacting the way our customers engage with our business, and influencing the regulatory framework in which we operate. Even though the COVID-19 pandemic has been declared to no longer be a public health emergency, we still may experience material adverse impacts to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future. The full extent to which it will impact our business, results of operations, and financial condition is still unknown and will depend on future developments, which are highly uncertain and cannot be predicted.
While the potential economic impact and the duration of any pandemic, epidemic, or outbreak of an infectious disease may be difficult to assess or predict, such events have resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. The impact of any pandemic, epidemic, or outbreak of an infectious disease on the needs, expectations, and spending levels of our customers could impact our ability to maintain or grow our business and, as a result, our operating and financial results could be adversely affected.
To the extent that a pandemic adversely affects our business, financial condition, and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.
Our business could be disrupted by catastrophic events such as power disruptions, data security breaches, and terrorism.
Natural disasters or other catastrophic events may cause damage or disruption to our operations, commerce, and the global economy, and thus could harm our business. In the event of a major earthquake, hurricane, fire, cyber-attack, major political disruption, any U.S. federal government debt default due to a failure to increase the debt ceiling, war, terrorist attack, disease, pandemic or epidemic, power loss, telecommunications failure, or other catastrophic events, we may be unable to continue our operations, in part or in whole, and may endure reputational harm, breaches of data security, and loss of critical data, all of which could harm our business, results of operations, and financial condition. Our insurance coverage may not compensate us for losses that may occur in the event of an earthquake or other significant natural disaster, such as fires, floods, severe weather, droughts, and travel-related health concerns including pandemics and epidemics. In addition, acts of terrorism, including malicious internet-based activity, could cause disruptions to the internet or the economy as a whole. Even with our disaster recovery arrangements, access to our platform could be interrupted. If our systems were to fail or be negatively impacted as a result of a natural disaster or other event, our ability to deliver our platform and solution to our customers and members would be impaired or we could lose critical data. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster, and successfully execute on those plans in the event of a disaster or emergency, our business, financial condition, and results of operations would be harmed.
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
There is an increasing focus from regulators, certain investors, and other stakeholders concerning matters relating to environmental social and governance factors (“ESG”), both in the United States and internationally. We communicate certain ESG-related initiatives and/or commitments regarding environmental matters, diversity, and other matters on our website and elsewhere. These initiatives or commitments could be difficult or costly to achieve. We could fail to achieve, or be perceived to fail to achieve, our ESG-related initiatives or commitments. In addition, we could be criticized for the timing, scope or nature of these activities, or for any revisions to them. To the extent that our disclosures about ESG matters increase, we could be criticized for the accuracy, adequacy, or completeness of such disclosures. Our actual or perceived failure to achieve our ESG-

related initiatives or commitments could negatively impact our reputation, result in ESG-focused investors not purchasing and holding our stock, or otherwise materially harm our business.
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
For example, we have put into place various policies and practices intended to reduce exposure to credit risk. Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Our policies and practices may not be sufficient to withstand the impact of such events which could therefore adversely affect our business, financial condition, or results of operations.
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
We incur significant expenses in developing our technology, marketing, and providing the tools and solutions we offer, and acquiring members and customers. Our costs may increase due to our continued new product development and general administrative expenses, such as legal and accounting expenses related to becoming and being a public company. As a public company, we will continue to incur significant legal, accounting, insurance, and other expenses, which we expect to further increase now that we are no longer an “emerging growth company.” Compliance with these reporting requirements and other rules of the SEC and the rules of the New York Stock Exchange have and will continue to increase our legal and financial compliance costs and make some activities more time-consuming and costly. Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert management’s attention from implementing our growth strategy, which could prevent us from successfully implementing our strategic initiatives and improving our business, operating results, financial condition, and prospects. If we fail to manage these additional costs or increase our revenue, we may incur losses in the future.
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
Healthcare laws and regulations are rapidly evolving and may change significantly in the future, which could adversely affect our financial condition and results of operations. Certain regulatory changes that have occurred in response to the COVID-19 pandemic created opportunities for us. For example, many states expanded Medicaid and commercial coverage for telehealth, in many cases at parity with in-person services. A number of these regulatory changes have remained in place beyond the formal conclusion of COVID-19 as a public health emergency. However, it cannot be determined how long these measures will stay in place and to the extent that states do not maintain this reimbursement parity, this could lower usage of our network. In addition, OCR had announced that they would not impose penalties for noncompliance with the regulatory requirements under the HIPAA Rules for covered healthcare providers in connection with good faith provision of telehealth during the COVID-19 nationwide public health emergency. With the formal conclusion of the public health emergency designation, the OCR likewise ended its lifting of enforcement activity, and the resumption of OCR enforcement activity could negatively impact usage on our network.
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
If we or our customers fail to comply with federal and state healthcare laws, including those governing fee-splitting, our business, and financial relationships, we or our customers may be subject to significant administrative, civil, and criminal penalties.
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
For example, many states limit the scope of business relationships between business entities and medical professionals, particularly with respect to fee-splitting. While many states’ fee-splitting laws only prohibit a physician from sharing medical fees with a referral source, some states have interpreted certain management agreements between business entities and physicians as unlawful fee-splitting. Statutes and regulations relating to the practice of medicine, fee-splitting, and similar issues vary widely from state to state. Because these laws are often vague, their application is frequently dependent on court rulings and attorney general opinions. Some of these requirements may apply to us even if we do not have a physical presence in the state, based solely on our agreements with providers licensed in the state. However, regulatory authorities or other parties, including our providers, may assert that we are engaged in the corporate practice of medicine or that our contractual arrangements with our provider customers constitute unlawful fee-splitting. These laws generally prohibit us from exercising control over the medical judgments or decisions of physicians and non-physician healthcare providers and from engaging in certain financial arrangements, such as splitting professional fees with healthcare providers. In this event, failure to comply could lead to adverse judicial or administrative action against us and/or our provider customers, civil or criminal penalties, receipt of cease and desist orders from state regulators, loss of provider licenses, the need to make changes to the terms of engagement of our provider customers that interfere with our business and other materially adverse consequences. Further, certain laws may apply to us indirectly through our relationships with healthcare professionals. For example, certain federal and state anti-kickback and false claims laws may apply to us indirectly through our arrangements with healthcare professionals and entities.
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
The stock market has experienced extreme price and volume fluctuations. The market prices of securities of companies have experienced fluctuations that often have been unrelated or disproportionate to their results of operations. Market fluctuations could result in extreme volatility in the price of shares of our Class A common stock, which could cause a decline in the value of your investment. Price volatility may be greater if the public float and trading volume of shares of our Class A common stock is low. Furthermore, in the past, stockholders have sometimes instituted securities class action litigation against companies following periods of volatility in the market price of their securities. Any similar litigation against us could result in substantial costs, divert management’s attention and resources, and harm our business, financial condition, and results of operations.
The dual class structure of our common stock has the effect of concentrating voting control with our executive officers (including our Chief Executive Officer) and directors and their affiliates; this will limit or preclude your ability to influence corporate matters.
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including our executive officers and directors and their affiliates, together hold approximately 83% of the voting power of our outstanding capital stock as of March 31, 2024. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively will continue to control a substantial majority of the combined voting power of our common stock and therefore, assuming no material sales of such shares, will be able to control all matters submitted to our stockholders for approval until ten years from the date the Company filed its final prospectus with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, or the Securities Act, on June 25, 2021, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders. Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning purposes. The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. If, for example, our executive officers (including our Chief Executive Officer), employees, directors and their affiliates retain a significant portion of their holdings of Class B common stock for an extended period of time, they could, in the future, continue to control a majority of the combined voting power of our Class A common stock and Class B common stock.
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
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
We recognize the importance of assessing, identifying, and managing risks from cybersecurity threats. We have implemented a cybersecurity risk management program informed by and incorporating elements of recognized industry standards, such as the National Institute of Standards and Technology Cybersecurity Framework. This program, which is integrated into our overall enterprise risk management strategy, is designed to identify, assess, and mitigate critical risks from cybersecurity threats. Our cybersecurity risk management program is overseen by our Chief Technology Officer and is supported by a third-party information technology vendor who, as appropriate, helps to assess our cybersecurity program against industry standards. Our cybersecurity program includes safeguards such as firewalls, DDoS mitigation tools, data encryption technologies, and authentication controls such as multi-factor authentication. We monitor our cybersecurity posture through periodic risk assessments and external audits, which are reviewed primarily by our Chief Technology Officers and others as needed and incorporated into our overall enterprise cyber strategy and risk management program. Additionally, we have adopted an incident response plan which has been designed to identify and manage significant events that may impact our information technology infrastructure, including those arising from or related to cybersecurity threats.
We have also implemented a process to assess and review the cybersecurity practices of certain third-party vendors and service providers, such as those that may have access to restricted systems and data, including through review of System and Organization Controls (SOC) reports prior to onboarding. As appropriate, we also include contractual requirements regarding cybersecurity practices in third-party contracts.
We have a security awareness training program, required for all employees and contractors upon onboarding and on an annual basis thereafter, that is designed to raise awareness of cybersecurity threats across functions as well as to encourage consideration of cybersecurity risks across our Company. As part of this employee training program, we periodically conduct phishing simulations designed to raise employee awareness of such risks.
To date, we have not identified any cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. However, like other companies in our industry, we and our third-party vendors may, from time to time, experience threats and security incidents that could affect our information or systems. For more information, see “Risk Factors—Risks Related to Our Business—If our security measures are compromised now or in the future, or the security, confidentiality, integrity, or availability of our information technology, software, services, communications, or data is compromised, limited, or fails, this could have a material adverse effect on our business, financial condition, and results of operations.”
Governance Related to Cybersecurity Risks
Our Chief Technology Officer is responsible for the establishment and maintenance of our cybersecurity risk management processes, including the day-to-day oversight of the assessment and management of cybersecurity risks. Our Chief Technology Officer has over 15 years of experience in software development and security architecture. Our Chief Technology Officer provides reports to and meets periodically with our General Counsel to discuss and review our information security and cybersecurity risk management processes.
Our Board of Directors has delegated oversight of the Company’s enterprise risk management processes, including those related to cybersecurity risks, to the audit committee of the Board of Directors (the “Audit Committee”). Our General Counsel, following consultation with our Chief Technology Officer, provides updates to the Audit Committee concerning our cybersecurity program at its regular meetings, and the General Counsel and Chief Technology Officer provide a deeper review of the cybersecurity program, including information concerning areas of potential critical risk, to the Audit Committee approximately annually. The chair of the Audit Committee provides an overview of these updates to the Board following these sessions. In addition, the management team would escalate awareness of any material incidents to the Audit Committee promptly, should such an event occur.
Item 2. Properties
Our corporate headquarters is located in San Francisco, California and consists of approximately 9,197 square feet of space under a lease that expires on December 31, 2025. We also lease office space in Irving, Texas. We lease all of our facilities and do not own any real property. We believe that our facilities are sufficient to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations.

Item 3. Legal Proceedings
Beginning in April 2024, the Company and certain of our directors and officers have been named in lawsuits in the United States District Court for the Northern District of California. The first lawsuit captioned Kissler v. Doximity, Inc., et al. (Apr. 17, 2024) is a putative securities class action brought on behalf of our investors from February 9, 2022 and April 1, 2024 and asserts claims against the Company, our CEO and CFO for misrepresentations and omissions about our growth and profitability. The second lawsuit captioned Dalton v. Doximity, Inc., et al. (May 9, 2024) is brought derivatively on behalf of the Company, and asserts claims for, among other things, breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste against certain of our directors and officers on a similar basis to the securities lawsuit. Other similar lawsuits or proceedings may be initiated in the future. The defendants intend to defend vigorously against these actions.
For further discussion around our legal proceedings, please refer to Note 15—Commitments and Contingencies included in Part II, Item 8 of this Annual Report on Form 10-K.
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
Holders of Record
As of May 16, 2024, there were 465 stockholders of record of our Class A common stock and 59 stockholders of record for our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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

Issuer Purchases of Equity Securities
The following table presents information with respect to the repurchases of our Class A common stock during the three months ended March 31, 2024:

Period	Total Number of Shares Repurchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
January 1 - 31, 2024	—	$—	—	$61,982
February 1 - 29, 2024	—	$—	—	$61,982
March 1 - 31, 2024	787,054	$27.60	787,054	$40,258
Total	787,054		787,054
_______________
(1)On October 26, 2023, the Company’s board of directors authorized a program to repurchase up to $70 million of the Company’s Class A common stock over a period of 12 months. The repurchases can be executed through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans.
Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC, for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act.
The graph below shows the cumulative total return to our stockholders between June 24, 2021 (the date that our Class A common stock commenced trading on the NYSE) through March 31, 2024 in comparison to the S&P 500 Index and the S&P 500 Information Technology Index. The graph assumes (i) that $100 was invested in each of our Class A common stock, the S&P 500 Index, and the S&P 500 Information Technology Index at their respective closing prices on June 24, 2021 and (ii) reinvestment of gross dividends. The stock price performance shown in the graph represents past performance and should not be considered an indication of future stock price performance.

Comparison of Cumulative Total Return
200
150
100
50
0
06/24/21
06/30/21
09/30/21
12/31/21
03/31/22
06/30/22
09/30/22
12/31/22
03/31/23
06/30/23
09/30/23
12/31/23
03/31/24
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
A discussion regarding our financial condition and results of operations for the fiscal year ended March 31, 2024 compared to the fiscal year ended March 31, 2023 is presented below. A discussion regarding our financial condition and results of operations for the fiscal year ended March 31, 2023 compared to the fiscal year ended March 31, 2022 can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023 and filed with the SEC on May 26, 2023.
Overview
We are the leading digital platform for U.S. medical professionals, as measured by the number of members. Our members include more than 80% of U.S. physicians, spanning all 50 states and every medical specialty.
Our mission is to help every physician be more productive and provide better care for their patients. We are physicians-first, putting technology to work for doctors instead of the other way around. That guiding principle has enabled Doximity to become an essential and trusted professional platform for physicians. Our physician cloud puts modern software in the hands of physicians and other medical professionals, enabling our members to collaborate with colleagues, stay up to date with the latest medical news and research, manage their careers and on-call schedules, streamline documentation and administrative paperwork, and conduct virtual patient visits. Our revenue-generating customers, primarily pharmaceutical manufacturers and healthcare systems, have access to a suite of commercial solutions that benefit from broad physician usage.
At the core of our platform is the largest medical professional network in the nation, which creates proximity within our community of doctors and hundreds of thousands of other medical professionals. Verified members can search and connect with colleagues and specialists, which allows them to better coordinate patient care and streamline referrals. Our newsfeed addresses the ever increasing sub-specialization of medical expertise and volume of medical research by delivering news and information that is relevant to each physician's clinical practice. We also support physicians in their day-to-day practice of medicine with mobile-friendly and easy-to-use productivity tools such as voice and video dialer, secure messaging, digital faxing, and Doximity GPT. Our business model is designed to both respect and support physicians while driving value for our customers through our Marketing, Hiring, and Productivity Solutions. Our revenue-generating customers, primarily pharmaceutical manufacturers and health systems, have access to a suite of commercial solutions that benefit from broad physician usage.
Our business model has delivered high revenue growth at scale with profitability. For the fiscal years ended March 31, 2024, 2023 and 2022, we recognized revenue of $475.4 million, $419.1 million, and $343.5 million, respectively, representing year-over-year growth rates of 13% and 22%, respectively. Our net income was $147.6 million, $112.8 million, and $154.8 million for the fiscal years ended March 31, 2024, 2023, and 2022, respectively. For the fiscal years ended March 31, 2024, 2023 and 2022, we generated adjusted EBITDA of $230.5 million, $184.0 million, and $150.3 million, respectively. We have accomplished this while focusing on our core mission to help every physician be more productive and provide better care for their patients.
Key Business and Financial Metrics
We monitor a number of key business and financial metrics to assess the health and success of our business, including:
Customers with Trailing 12-Month Subscription Revenue Greater than $100,000 and $500,000. The number of customers with trailing 12-month (“TTM”) subscription revenue greater than $100,000 and $500,000 is a key indicator of the scale of our business, and is calculated by counting the number of customers that contributed more than $100,000 and $500,000, respectively, in subscription revenue in the TTM period. Our customer count is subject to adjustments for acquisitions, consolidations, spin-offs, and other market activity, and we present our total customer count for historical periods reflecting these adjustments.

The number of customers with at least $100,000 and $500,000 of revenue has grown steadily in recent years as we have engaged new customers and expanded within existing ones. These cohorts of customers accounted for approximately 90% and 81%, respectively, of our revenue in fiscal 2024.

	March 31,
	2024	2023	2022
Number of customers with at least $100,000 of revenue	296	294	251
Number of customers with at least $500,000 of revenue	98	80	71
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

	March 31,
	2024	2023	2022
Net revenue retention rate	114%	117%	157%

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
Hiring Solutions. We provide customers access to our platform which enables them to post job openings or deliver a fixed number of monthly messages to our network of medical professionals. Hiring Solutions contracts are noncancelable and customers are billed in annual, quarterly, or monthly installments in advance of the service period, and revenue is recognized ratably over the contractual term.
We also generate revenue from temporary and permanent medical recruiting services which we charge on an hourly-fee, and retainer and placement-fee basis, respectively. For the fiscal years ended March 31, 2024, 2023, and 2022, the revenue from temporary and permanent medical recruiting services was not significant to our total revenue.
Cost of Revenue
Cost of revenue is primarily comprised of expenses related to cloud hosting, personnel-related expenses for our customer success team, costs for third-party platform access, information technology and software-related services and contractors, and other services used in connection with the delivery and support of our platform. Our cost of revenue also includes the amortization of internal-use software development costs, editorial and other content-related expenses, and allocated overhead. Cost of revenue is driven by the growth of our member network and utilization of our productivity tools. We intend to continue to invest additional resources in our cloud infrastructure and our customer support organizations to support the growth of our business.

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
Sales and Marketing
Sales and marketing expense is primarily comprised of personnel-related expenses, sales incentive compensation, advertising costs, travel, and other event expenses. Sales and marketing expense also includes costs for third-party services and contractors, information technology and software-related costs, allocated overhead, amortization of intangible assets, and change in fair value of contingent earn-out consideration liability. We capitalize sales incentive compensation that is considered to be an incremental and recoverable cost of obtaining a contract with a customer. These sales incentive compensation costs are amortized over the period of benefit. We expect sales and marketing expense to increase and to be our largest expense on an absolute basis.
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
Provision for (Benefit from) Income Taxes
Provision for (benefit from) income taxes consists primarily of income taxes in U.S. federal, state, and local jurisdictions in which we conduct business. We continue to maintain a valuation allowance related to specific net deferred tax assets where it is not more likely than not that the deferred tax assets will be realized, which includes Arizona research and development credits, California alternative minimum tax credits, and capital loss carryforwards. Our effective income tax rate generally differs from the U.S. statutory tax rate of 21.0% primarily due to U.S. federal and state research and development tax credits, stock-based compensation related tax benefits, change in valuation allowance, and state income taxes.

Results of Operations
The following tables set forth our consolidated results of operations data and such data as a percentage of revenue for the periods presented.

	Fiscal Year Ended March 31,
	2024	2023	2022
	(in thousands)
Revenue	$475,422	$419,052	$343,548
Cost of revenue(1)	50,669	53,490	39,787
Gross profit	424,753	365,562	303,761
Operating expenses:
Research and development(1)	81,983	80,186	62,350
Sales and marketing(1)	133,129	123,523	92,129
General and administrative(1)	37,827	36,745	35,746
Restructuring(1)	7,936	—	—
Total operating expenses	260,875	240,454	190,225
Income from operations	163,878	125,108	113,536
Other income, net	21,324	8,048	469
Income before income taxes	185,202	133,156	114,005
Provision for (benefit from) income taxes	37,620	20,338	(40,778)
Net income	$147,582	$112,818	$154,783
_______________
(1)Costs and expenses include stock-based compensation expense as follows:

	Fiscal Year Ended March 31,
	2024	2023	2022
	(in thousands)
Cost of revenue	$9,479	$9,634	$4,979
Research and development	11,978	12,583	7,065
Sales and marketing	16,857	16,939	8,108
General and administrative	9,116	8,678	11,290
Restructuring	$3,646	$—	$—
Total stock-based compensation expense	$51,076	$47,834	$31,442

	Fiscal Year Ended March 31,
	2024	2023	2022
	(percentages of revenue)
Revenue	100%	100%	100%
Cost of revenue	11	13	12
Gross profit	89	87	88
Operating expenses:
Research and development	17	19	18
Sales and marketing	28	29	27
General and administrative	8	9	10
Restructuring	2	0	0
Total operating expenses	55	57	55
Income from operations	34	30	33
Other income, net	5	2	—
Income before income taxes	39	32	33
Provision for (benefit from) income taxes	8	5	(12)
Net income	31%	27%	45%

Comparison of the Fiscal Years Ended March 31, 2024 and 2023.
Revenue

	Fiscal Year Ended March 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Revenue	$475,422	$419,052	$56,370	13%
Revenue for the fiscal year ended March 31, 2024 increased $56.4 million as compared to the fiscal year ended 2023. The increase was primarily driven by a $60.3 million increase in subscription revenue. Of the increase in subscription revenue, $9.4 million was driven by the addition of new subscription customers1 and $50.9 million was due to the expansion of existing customers. The expansion of existing customers was primarily driven by average revenue per existing Marketing Solutions customer increasing by 19% as a result of adding new and growing existing brands and service lines. Approximately 95% of our revenue for the fiscal year ended March 31, 2024 was derived from subscription customers. The remaining change in revenue was due to a reduction in permanent placement recruiting services.
Cost of revenue, gross profit, and gross margin

	Fiscal Year Ended March 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Cost of revenue	$50,669	$53,490	$(2,821)	(5)%
Gross profit	$424,753	$365,562	$59,191	16%
Gross margin	89%	87%
Cost of revenue for the fiscal year ended March 31, 2024 decreased $2.8 million as compared to the fiscal year ended 2023, primarily driven by a decrease in personnel-related costs as a result of a reduction in average headcount due to the Company’s restructuring plan executed in August 2023 and a decrease in other third-party expenses.
The gross margin for the fiscal year ended March 31, 2024 increased due to growth in our revenue as well as a reduction in our costs of revenue as a result of the Company’s restructuring plan executed in August 2023.
Operating Expenses
Research and development

	Fiscal Year Ended March 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Research and development	$81,983	$80,186	$1,797	2%
Research and development expense for the fiscal year ended March 31, 2024 increased $1.8 million as compared to the fiscal year ended 2023, primarily driven by a $1.2 million increase in third-party contractor costs and a $1.0 million increase in hosting and software license costs associated with running operations and ongoing projects and services to continuously improve and optimize our products and services.
Sales and marketing

	Fiscal Year Ended March 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Sales and marketing	$133,129	$123,523	$9,606	8%
Sales and marketing expense for the fiscal year ended March 31, 2024 increased $9.6 million as compared to the fiscal year ended 2023, primarily driven by a $3.9 million increase in market research and trade shows, a $1.6 million increase in personnel-related costs due to merit increases offset by reduction in average headcount as a result of the Company’s restructuring plan executed in August 2023, a $1.4 million increase in software-related costs, and a $0.9 million increase in employee events and travel-related expenses.
1 We define new subscription customers as revenue generating subscription customers in the current fiscal period who did not contribute any revenue for the same period in the prior fiscal year.

General and administrative

	Fiscal Year Ended March 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
General and administrative	$37,827	$36,745	$1,082	3%
General and administrative expense for the fiscal year ended March 31, 2024 increased $1.1 million as compared to the fiscal year ended 2023, primarily driven by a $1.0 million increase in accounting and legal fees.
Restructuring

	Fiscal Year Ended March 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Restructuring	$7,936	$—	$7,936	NM
In August 2023, the Company initiated a restructuring plan to better align the Company’s resources with its priorities and reduced its workforce by 10%. The $7.9 million in restructuring charges incurred during the fiscal year ended March 31, 2024 consisted of $4.3 million of severance payments and employee benefits and $3.6 million of stock-based compensation expense for the accelerated vesting of equity awards.
Other income, net

	Fiscal Year Ended March 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Other income, net	$21,324	$8,048	$13,276	165%
Other income, net for the fiscal year ended March 31, 2024 increased $13.3 million as compared to the fiscal year ended 2023, primarily driven by increases in interest income due to higher yields earned on our cash equivalents and marketable securities portfolio and a higher average portfolio balance.
Provision for income taxes

	Fiscal Year Ended March 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Provision for income taxes	$37,620	$20,338	$17,282	85%
Income tax expense for the fiscal year ended March 31, 2024 increased $17.3 million as compared to the fiscal year ended 2023, primarily driven by higher income before taxes and decreased tax deductions from stock award activities, offset by transferable federal tax credits and the release of a valuation allowance associated with California research and development tax credits that are expected to be utilized.
___________________
NM: Percentage not meaningful.
Liquidity and Capital Resources
Since inception, we have financed operations primarily through proceeds received from sales of equity securities and payments received from our customers. As of March 31, 2024, our principal sources of liquidity were cash and cash equivalents and marketable securities of $762.9 million. Our marketable securities consist of U.S. government and agency securities, corporate notes and bonds, commercial paper, asset-backed securities, and sovereign bonds.
In June 2021, we completed our IPO, in which we issued and sold 22,505,750 shares of our Class A common stock at $26.00 per share, including 3,495,000 shares issued upon the exercise of the underwriters’ option to purchase additional shares. We received proceeds of $548.5 million after deducting underwriting discounts and commissions as well as deferred offering costs.

The Company’s board of directors authorized various programs to repurchase up to $340 million of the Company’s Class A common stock. Under these programs, the Company repurchased and retired 13,790,535 shares of Class A common stock. All of these programs were completed as of October 2023.
On October 26, 2023, the Company’s board of directors authorized a program to repurchase up to $70 million of the Company’s Class A common stock over a period of 12 months. The repurchases are subject to general business and market conditions and other investment opportunities and may be executed through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. Immediately upon the repurchase of any shares of Class A common stock, such shares shall be retired by the Company and shall automatically return to the status of authorized but unissued shares of Class A common stock. As of March 31, 2024, the Company repurchased and retired 1,119,014 shares of Class A common stock for an aggregate purchase price of $29.7 million. As of March 31, 2024, $40.3 million remained available and authorized for repurchase.
Effective January 1, 2023, the Company’s share repurchases in excess of allowable share issuances are subject to a 1% excise tax as a result of the Inflation Reduction Act of 2022. During the fiscal year ended March 31, 2024, the Company incurred excise taxes of $1.5 million, all of which remained unpaid as of March 31, 2024. The Company did not incur any excise taxes during the prior year.
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
For further details regarding our cash requirements from noncancelable operating lease obligations and other contractual commitments, see Note 15—Commitments and Contingencies and Note 16—Leases included in Part II, Item 8 of this Annual Report on Form 10-K.
Cash Flows

	Fiscal Year Ended March 31,
	2024	2023	2022
	(in thousands)
Net cash provided by operating activities	$184,096	$179,602	$126,575
Net cash provided by (used in) investing activities	$31,186	$(59,923)	$(640,574)
Net cash provided by (used in) financing activities	$(276,524)	$(74,461)	$560,415
Net cash provided by operating activities
Cash provided by operating activities was $184.1 million for the fiscal year ended March 31, 2024. This consisted of net income of $147.6 million, adjusted for non-cash items of $61.0 million and a net outflow from operating assets and liabilities of $24.5 million. Non-cash items primarily consisted of stock-based compensation expense of $51.1 million, depreciation and amortization expense of $10.3 million, amortization of deferred contract costs of $8.9 million, non-cash lease expense of $2.1 million, partially offset by deferred income taxes of $8.6 million and accretion of discount on marketable securities of $5.2 million. The net outflow from operating assets and liabilities was driven by a $20.5 million increase in prepaid expenses and other assets primarily due to the prepayment of taxes, an $8.6 million increase in deferred contract costs due to increased sales activity, a decrease of $6.1 million in deferred revenue due to the timing of customer billings and program launches. The outflows were partially offset by an $8.3 million increase in accounts payable, accrued expenses, and other liabilities which was primarily due to the timing of transferable tax credit payments and a $4.0 million decrease in accounts receivable due to the timing of billings and collections. During the fiscal years ended March 31, 2024 and 2023, the Company made $51.3 million and $5.2 million, respectively, in payments for taxes. The increase in cash paid for income taxes was partially related to the Tax Cuts and Jobs Act of 2017, which eliminated the option to deduct research and development expenditures and required taxpayers to capitalize and amortize them over five or fifteen years. Although Congress is considering legislation that would defer the amortization requirement to later years, we have no assurance that the provision will be so deferred, repealed or otherwise modified. The requirement may also reduce our cash flows from operating activities in future periods, the amounts and specific periods of which we are unable to estimate at this time.
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
Net cash provided by (used in) investing activities
Cash provided by investing activities was $31.2 million for the fiscal year ended March 31, 2024, which primarily consisted of proceeds from the maturities of marketable securities of $435.2 million and proceeds from the sale of marketable securities of $74.7 million. These inflows were partially offset by $472.9 million of marketable securities purchases and $5.7 million for internal-use software development costs.
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
Net cash provided by (used in) financing activities
Cash used in financing activities was $276.5 million for the fiscal year ended March 31, 2024, which primarily consisted of common stock repurchases of $280.7 million, $6.8 million of taxes paid related to the net share settlement of equity awards, and $5.4 million of payments for contingent consideration related to the AMiON acquisition. These payments were partially offset by $12.9 million of proceeds from the exercise of stock options and common stock warrants and $3.4 million of proceeds from the issuance of common stock related to the employee stock purchase plan.
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

The following table presents a reconciliation of net income to adjusted EBITDA, adjusted EBITDA margin, and net income margin (in thousands, except percentages):

	Fiscal Year Ended March 31,
	2024	2023	2022
Net income	$147,582	$112,818	$154,783
Adjusted to exclude the following:
Acquisition and other related expenses	—	30	254
Stock-based compensation	47,430	47,834	31,442
Depreciation and amortization	10,265	10,283	5,040
Provision for (benefit from) income taxes	37,620	20,338	(40,778)
Restructuring expense	7,936	—	—
Change in fair value of contingent earn-out consideration liability	951	728	—
Other income, net	(21,324)	(8,048)	(469)
Adjusted EBITDA	$230,460	$183,983	$150,272

Revenue	$475,422	$419,052	$343,548
Net income margin	31%	27%	45%
Adjusted EBITDA margin	48%	44%	44%
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
The following table presents a reconciliation of our free cash flow to the most comparable GAAP measure, net cash provided by operating activities, for each of the periods indicated (in thousands):

	Fiscal Year Ended March 31,
	2024	2023	2022
Net cash provided by operating activities	$184,096	$179,602	$126,575
Purchases of property and equipment	(147)	(1,701)	(1,912)
Internal-use software development costs	(5,654)	(4,483)	(3,785)
Free cash flow	$178,295	$173,418	$120,878
Other cash flow components:
Net cash provided by (used in) investing activities	$31,186	$(59,923)	$(640,574)
Net cash provided by (used in) financing activities	$(276,524)	$(74,461)	$560,415
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
Stock-Based Compensation
Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense in the consolidated statements of operations over the requisite service period, which is generally the vesting period of the respective award.
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
Interest Rate Risk
Our cash and cash equivalents and marketable securities primarily consist of cash on hand and highly liquid investments in money market funds, corporate notes and bonds, asset-backed securities, commercial paper, U.S. government and agency securities, and sovereign bonds. As of March 31, 2024 and 2023, we had cash and cash equivalents of $96.8 million and $158.0 million and marketable securities of $666.1 million and $683.0 million, respectively. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair value of our investments. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates.
A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $3.4 million and $5.0 million, respectively, in the market value of our cash equivalents and marketable securities as of March 31, 2024 and March 31, 2023. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investments caused by a change in interest rates are recorded in other comprehensive income and are realized in net income only if we sell the underlying securities.
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Doximity, Inc. and subsidiaries (the "Company") as of March 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, redeemable convertible preferred stock and stockholders’ equity, and cash flows, for each of the three years in the period ended March 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 23, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue Recognition–Subscriptions–Refer to Notes 2 and 3 to the financial statements
Critical Audit Matter Description
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

/s/ Deloitte & Touche LLP
San Francisco, California
May 23, 2024

We have served as the Company's auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Doximity, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Doximity Inc. and subsidiaries (the “Company”) as of March 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company as of and for the year ended March 31, 2024, of the Company and our report dated May 23, 2024 expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
San Francisco, California
May 23, 2024

DOXIMITY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	As of March 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$96,785	$158,027
Marketable securities	666,115	682,972
Accounts receivable, net of allowance for doubtful accounts of $1,893 and $887 as of March 31, 2024 and 2023, respectively	101,332	107,047
Prepaid expenses and other current assets	48,709	27,407
Total current assets	912,941	975,453
Property and equipment, net	12,318	11,279
Deferred income tax assets	45,068	34,907
Operating lease right-of-use assets	12,332	13,819
Intangible assets, net	27,317	31,836
Goodwill	67,940	67,940
Other assets	1,458	1,654
Total assets	$1,079,374	$1,136,888
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,253	$1,272
Accrued expenses and other current liabilities	43,703	31,245
Deferred revenue, current	99,145	105,238
Operating lease liabilities, current	2,149	1,752
Total current liabilities	147,250	139,507
Deferred revenue, non-current	211	198
Operating lease liabilities, non-current	12,397	13,885
Contingent earn-out consideration liability, non-current	10,895	15,942
Other liabilities, non-current	7,224	1,240
Total liabilities	177,977	170,772
Commitments and contingencies (Note 15)
Stockholders’ Equity
Preferred stock, $0.001 par value; 100,000 shares authorized as of March 31, 2024 and 2023, respectively; zero shares issued and outstanding as of March 31, 2024 and 2023, respectively	—	—
Class A and Class B common stock, $0.001 par value; 1,500,000 shares authorized as of March 31, 2024 and 2023, respectively; 186,562 and 193,941 shares issued and outstanding as of March 31, 2024 and 2023, respectively	187	194
Additional paid-in capital	823,885	762,150
Accumulated other comprehensive loss	(2,664)	(14,083)
Retained earnings	79,989	217,855
Total stockholders' equity	901,397	966,116
Total liabilities and stockholders’ equity	$1,079,374	$1,136,888
The accompanying notes are an integral part of these consolidated financial statements.

DOXIMITY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal Year Ended March 31,
	2024	2023	2022
Revenue	$475,422	$419,052	$343,548
Cost of revenue	50,669	53,490	39,787
Gross profit	424,753	365,562	303,761
Operating expenses:
Research and development	81,983	80,186	62,350
Sales and marketing	133,129	123,523	92,129
General and administrative	37,827	36,745	35,746
Restructuring	7,936	—	—
Total operating expenses	260,875	240,454	190,225
Income from operations	163,878	125,108	113,536
Other income, net	21,324	8,048	469
Income before income taxes	185,202	133,156	114,005
Provision for (benefit from) income taxes	37,620	20,338	(40,778)
Net income	$147,582	$112,818	$154,783
Undistributed earnings attributable to participating securities	—	—	(21,526)
Net income attributable to Class A and Class B common stockholders, basic and diluted	$147,582	$112,818	$133,257
Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.78	$0.58	$0.82
Diluted	$0.72	$0.53	$0.70
Weighted-average shares used in computing net income per share attributable to Class A and Class B common stockholders:
Basic	190,172	193,176	163,484
Diluted	205,734	213,425	191,017
The accompanying notes are an integral part of these consolidated financial statements.

DOXIMITY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Year Ended March 31,
	2024	2023	2022
Net income	$147,582	$112,818	$154,783
Other comprehensive income (loss)
Change in unrealized gain (loss) on available-for-sale-securities, net of tax benefit (provision) of $(3,874), $(425), and $5,199, respectively	11,419	1,211	(15,273)
Comprehensive income	$159,001	$114,029	$139,510
The accompanying notes are an integral part of these consolidated financial statements.

DOXIMITY, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of March 31, 2021	76,287	$81,458	82,910	$83	$30,357	$(21)	$36,324	$66,743
Stock-based compensation	—	—	—	—	29,341	—	—	29,341
Exercise of stock options	—	—	10,823	11	12,601	—	—	12,612
Vesting of restricted stock units, net of shares withheld for employee taxes	—	—	24	—	—	—	—	—
Tax withholding on shares under stock-based compensation awards	—	—	—	—	(817)	—	—	(817)
Repurchase and retirement of common stock	—	—	(181)	—	(2,698)	—	—	(2,698)
Common stock warrant expense	—	—	—	—	2,598	—	—	2,598
Other comprehensive loss	—	—	—	—	—	(15,273)	—	(15,273)
Conversion of redeemable convertible preferred stock upon initial public offering	(76,287)	(81,458)	76,287	76	81,382	—	—	81,458
Issuance of common stock upon initial public offering, net of offering costs	—	—	22,506	22	548,430	—	—	548,452
Issuance of common stock in connection with the employee stock purchase plan	—	—	29	—	1,395	—	—	1,395
Net income	—	—	—	—	—	—	154,783	154,783
Balance as of March 31, 2022	—	$—	192,398	$192	$702,589	$(15,294)	$191,107	$878,594
Stock-based compensation	—	—	—	—	43,343	—	—	43,343
Exercise of stock options and common stock warrants	—	—	3,842	4	9,925	—	—	9,929
Vesting of restricted stock units, net of shares withheld for employee taxes	—	—	223	—	—	—	—	—
Tax withholding on shares under stock-based compensation awards	—	—	—	—	(3,822)	—	—	(3,822)
Repurchase and retirement of common stock	—	—	(2,675)	(2)	—	—	(86,070)	(86,072)
Common stock warrant expense	—	—	—	—	5,356	—	—	5,356
Issuance of common stock in connection with the employee stock purchase plan	—	—	153	—	4,759	—	—	4,759
Other comprehensive income	—	—	—	—	—	1,211	—	1,211
Net income	—	—	—	—	—	—	112,818	112,818
Balance as of March 31, 2023	—	$—	193,941	$194	$762,150	$(14,083)	$217,855	$966,116

DOXIMITY, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (Continued)
(in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of March 31, 2023	—	$—	193,941	$194	$762,150	$(14,083)	$217,855	$966,116
Stock-based compensation	—	—	—	—	46,788	—	—	46,788
Exercise of stock options and common stock warrants	—	—	4,144	4	12,888	—	—	12,892
Vesting of restricted stock units, net of shares withheld for employee taxes	—	—	532	1	(1)	—	—	—
Tax withholding on shares under stock-based compensation awards	—	—	—	—	(6,756)	—	—	(6,756)
Repurchase and retirement of common stock, including excise tax	—	—	(12,235)	(12)	—	—	(285,448)	(285,460)
Common stock warrant expense	—	—	—	—	5,370	—	—	5,370
Issuance of common stock in connection with the employee stock purchase plan	—	—	180	—	3,446	—	—	3,446
Other comprehensive income	—	—	—	—	—	11,419	—	11,419
Net income	—	—	—	—	—	—	147,582	147,582
Balance as of March 31, 2024	—	$—	186,562	$187	$823,885	$(2,664)	$79,989	$901,397
The accompanying notes are an integral part of these consolidated financial statements.

DOXIMITY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended March 31,
	2024	2023	2022
Cash flows from operating activities
Net income	$147,582	$112,818	$154,783
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,265	10,283	5,040
Deferred income taxes	(8,593)	13,226	(41,247)
Stock-based compensation, net of amounts capitalized	51,076	47,834	31,442
Non-cash lease expense	2,074	2,027	1,159
Amortization of premium (accretion of discount) on marketable securities, net	(5,238)	3,115	4,332
Net loss on sale of marketable securities	402	1,093	1,231
Amortization of deferred contract costs	8,871	8,785	9,755
Change in fair value of contingent earn-out consideration liability	951	728	—
Other	1,230	726	410
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	3,993	(26,242)	(31,017)
Prepaid expenses and other assets	(20,483)	(3,448)	(9,089)
Deferred contract costs	(8,608)	(8,462)	(9,609)
Accounts payable, accrued expenses and other liabilities	8,332	(195)	8,664
Deferred revenue	(6,080)	17,527	1,828
Operating lease liabilities	(1,678)	(213)	(1,107)
Net cash provided by operating activities	184,096	179,602	126,575
Cash flows from investing activities
Cash paid for acquisition	—	(53,500)	—
Purchases of property and equipment	(147)	(1,701)	(1,912)
Internal-use software development costs	(5,654)	(4,483)	(3,785)
Purchases of marketable securities	(472,867)	(190,560)	(1,317,193)
Maturities of marketable securities	435,179	83,139	47,919
Sales of marketable securities	74,675	107,182	633,802
Other	—	—	595
Net cash provided by (used in) investing activities	31,186	(59,923)	(640,574)
Cash flows from financing activities
Proceeds from issuance of common stock upon initial public offering after deducting underwriting discounts and commissions	—	—	553,905
Proceeds from issuance of common stock upon exercise of stock options and common stock warrants	12,892	9,926	12,612
Proceeds from issuance of common stock in connection with the employee stock purchase plan	3,446	4,759	1,395
Taxes paid related to net share settlement of equity awards	(6,756)	(3,822)	(817)
Repurchase of common stock	(280,716)	(85,324)	(2,698)
Payment of contingent consideration related to a business combination	(5,390)	—	—
Payments of deferred offering costs	—	—	(3,982)
Net cash provided by (used in) financing activities	(276,524)	(74,461)	560,415
Net increase (decrease) in cash and cash equivalents	(61,242)	45,218	46,416
Cash and cash equivalents, beginning of period	158,027	112,809	66,393
Cash and cash equivalents, end of period	$96,785	$158,027	$112,809

DOXIMITY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

Supplemental disclosures of cash flow information
Cash paid for taxes, net of refunds	$51,274	$5,231	$206
Non-cash financing and investing activities
Conversion of redeemable convertible preferred stock to common stock	$—	$—	$81,458
Fair value of contingent earn-out consideration included in purchase consideration	$—	$21,134	$—
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$587	$14,759	$1,151
Repurchase included in accrued expenses	$4,000	$748	$—
Excise tax payable on share repurchases	$1,493	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business
Description of Business
Doximity, Inc. (the “Company”) was incorporated in the state of Delaware in April 2010 as 3MD Communications, Inc. and is headquartered in San Francisco, California. The Company subsequently changed its name to Doximity, Inc. in June 2010. The Company provides an online platform, which enables physicians and other healthcare professionals to collaborate with their colleagues, stay up to date with the latest medical news and research, manage their careers and on-call schedules, streamline documentation and administrative paperwork, and conduct virtual patient visits. The Company’s customers primarily include pharmaceutical companies and health systems that connect with healthcare professionals through the Company’s digital Marketing and Hiring Solutions. Marketing Solutions provide customers with the ability to share tailored content on the network. Hiring Solutions enable customers to identify, connect with, and hire from the network of both active and passive potential medical professional candidates.
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
Use of Estimates
The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts stated in the consolidated financial statements and accompanying notes. These judgments, estimates, and assumptions are used for, but not limited to, revenue recognition, the fair values of acquired intangible assets and goodwill, the useful lives of long-lived assets, fair value of contingent earn-out consideration, and deferred income taxes. The Company bases its estimates on historical experience and on assumptions that management

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
considers reasonable. The Company assesses these estimates on a regular basis; however, actual results could differ from these estimates due to risks and uncertainties, including uncertainty in the current economic environment.
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
Concentrations of credit risk with respect to accounts receivable are primarily limited to certain customers to which the Company makes substantial sales. No customer represented 10% or more of revenue for the fiscal years ended 2024, 2023, and 2022. The Company’s significant customers that represented 10% or more of accounts receivable, net for the periods presented were as follows:

	Accounts Receivable, Net
	As of March 31,
	2024	2023
Customer A	*	18%
Customer B	15%	*
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
The Company recognizes revenue through the following five steps:
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
Contractual terms for Marketing Solutions contracts are generally 12 months or less. Customers are generally billed for a portion of the contract upon contract execution and then billed throughout the remainder of the contract based on various time-based milestones. Certain Marketing Solutions contracts are cancelable with a customary notice period. The Company does not refund customer payments, and customers are responsible for amounts invoiced where payment was not made upon

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
cancellation. The contractual term for Hiring Solutions contracts is generally 12 months. Hiring Solutions contracts are noncancelable and customers are billed in annual, quarterly, or monthly installments in advance of the service period.
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
4)Allocate the transaction price to performance obligations in the contract
If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative stand-alone selling price (“SSP”). The determination of a SSP for each distinct performance obligation requires judgment. The Company determines SSP for performance obligations based on historical arrangements sold on a standalone basis. To the extent historical sales are not available or do not provide sufficient evidence, the Company estimates the SSP by taking into account overall pricing objectives, which take into consideration market conditions and customer-specific factors, including a review of internal discounting tables, the type of services being sold, and

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
other factors. The Company believes the use of its estimation approach and allocation of the transaction price on a relative SSP basis to each performance obligation results in revenue recognition in a manner consistent with the underlying economics of the transaction and the allocation principle included in ASC 606.
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
Contract Balances
Timing of revenue recognition may differ from the timing of invoicing to customers. Marketing Solutions customers are generally billed for a portion of the contract upon contract execution and then billed throughout the remainder of the contract based on various time-based milestones, starting when the tailored content is first shared on the Doximity platform. Hiring Solutions customers are generally billed periodically throughout the service period. The Company’s contracts do not contain significant financing components.
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
Deferred Contract Costs
The Company capitalizes sales compensation that is considered to be an incremental and recoverable cost of obtaining a contract with a customer. The Company pays commissions based on signing new arrangements with customers and upon renewals and expansion of existing contracts with customers.
Deferred compensation is generally amortized over the weighted-average contractual term, ranging from 7 months to 14 months. The portion of deferred compensation expected to be recognized within one year of the balance sheet date is included in prepaid expenses and other current assets and the remaining portion is recorded as other assets on the consolidated balance sheets. The amortization of deferred contract costs is included in sales and marketing expense in the consolidated statements of operations. Sales compensation that is not considered an incremental cost is expensed in the same period that it was earned.
Fair Value of Financial Instruments
Available-for-sale debt securities are recorded at fair value on the consolidated balance sheets. The carrying value of cash equivalents, accounts receivable, accounts payable, and accrued expenses and other current liabilities approximate their respective fair values due to their short maturities.

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company’s marketable securities portfolio includes only debt securities. Marketable debt securities that the Company may sell prior to maturity in response to changes in the Company's investment strategy, liquidity needs, or for other reasons are classified as available-for-sale. The Company's portfolio as of March 31, 2024 and 2023 includes only available-for-sale securities. Available-for-sale securities are stated at fair value as of each balance sheet date. Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive income, a component of stockholders’ equity on the consolidated balance sheets. The Company’s marketable securities are available for use in current operations, even if the security matures beyond 12 months. The Company classifies its marketable securities as current assets on the consolidated balance sheets.
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
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. The Company estimates its allowance for doubtful accounts by evaluating the Company’s ability to collect outstanding receivable balances. The Company considers various factors, including the age of the balance, the creditworthiness of the customer, which is assessed based on ongoing credit evaluations, payment history and the customer’s current financial condition. The Company had no material bad debt write offs for the years ending March 31, 2024, 2023, and 2022.

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Goodwill, Intangible Assets, and Long-Lived Assets
Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized, but is tested for impairment at least annually in its fourth fiscal quarter or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company has one reporting unit and evaluates goodwill for impairment at the entity level. If the carrying value of the reporting unit exceeds its fair value, an impairment charge is recognized for the excess of the carrying value of the reporting unit over its fair value, limited to the amount of goodwill allocated to the reporting unit.
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

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Prior to the IPO, the Company granted stock options and warrants which were valued using the Black-Scholes pricing model, and after the IPO, the Company has granted warrants and ESPP rights which are valued using the Black-Scholes pricing model. The assumptions used in the Black-Scholes models are determined as follows:
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

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Leases
The Company determines if a contract is or contains a lease at inception. All of the Company’s leases are operating leases. Operating lease right-of-use assets and lease liabilities with a lease term greater than 12 months are recognized at the lease commencement date based on the present value of the lease payments over the lease term, which would include extension or termination options if it is reasonably certain that such options will be exercised, discounted using the Company’s incremental borrowing rate. As none of the Company’s leases provide an implicit rate, the incremental borrowing rate used is estimated based on what the Company would be required to pay for a collateralized loan over a similar term as the lease. The Company amortizes the present value of each right-of-use asset on a straight-line basis over its remaining lease term. Leases are included in operating lease right-of-use assets, operating lease liabilities, current, and operating lease liabilities, non-current on the consolidated balance sheets.
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

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Cost of Revenue
Cost of revenue consists primarily of expenses related to cloud hosting, personnel-related expenses for the Company’s customer success team, costs for third-party platform access, information-technology and software-related services and contractors, and other services used in connection with delivery and support of the Company’s platform. Cost of revenue also includes the amortization of internal-use software development costs, editorial and other content-related expenses, and allocated overhead.
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
Restructuring
Restructuring expense primarily consists of severance payments, employee benefits, and stock-based compensation in relation to the modification of equity awards associated with the management-approved plan. One-time employee termination benefits are recognized at the time of communication of the terms of the plan to the employees, unless future service is required, in which case the costs are recognized over the future service period. The Company records these costs in restructuring expense in the consolidated statements of operations.
Advertising Expenses
Advertising costs are expensed as incurred and are included in sales and marketing expense in the consolidated statements of operations. Advertising expense was $2.5 million, $2.6 million, and $2.8 million for the fiscal years ended March 31, 2024, 2023, and 2022, respectively.
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

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Company’s annual periods beginning April 1, 2025, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.
3. Revenue Recognition
Revenue Disaggregation
Revenue consisted of the following (in thousands):

	Fiscal Year Ended March 31,
	2024	2023	2022
Subscription	$450,071	$389,739	$319,298
Other	25,351	29,313	24,250
Total revenue	$475,422	$419,052	$343,548
Contract Balances
Changes in the Company’s deferred revenue balances were as follows (in thousands):

	As of March 31,
	2024	2023
Beginning balance	$105,436	$84,985
Additions, net, during the period	469,342	439,503
Revenue recognized from the beginning balance	(104,437)	(83,231)
Revenue recognized from contracts invoiced during the period	(370,985)	(335,821)
Ending balance	$99,356	$105,436
Included in the additions, net, during the fiscal year ended March 31, 2023 was $2.9 million of additions due to the AMiON acquisition which closed on April 1, 2022. See Note 8 — Business Combinations for additional information.
The Company’s unbilled revenue balances were $2.3 million and $2.2 million as of March 31, 2024 and 2023, respectively.
Deferred Contract Costs
The Company capitalized $8.6 million, $8.5 million, and $9.6 million of contract acquisition costs for the fiscal years ended March 31, 2024, 2023, and 2022, respectively. Amortization of deferred contract costs was $8.9 million, $8.8 million, and $9.8 million for the fiscal years ended March 31, 2024, 2023, and 2022, respectively. As of March 31, 2024, the Company’s current and non-current deferred contract cost balances were $5.0 million and $0.4 million, respectively. As of March 31, 2023, the Company’s current and non-current deferred contract cost balances were $5.1 million and $0.6 million, respectively. Deferred contract costs are periodically analyzed for impairment. There were no impairment losses relating to deferred contract costs during the fiscal years ended March 31, 2024, 2023, and 2022. Deferred contract costs, current are classified within prepaid expenses and other current assets on the consolidated balance sheets and amounts related to the prior year have been reclassified to conform to current period classification.

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Investments
The cost, gross unrealized gains and losses, and fair value of investments are as follows (in thousands):

	As of March 31, 2024
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Corporate notes and bonds	$1,180	—	—	$1,180
Money market funds	83,049	—	—	83,049
Total cash equivalents	84,229	—	—	84,229
Marketable securities:
Asset-backed securities	121	—	—	121
Commercial paper	70,804	1	(50)	70,755
Corporate notes and bonds	225,880	133	(191)	225,822
Sovereign bonds	7,749	—	(73)	7,676
U.S. government and agency securities	365,123	2	(3,384)	361,741
Total marketable securities	669,677	136	(3,698)	666,115
Total cash equivalents and marketable securities	$753,906	$136	$(3,698)	$750,344
As of March 31, 2024, the contractual maturities of the Company’s available-for-sale debt securities were as follows (in thousands):

Fair Value
Due within one year	$543,915
Due in one year to two years	123,259
Asset-backed securities	121
Total	$667,295
Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations.
The cost, gross unrealized gains and losses, and fair value of investments were as follows (in thousands):

	As of March 31, 2023
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$126,275	$—	$—	$126,275
Total cash equivalents	126,275	—	—	126,275
Marketable securities:
Asset-backed securities	7,271	—	(71)	7,200
Certificates of deposit	27,380	—	(80)	27,300
Commercial paper	78,609	6	(126)	78,489
Corporate notes and bonds	119,241	49	(778)	118,512
Sovereign bonds	7,744	—	(360)	7,384
U.S. government and agency securities	461,584	12	(17,509)	444,087
Total marketable securities	701,829	67	(18,924)	682,972
Total cash equivalents and marketable securities	$828,104	$67	$(18,924)	$809,247
As of March 31, 2024 and 2023, the Company has recognized accrued interest of $3.8 million and $2.8 million, respectively, which is included in prepaid expenses and other current assets in the consolidated balance sheets.

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The unrealized losses associated with the Company’s debt securities were $3.7 million and $18.9 million as of March 31, 2024 and 2023, respectively. As the Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or until the cost basis is recovered, the Company did not recognize any impairment on these securities as of March 31, 2024 and 2023. The Company did not recognize any credit losses related to the Company’s debt securities as of March 31, 2024 and 2023. The fair value related to the debt securities with unrealized loss for which no credit losses were recognized was $547.5 million and $653.4 million as of March 31, 2024 and 2023, respectively.
The following tables summarize the gross unrealized losses and fair values of investments in an unrealized loss position, aggregated by security type and length of time that the individual securities have been in a continuous unrealized loss position (in thousands):

	As of March 31, 2024
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Asset-backed securities	$—	$—	$121	$—	$121	$—
Commercial paper	67,336	(50)	—	—	67,336	(50)
Corporate notes and bonds	131,443	(191)	—	—	131,443	(191)
Sovereign bonds	—	—	7,676	(73)	7,676	(73)
U.S. government and agency securities	81,130	(139)	259,784	(3,245)	340,914	(3,384)
Total	$279,909	$(380)	$267,581	$(3,318)	$547,490	$(3,698)

	As of March 31, 2023
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Asset-backed securities	$2,601	$(12)	$4,599	$(59)	$7,200	$(71)
Certificates of deposit	27,018	(80)	—	—	27,018	(80)
Commercial paper	70,681	(126)	—	—	70,681	(126)
Corporate notes and bonds	42,575	(113)	58,766	(665)	101,341	(778)
Sovereign bonds	—	—	7,384	(360)	7,384	(360)
U.S. government and agency securities	—	—	439,748	(17,509)	439,748	(17,509)
Total	$142,875	$(331)	$510,497	$(18,593)	$653,372	$(18,924)

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. Fair Value Measurements
The following tables present the fair value hierarchy for the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of March 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Corporate notes and bonds	$—	$1,180	$—	$1,180
Money market funds	83,049	—	—	83,049
Total cash equivalents	83,049	1,180	—	84,229
Marketable securities:
Asset-backed securities	—	121	—	121
Commercial paper	—	70,755	—	70,755
Corporate notes and bonds	—	225,822	—	225,822
Sovereign bonds	—	7,676	—	7,676
U.S. government and agency securities	355,804	5,937	—	361,741
Total marketable securities	355,804	310,311	—	666,115
Total cash equivalents and marketable securities	$438,853	$311,491	$—	$750,344

Liabilities:
Contingent earn-out consideration liability	$—	$—	$16,813	$16,813
Total contingent earn-out consideration liability	$—	$—	$16,813	$16,813

	As of March 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$126,275	$—	$—	$126,275
Total cash equivalents	126,275	—	—	126,275
Marketable securities:
Asset-backed securities	—	7,200	—	7,200
Certificates of deposit	—	27,300	—	27,300
Commercial paper	—	78,489	—	78,489
Corporate notes and bonds	—	118,512	—	118,512
Sovereign bonds	—	7,384	—	7,384
U.S. government and agency securities	439,748	4,339	—	444,087
Total marketable securities	439,748	243,224	—	682,972
Total cash equivalents and marketable securities	$566,023	$243,224	$—	$809,247

Liabilities:
Contingent earn-out consideration liability	$—	$—	$21,862	$21,862
Total contingent earn-out consideration liability	$—	$—	$21,862	$21,862
During the fiscal years ended March 31, 2024 and 2023, the Company had no transfers between levels of the fair value hierarchy.

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Contingent Earn-out Consideration Liability
The following table summarizes the changes in the contingent earn-out consideration liability (in thousands):

	Fiscal Year Ended March 31,
	2024	2023
Beginning fair value	$21,862	$—
Additions in the period	—	21,134
Change in fair value	951	728
Payments	(6,000)	—
Ending fair value	$16,813	$21,862
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
6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of March 31,
	2024	2023
Furniture and equipment	$2,833	$2,816
Computers and software	745	745
Leasehold improvements	992	888
Internal-use software development costs	26,827	20,405
Total property and equipment	31,397	24,854
Less: accumulated depreciation and amortization	(19,079)	(13,575)
Total property and equipment, net	$12,318	$11,279
Depreciation and amortization expense on property and equipment for the fiscal years ended March 31, 2024, 2023, and 2022 was $5.7 million, $5.5 million and $4.0 million, respectively. Included in these amounts was amortization expense for internal-use software development costs of $5.0 million, $4.8 million and $3.5 million for the fiscal years ended March 31, 2024, 2023, and 2022, respectively.
During the years ended March 31, 2024, 2023, and 2022, the Company capitalized $6.8 million, $5.3 million, and $4.3 million, respectively, of internal-use software development costs, which are included in property and equipment, net on the consolidated balance sheets.
No impairment was recognized on property and equipment during the years ended March 31, 2024, 2023, and 2022.

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of March 31,
	2024	2023
Accrued commissions	$5,404	$5,733
Accrued payroll, bonus, and related expenses	8,513	8,739
Employee contributions under employee stock purchase plan	496	589
Rebate liabilities	995	3,348
Sales and other tax liabilities	2,978	1,504
Current portion of contingent earn-out consideration liability	5,918	5,920
Share repurchase liability	4,000	748
Transferable federal tax credits payable	11,040	—
Other	4,359	4,664
Total accrued expenses and other current liabilities	$43,703	$31,245
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
Under the definitive agreement for the AMiON acquisition, the Company will pay contingent earn-out consideration of up to $24.0 million, of which $4.0 million is a minimum guarantee and the remaining $20.0 million is subject to the achievement of certain operational performance metrics over the next four years. The contingent earn-out consideration is payable in cash in annual installments over the next four years, with $6.0 million settled in the first quarter of fiscal 2024. The contingent earn-out consideration is classified as a liability, the short-term portion of which is included in accrued expenses and other current liabilities and the long-term portion is in contingent earn-out consideration liability, non-current in the consolidated balance sheets. See Note 5—Fair Value Measurements for additional information regarding the valuation of the contingent earn-out consideration liability.
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

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
9. Intangible Assets
Intangible assets, net consisted of the following (in thousands):

	As of March 31,
	2024	2023
Customer relationships	$37,069	$37,069
Other intangibles	1,531	1,531
Total intangible assets	38,600	38,600
Less: accumulated amortization	(11,283)	(6,764)
Total intangible assets, net	$27,317	$31,836
Amortization expense for intangible assets was $4.6 million, $4.8 million and $1.0 million for the fiscal years ended March 31, 2024, 2023, and 2022 respectively.

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2024, future amortization expense is as follows (in thousands):

Fiscal Years Ending March 31,	Amount
2025	$4,245
2026	4,012
2027	4,010
2028	4,010
2029	4,010
Thereafter	7,030
Total future amortization expense	$27,317
Goodwill
There was no change to the Company’s goodwill balance of $67.9 million during the fiscal year ended March 31, 2024.
The changes in the carrying amount of goodwill for the fiscal year ended March 31, 2023 were as follows (in thousands):

Fiscal Year Ended March 31, 2023
Balance, beginning of period	$18,915
Goodwill acquired	49,025
Balance, end of period	$67,940
No impairment charges on goodwill were recorded during the fiscal years ended March 31, 2024, 2023, and 2022.
10. Redeemable Convertible Preferred Stock
Upon completion of the IPO in June 2021, all shares of the Company’s redeemable convertible preferred stock outstanding, totaling 76,286,618, were automatically converted into an equivalent number of shares of Class B common stock on a one-to-one basis. The carrying value of redeemable convertible preferred stock of $81.5 million was reclassified into stockholders’ equity. As of March 31, 2024 and 2023, there were no shares of redeemable convertible preferred stock issued or outstanding.
11. Equity
Preferred Stock
In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 100,000,000 shares of undesignated preferred stock with a par value of $0.001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors. As of March 31, 2024 and 2023, there were no shares of preferred stock issued and outstanding.
Common Stock and Creation of Dual-Class Structure
The Company has two classes of common stock authorized: Class A common stock and Class B common stock, and are collectively referred to as common stock throughout the notes to the consolidated financial statements, unless otherwise noted. On June 8, 2021, the Company’s board of directors and stockholders approved an amendment to the Company’s amended and restated certificate of incorporation which authorized 1,000,000,000 shares of Class A common stock with par value of $0.001 and one vote per share, and 500,000,000 shares of Class B common stock with par value of $0.001 and ten votes per share. The holders of common stock are entitled to receive dividends, as may be declared by the board of directors. Each of the Company’s 85,523,836 shares of then-existing common stock outstanding was reclassified into Class B common stock. Each outstanding share of Class B common stock may be converted at any time at the option of the holder into one share of Class A common stock. As of March 31, 2024, there were 124,097,865 shares of Class A common stock, and 62,463,784 shares of Class B common stock outstanding.

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock Repurchase Program
The Company’s board of directors previously authorized various programs to repurchase up to $340 million of the Company’s Class A common stock. Under these programs, the Company repurchased and retired 13,790,535 shares of Class A common stock. All of these programs were completed as of October 2023.
On October 26, 2023, the Company’s board of directors authorized a program to repurchase up to $70 million of the Company’s Class A common stock over a period of 12 months. The repurchases are subject to general business and market conditions and other investment opportunities and may be executed through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. Immediately upon the repurchase of any shares of Class A common stock, such shares shall be retired by the Company and shall automatically return to the status of authorized but unissued shares of Class A common stock. As of March 31, 2024, the Company repurchased and retired 1,119,014 shares of Class A common stock for an aggregate purchase price of $29.7 million. As of March 31, 2024, $40.3 million remained available and authorized for repurchase.
Effective January 1, 2023, the Company’s share repurchases in excess of allowable share issuances are subject to a 1% excise tax as a result of the Inflation Reduction Act of 2022. During the fiscal year ended March 31, 2024, the Company incurred excise taxes of $1.5 million, all of which remained unpaid as of March 31, 2024. The Company did not incur any excise taxes during the prior year.
Common Stock Warrants
In March 2017, the Company issued a warrant to purchase 250,000 shares of common stock at an exercise price of $0.72 per share in connection with a contract signed between the Company and U.S. News & World Report, L.P., or U.S. News. 125,000 shares with an intrinsic value of $4.0 million were exercised under the warrant during the fiscal year ended March 31, 2023, while the remaining 125,000 shares with an intrinsic value of $2.7 million were exercised during the fiscal year ended March 31, 2024.
In October 2021, the Company issued a warrant to U.S. News (the “U.S. News Warrant”) to purchase 516,000 shares of Class A common stock with an exercise price of $12.56 per share in connection with the execution of a commercial agreement with U.S. News. The U.S. News Warrant expires 10 years from the date of grant. The first tranche of the U.S. News Warrant vested on May 1, 2022 and the remainder will vest on a monthly basis over approximately 6 years. The grant-date fair value of the U.S. News Warrant was $34.7 million, which was determined using the Black-Scholes option-pricing model on the date of grant using the following assumptions: fair value of common stock of $76.50, volatility of 46.9%, risk-free interest rate of 1.61%, contractual term of 10 years, and an expected dividend of 0%. The fair value of the warrant is recognized as expense in cost of revenue in the consolidated statements of operations on a straight-line basis over its vesting term of 6.48 years. During the fiscal years ended March 31, 2024, 2023, and 2022 $5.4 million, $5.4 million, and $2.6 million were recognized as stock-based compensation expense relating to the U.S. News Warrant, respectively. As of March 31, 2024, unamortized compensation expense related to the unvested warrants was $21.3 million, which is expected to be recognized over the remaining vesting period of 4.0 years.
Equity Incentive Plans
The Company maintains three equity incentive plans: the 2010 Equity Incentive Plan (the “2010 Plan”), the 2021 Stock Option and Incentive Plan (the “2021 Plan”), and the 2021 Employee Stock Purchase Plan (the “ESPP”). In June 2021, the Company’s board of directors approved the adoption of the 2021 Plan, which became effective upon the Company’s initial public offering and supersedes the 2010 Plan. The 2010 Plan continues to govern the terms of outstanding awards that were granted prior to the termination of the 2010 Plan. The 2021 Plan provides for the granting of incentive stock options, nonstatutory stock options, restricted stock units, and restricted stock awards to employees, non-employee directors, and consultants of the Company. Any shares of Class B common stock that would have otherwise been returned to the Company’s 2010 Plan as a result of forfeiture, expiration, cancellation, termination or net issuances of awards thereunder shall be returned to the share reserve under the 2021 Plan after being automatically converted from shares of Class B common stock to Class A common stock. The 2010 Plan and the 2021 Plan are collectively referred to as the “Plans” in the notes to the consolidated financial statements, unless otherwise noted.

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The number of shares reserved and available for issuance for the 2021 Plan will automatically increase each April 1st by the lesser of 5% of the outstanding number of shares of the Class A and Class B common stock on the immediately preceding March 31, or such lesser number of shares as determined by the Company’s compensation committee.
The number of shares reserved and available for issuance for the ESPP will automatically increase each April 1st through April 1, 2031, by the lesser of 6,750,000 shares of Class A common stock, 1% of the outstanding number of shares of the Class A and Class B common stock on the immediately preceding March 31st, or such lesser number of shares as determined by the Company’s compensation committee.
The Company granted stock options under the terms of the Plans and outside of the Plans, as approved by the board of directors. During fiscal 2018, the Company granted 4,682,582 options outside of the Plans, of which 2,044,582 options were exercised and 2,638,000 were outstanding as of March 31, 2024.
The Company has shares of common stock reserved for issuance as follows (in thousands):

March 31, 2024
Common stock warrants	516
2010 Plan
Options outstanding	14,842
2021 Plan
Awards outstanding	2,519
Shares available for future grant	40,823
2021 ESPP	8,002
Options outstanding outside the Plans	2,638
Total	69,340
Stock Options
Stock options granted generally vest over four years with service-based, performance-based, and/or market-based conditions and expire ten years from the date of grant.
Stock option activities within the Plans as well as outside of the Plans were as follows:

	Number of Shares (in thousands)	Weighted-Average Exercise Price	Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance, March 31, 2023	22,407	$4.39	6.56	$627,187
Options exercised	(4,019)	3.19
Options forfeited or expired	(908)	5.60
Balance, March 31, 2024	17,480	4.60	5.72	389,931
Vested and exercisable as of March 31, 2024	11,896	3.26	5.21	281,377
Vested and expected to vest as of March 31, 2024	17,480	4.60	5.72	389,931
The aggregate intrinsic value of options exercised during the fiscal years ended March 31, 2024, 2023, and 2022 was $99.5 million, $118.4 million, and $521.6 million respectively.
The weighted-average grant-date fair value of options granted for the fiscal year ended March 31, 2022 was $10.73. The Company has not granted any stock options since the first quarter of fiscal 2022.
As of March 31, 2024, unamortized stock-based compensation expense related to unvested stock options was $22.4 million, which is expected to be recognized over a weighted-average period of 2.55 years.

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair value of each option on the date of grant was determined using the Black-Scholes option-pricing model with the assumptions set forth in the following table:

Fiscal Year Ended March 31, 2022
Fair value of common stock	$18.41 - $21.41
Volatility	46.5% - 47.0%
Risk-free interest rate	0.77% - 1.02%
Expected term (in years)	5.00 - 6.09
Expected dividend	—%
Restricted Stock Units (“RSUs”)
The RSUs granted by the Company generally vest over four years based on continued service.
The following table summarizes RSU activity (in thousands, except per share information):

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance, March 31, 2023	1,951	$40.08
Granted	1,300	29.72
Vested	(701)	37.96
Forfeited	(457)	41.85
Unvested balance, March 31, 2024	2,093	33.79
The total fair value of RSUs vested during the fiscal years ended March 31, 2024, 2023, and 2022 was $19.9 million, $11.4 million, and $2.5 million respectively.
As of March 31, 2024, unamortized stock-based compensation expense related to unvested RSUs was $64.3 million, and is expected to be recognized over a weighted-average period of approximately 2.71 years.
Performance-Based Restricted Stock Units (“PSUs”)
During the fiscal year ended March 31, 2024, the Company granted 373,494 PSUs that are subject to both service-based and performance-based vesting condition related to certain financial performance targets. During the fiscal year ended March 31, 2024, the performance targets for 65,544 PSUs were met and will vest on August 15, 2024. As of March 31, 2024, the unamortized stock-based compensation expense related to unvested PSUs was $2.3 million. The amount to be recognized will be based on the extent the performance metrics are achieved.
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the consolidated statement of operations was as follows (in thousands):

	Fiscal Year Ended March 31,
	2024	2023	2022
Cost of revenue	$9,479	$9,634	$4,979
Research and development	11,978	12,583	7,065
Sales and marketing	16,857	16,939	8,108
General and administrative	9,116	8,678	11,290
Restructuring	3,646	—	—
Total stock-based compensation expense	$51,076	$47,834	$31,442

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. Net Income Per Share Attributable to Common Stockholders
The following table presents the reconciliation of the numerator and denominator for calculating basic and diluted net income per share (in thousands, except per share data):

	Fiscal Year Ended March 31,
	2024	2023	2022
Numerator
Net income	$147,582	$112,818	$154,783
Less: undistributed earnings attributable to participating securities	—	—	(21,526)
Net income attributable to Class A and Class B common stockholders, basic and diluted	$147,582	$112,818	$133,257
Denominator
Weighted-average shares used in computing net income per share attributable to Class A and Class B common stockholders, basic	190,172	193,176	163,484
Dilutive effect of stock options	15,346	20,027	27,290
Dilutive effect of common stock warrants	72	139	234
Dilutive effect of other share-based awards	144	83	9
Weighted-average shares used in computing net income per share attributable to Class A and Class B common stockholders, diluted	205,734	213,425	191,017
Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.78	$0.58	$0.82
Diluted	$0.72	$0.53	$0.70
Certain potentially dilutive securities have been excluded from the calculation of diluted net income per share during the applicable periods because their inclusion would have been anti-dilutive (in thousands):

	Fiscal Year Ended March 31,
	2024	2023	2022
Other share-based awards	883	572	217
Common stock warrants	516	516	247
Total	1,399	1,088	464
13. Restructuring
In August 2023, the Company announced a restructuring plan (the “Restructuring Plan”) intended to simplify the Company’s operations and better align the Company’s resources with its priorities. The Restructuring Plan included a reduction of the Company’s workforce by approximately 10%. The actions associated with the workforce reduction under the Restructuring Plan were completed as of March 31, 2024. The Company incurred $7.9 million in restructuring expense in the second quarter of fiscal 2024 in connection with the workforce reduction under the Restructuring Plan, consisting of $4.3 million of severance payments and employee benefits and $3.6 million of stock-based compensation expense for the accelerated vesting of equity awards.
The following table summarizes the activities related to the Restructuring Plan as of March 31, 2024 (in thousands):

Restructuring Expense
Liability as of July 1, 2023	$—
Charges	4,258
Payments	(4,258)
Liability as of March 31, 2024	$—

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. Income Taxes
All of the Company’s income before income taxes was generated in the United States for the fiscal years ended March 31, 2024, 2023, and 2022.
The Company’s provision for (benefit from) income taxes consisted of the following (in thousands):

	Fiscal Year Ended March 31,
	2024	2023	2022
Current provision:
Federal	$36,394	$3,515	$160
State	9,819	3,498	309
Total	46,213	7,013	469
Deferred provision (benefit):
Federal	(5,088)	11,834	(34,852)
State	(3,505)	1,491	(6,395)
Total	(8,593)	13,325	(41,247)
Total provision for (benefit from) income taxes	$37,620	$20,338	$(40,778)
The following is a reconciliation of the income tax expense at the federal statutory tax rate to the Company’s provision for (benefit from) income taxes (in thousands):

	Fiscal Year Ended March 31,
	2024	2023	2022
Income taxes at statutory rate	$38,893	$27,963	$23,941
State income taxes, net of federal benefit	12,130	6,757	5,503
Research and development credits	(3,817)	(5,076)	(8,332)
Stock-based compensation	(6,734)	(14,841)	(71,780)
Change in valuation allowance	(4,060)	504	1,878
Section 162(m) limitation	3,410	4,782	7,260
Transferable federal tax credits	(1,920)	—	—
Other	(282)	249	752
Total provision for (benefit from) income taxes	$37,620	$20,338	$(40,778)

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Components of deferred tax assets and liabilities were as follows (in thousands):

	As of March 31,
	2024	2023
Deferred tax assets:
Accruals and deferred revenue	$4,372	$2,744
Net operating loss carryforwards	1,160	1,733
Research & development credit carryforwards	3,855	7,230
Operating lease liabilities	3,683	3,968
Acquisition and other related expense	273	298
Stock-based compensation expense	7,048	6,492
Unrealized loss	902	4,785
Capitalized research and development	31,927	19,825
Gross deferred tax assets	53,220	47,075
Less: valuation allowance	(1,175)	(5,236)
Deferred tax assets, net of valuation allowance	52,045	41,839
Deferred tax liabilities:
Property and equipment	(2,879)	(2,734)
Operating lease right-of-use assets	(3,122)	(3,506)
Intangible assets	(976)	(692)
Deferred tax liabilities	(6,977)	(6,932)
Net deferred tax assets	$45,068	$34,907
The Company monitors the realizability of deferred tax assets, taking into account all relevant factors at each reporting period. As of March 31, 2023, the Company had a valuation allowance of $5.2 million, which related to the California research and development tax credits, California alternative minimum tax credits, and capital loss carryforwards. As of March 31, 2024, based on the relevant weight of positive and negative evidence, including the amount of taxable income in recent years which is objective and verifiable, and consideration of expected future taxable earnings, the Company concluded that it is more likely than not that the California research and development credits were realizable, resulting in the release of the $4.1 million valuation allowance as of fiscal 2024. Of this valuation allowance which was released in fiscal 2024, $3.1 million related to deferred tax assets to be realized in the future years and the remainder benefited the Company during the year ended March 31, 2024. As of March 31, 2024, the Company’s valuation allowance was $1.2 million, which related to Arizona research and development credits, California alternative minimum tax credits, and capital loss carryforwards where it is not more likely than not that the deferred tax assets will be realized.
Pursuant to provisions under the Inflation Reduction Act, the Company purchased $24.0 million of transferable federal tax credits during the year ended March 31, 2024, from various counterparties. Such transferable federal tax credits were purchased at negotiated discounts, resulting in an income tax benefit of $1.9 million recorded during the fiscal year ended March 31, 2024. In connection with the purchase, the Company paid $11.0 million during the fiscal year ended March 31, 2024, and the remaining amounts owed to counterparties for the purchased credits are recorded within accrued expenses and other current liabilities within the consolidated balance sheets as of March 31, 2024.
As of March 31, 2024, the Company had net operating loss, or NOL, carryforwards for state tax purposes of $5.3 million. Portions of the NOL carryforwards will expire at various dates beginning in the tax year ending March 31, 2035. As of March 31, 2024, the Company had research and development tax credit carryforwards for state tax purposes of $7.7 million. The California state research and development tax credit carryforwards do not expire. The other state research and development tax credit carryforwards will expire at various dates beginning in the year ending March 31, 2032. Based on an assessment of the Company’s historical ownership changes through March 31, 2024, the Company does not anticipate a current limitation on the tax attributes.
As of March 31, 2024 and 2023, the Company had unrecognized tax benefits, or UTBs, of $9.3 million and $7.9 million, respectively. If realized, $9.1 million would impact the effective tax rate while the remainder would reduce deferred tax assets subject to a full valuation allowance. The Company does not expect any material changes to its UTBs within the next 12 months.

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the beginning and ending balances for gross UTBs is as follows (in thousands):

	Fiscal Year Ended March 31,
	2024	2023	2022
Beginning balance	$7,913	$6,188	$3,162
Additions for tax positions related to the current year	1,404	2,210	2,995
Additions for tax positions related to prior years	112	—	36
Reductions for tax positions related to prior years	(119)	(472)	—
Reductions related to a lapse of statute	(8)	(13)	(5)
Ending balance	$9,302	$7,913	$6,188
Interest and penalties were not material during the fiscal years ended March 31, 2024, 2023, and 2022.
The Company files income tax returns in the U.S. federal and various state jurisdictions. With limited exceptions, all tax years for which the Company has filed a tax return remain subject to examination.
15. Commitments and Contingencies
Minimum Guarantees
On October 8, 2021, the Company signed an amended agreement to revise and extend the existing partnership with U.S. News for six years. This agreement can be terminated after three years by either party. Under this amended agreement, the Company pays U.S. News a portion of the revenue generated with the end customers, subject to annual minimum guarantees. The annual minimum guarantees for all of the noncancelable periods have been paid as of March 31, 2024.
Other Contractual Commitments
Other contractual commitments relate mainly to third-party cloud infrastructure agreements and subscription agreements used to facilitate the Company’s operations.
The Company has a web hosting arrangement for 3 years ending December 31, 2024, with an annual commitment of $5.2 million. The Company made the final annual payment in January 2024 and no commitment remained as of March 31, 2024.
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
Legal Matters
Beginning in April 2024, the Company and certain of our directors and officers have been named in lawsuits in the United States District Court for the Northern District of California. The first lawsuit captioned Kissler v. Doximity, Inc., et al. (Apr. 17, 2024) is a putative securities class action brought on behalf of our investors from February 9, 2022 and April 1, 2024 and asserts claims against the Company, our CEO and CFO for misrepresentations and omissions about our growth and profitability. The second lawsuit captioned Dalton v. Doximity, Inc., et al. (May 9, 2024) is brought derivatively on behalf of the Company, and asserts claims for, among other things, breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste against certain of our directors and officers on a similar basis to the securities lawsuit. Other similar lawsuits or proceedings may be initiated in the future. The defendants intend to defend vigorously against these actions. In light

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
of, among other things, the early stage of the litigation, the Company is unable to predict the outcome of these matters and is unable to reasonably estimate the amount or range of loss, if any, that could result from an unfavorable outcome,
From time to time, the Company has become involved in claims and other legal matters arising in the ordinary course of business. The Company investigates these claims as they arise. Although claims are inherently unpredictable, the Company is currently not aware of any other matters that, if determined adversely to the Company, would individually or taken together have a material effect on its results of operations, financial position, or cash flows. No loss contingencies were recorded for the fiscal years ended March 31, 2024, 2023, and 2022.
16. Leases
The Company has non-cancelable operating leases for the rental of office space with various expiration dates through 2030. During the fiscal year ended March 31, 2023, the office space lease in Irving, Texas with an approximately 8-year term commenced and a related right-of-use asset and lease liability of $14.8 million was recognized.
The components of lease expense were as follows (in thousands):

	Fiscal Year Ended March 31,
	2024	2023	2022
Operating lease cost	$2,711	$2,592	$1,159
Variable lease cost	87	104	114
Total lease cost	$2,798	$2,696	$1,273
Supplemental cash flow information related to leases was as follows (in thousands):

	Fiscal Year Ended March 31,
	2024	2023	2022
Cash paid for amounts included in measurement of lease liabilities—Operating cash flows	$2,314	$718	$1,107
Supplemental balance sheet information related to leases was as follows:

	Fiscal Year Ended March 31,
	2024	2023	2022
Weighted-average remaining lease term (in years)	6.09	7.06	1.64
Weighted-average discount rate	4.18%	4.18%	3.95%
Maturities of operating lease liabilities as of March 31, 2024 were as follows (in thousands):

Operating Leases
2025	$2,717
2026	2,687
2027	2,497
2028	2,605
2029	2,667
Thereafter	3,385
Total future lease payments	16,558
Less: imputed interest	(2,012)
Present value of lease liabilities	$14,546

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
17. Other Income, net
Other income, net consisted of the following (in thousands):

	Fiscal Year Ended March 31,
	2024	2023	2022
Interest income	$21,664	$9,287	$2,148
Net loss on sale of marketable securities	(402)	(1,093)	(1,231)
Other income (expense)	62	(146)	(448)
Other income, net	$21,324	$8,048	$469
18. Employee Benefit Plan
The Company sponsors a 401(k) savings plan. All U.S. employees are eligible to participate in the 401(k) plan after meeting certain eligibility requirements. Participants may elect to have a portion of their salary deferred and contributed to the 401(k) plan up to the limit allowed by applicable income tax regulations. The Company matched a portion of employee contributions to the 401(k) plan totaling $2.1 million for each of the fiscal years ended March 31, 2024, 2023 and 2022, respectively. Both employee contributions and the Company’s matching contributions are fully vested upon contribution.
19. Segment and Geographic Information
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
Substantially all of the Company’s long-lived assets were based in the United States as of March 31, 2024 and 2023. No country outside of the United States accounted for more than 10% of total revenue for the fiscal years ended March 31, 2024, 2023, and 2022. Substantially all of the Company’s revenue was derived in the United States for the fiscal years ended March 31, 2024, 2023, and 2022.
20. Subsequent Events
On May 1, 2024 the Company’s board of directors authorized a program to repurchase up to $500 million of the Company’s Class A common stock. The repurchase program has no expiration date and is subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. Immediately upon the repurchase of any shares of Class A common stock, such shares shall be retired by the Company and shall automatically return to the status of authorized but unissued shares of Class A common stock. All prior repurchase programs were completed as of April 2024.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2024 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management has concluded that our internal control over financial reporting was effective as of March 31, 2024. The effectiveness of our internal control over financial reporting as of March 31, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.

Item 9B. Other Information
2024 Annual Meeting of Stockholders
The Company currently plans to hold its 2024 Annual Meeting of Stockholders (the “2024 Annual Meeting”) on August 29, 2024. The record date for determining the stockholders of record who will be entitled to vote at the 2024 Annual Meeting is close of business on July 5, 2024. The time and location of the 2024 Annual Meeting will be as set forth in the Company’s definitive proxy statement for the 2024 Annual Meeting to be filed with the Securities and Exchange Commission.
Because the scheduled date of the 2024 Annual Meeting is more than 30 days after the anniversary of the Company’s 2023 Annual Meeting of Stockholders, prior disclosed deadlines regarding the submission of stockholder proposals pursuant to Rule 14a-8 (“Rule 14a-8”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the 2024 Annual Meeting are no longer applicable. The Company is hereby providing notice of certain revised deadlines for the submission of stockholder proposals in connection with the 2024 Annual Meeting. In order for a stockholder proposal, submitted pursuant to Rule 14a-8, to be considered timely for inclusion in the Company’s proxy statement and form of proxy for the 2024 Annual Meeting, such proposal must be received by the Company by July 8, 2024. The Company has determined that July 8, 2024 is a reasonable time before the Company plans to begin printing and mailing its proxy materials. Therefore, in order for a stockholder to submit a proposal for inclusion in the Company’s proxy materials for the 2024 Annual Meeting, the stockholder must comply with the requirements set forth in Rule 14a-8, including with respect to the subject matter of the proposal, and must deliver the proposal and all required documentation to the Company no later than July 8, 2024. The public announcement of an adjournment or postponement of the date of the 2024 Annual Meeting will not commence a new time period (or extend any time period) for submitting a proposal pursuant to Rule 14a-8.
Generally, timely notice of any director nomination or other proposal that any stockholder intends to present at the 2024 Annual Meeting, but does not seek to have included in the proxy materials pursuant to Rule 14a-8, must have been delivered, in accordance with the Company’s bylaws, to the Corporate Secretary by written notice at the Company’s principal executive officers not earlier than February 14, 2024 and not later than the close of business on March 17, 2024 as further provided in the Proxy Statement for the 2023 Annual Meeting of Stockholders, which was filed with the Securities and Exchange Commission on June 14, 2023. Therefore, in order for a stockholder to timely submit a director nomination or other proposal that the stockholder intends to present at the 2024 Annual Meeting, the stockholder must have delivered the director nomination or proposal to the Company not earlier than February 14, 2024 and not later than the close of business on March 17, 2024.

In addition, to comply with the universal proxy rules, stockholders who intend to solicit proxies in support of director nominees other than our nominees must provide notice that sets forth the information required by Rule 14a-19 under the Exchange Act no later than May 27, 2024, as previously provided in the Proxy Statement for the 2023 Annual Meeting of Stockholders, which was filed with the Securities and Exchange Commission on June 14, 2023.

Rule 10b5-1 Trading Plans
On February 15, 2024, Mr. Tim Cabral, a director of the Company, adopted a Rule 10b5-1 Trading Plan that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Mr. Cabral’s Rule 10b5-1 Trading Plan, which has a term from February 15, 2024 to February 28, 2025, provides for the exercise and sale of 80,000 shares of common stock pursuant to a series of market orders. The plan also provides for the sale of an indeterminate number of net vested shares of common stock pursuant to a market order. On the date of the execution of Mr. Cabral’s Rule 10b5-1 Trading Plan, Mr. Cabral did not hold any net vested shares. Mr. Cabral’s net vested share amount is currently indeterminable because it will change as additional equity awards vest or shares are subsequently purchased or sold.

Other than Mr. Cabral’s adoption of the Rule 10b5-1 Trading Plans noted above, during the quarter ended March 31, 2024, none of our directors or executive officers as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934 adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
Change in Role for Named Executive Officer
On May 17, 2024, the duties of Craig Overpeck, SVP, Commercial Operations, were adjusted, and he is no longer acting as an executive officer for the Company for fiscal year 2025. Mr. Overpeck remains employed with the Company as an executive in its subsidiary, Curative Talent, LLC.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after March 31, 2024.
We have adopted a Code of Conduct, which applies to all employees, including our principal executive officers, our principal financial officer, and all other executive officers. The Code of Conduct is available on our investor relations website at investors.doximity.com/governance. We plan to post any future amendments or waivers of our Code of Conduct on our website.

Item 11. Executive Compensation
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after March 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after March 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after March 31, 2024.

Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after March 31, 2024.

PART IV
Item 15. Exhibits and Financial Statement Schedules

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-256584	3.2	June 15, 2021

3.2	Amended and Restated Bylaws of the Registrant.	S-1/A	333-256584	3.4	June 15, 2021

4.1	Form of Class A common stock certificate of the Registrant.	S-1	333-256584	4.1	May 28, 2021

4.2	Amended and Restated Investors’ Rights Agreement, dated April 10, 2014, by and among the Registrant and certain of its stockholders.	S-1	333-256584	4.2	May 28, 2021

4.3	Description of Securities.	10-K	001-40508	4.3	May 27, 2022

4.4	Warrant to Purchase Shares of Common Stock issued to U.S. News & World Report, L.P., dated March 10, 2017.	S-1	333-256584	4.3	May 28, 2021

4.5	Warrant to Purchase Shares of Class A Common Stock issued to U.S. News & World Report, L.P., dated June 14, 2021.	10-Q	001-40508	4.2	August 12, 2021

4.6	Amendment to Warrant to Purchase Shares of Class A Common Stock issued to U.S. News & World Report, L.P., dated September 2, 2021.	10-Q	001-40508	4.3	November 10, 2021

4.7	Second Amendment to Warrant to Purchase Shares of Class A Common Stock issued to U.S. News & World Report, L.P., dated October 8, 2021.	10-Q	001-40508	4.4	November 10, 2021

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-256584	10.1	June 15, 2021

10.2#	2010 Equity Incentive Plan, as amended, and forms of agreements thereunder.	S-1/A	333-256584	10.2	June 15, 2021

10.3#	2021 Stock Option and Incentive Plan, and forms of agreements thereunder.	10-K	001-40508	10.3	May 27, 2022

10.4#	2021 Employee Stock Purchase Plan.	S-1/A	333-256584	10.4	June 15, 2021

10.5#	Senior Executive Cash Incentive Bonus Plan.	S-1/A	333-256584	10.5	June 15, 2021

10.6#	Non-Employee Director Compensation Policy.	S-1/A	333-256584	10.6	June 15, 2021

10.7#	Craig Overpeck Offer Letter.	10-K	001-40508	10.7	May 26, 2023

10.8#	Jennifer Chaloemtiarana Offer Letter.	10-Q	001-40508	10.8	August 8, 2023

19.1	Insider Trading Policy	10-K	001-40508	19.1	May 26, 2023

21.1	Subsidiaries of the Registrant.	Filed herewith

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.	Filed herewith

24.1	Power of Attorney (incorporated by reference to the Signature page of this Annual Report on Form 10-K).	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

97.1	Doximity Inc. Compensation Recovery Policy	Filed herewith

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith
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

DOXIMITY, INC.

Date: May 23, 2024	By:	/s/ Jeffrey Tangney
Jeffrey Tangney Chief Executive Officer (Principal Executive Officer)

Date: May 23, 2024	By:	/s/ Anna Bryson
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

Signature	Title	Date

/s/ Jeffrey Tangney	Chief Executive Officer and Director (Principal Executive Officer)	May 23, 2024
Jeffrey Tangney

/s/ Anna Bryson	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 23, 2024
Anna Bryson

/s/ Regina Benjamin	Director	May 23, 2024
Regina Benjamin

/s/ Tim Cabral	Director	May 23, 2024
Tim Cabral

/s/ Phoebe Yang	Director	May 23, 2024
Phoebe Yang

/s/ Kevin Spain	Director	May 23, 2024
Kevin Spain

/s/ Kira Wampler	Director	May 23, 2024
Kira Wampler