Form 10-Q
period 2024-06-30
Doximity, Inc.
filed 2024-08-08
CIK 1516513

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
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The registrant had outstanding 125,165,430 shares of Class A common stock and 60,495,170 shares of Class B common stock as of August 1, 2024.

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

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, results of operations, financial condition, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2024 filed with the Securities and Exchange Commission, the SEC, on May 23, 2024, and elsewhere in this Quarterly Report on Form 10-Q, as well as in our other filings with the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
DOXIMITY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	June 30, 2024	March 31, 2024
Assets
Current assets:
Cash and cash equivalents	$111,442	$96,785
Marketable securities	639,046	666,115
Accounts receivable, net of allowance for doubtful accounts of $1,597 and $1,893 at June 30, 2024 and March 31, 2024, respectively	120,910	101,332
Prepaid expenses and other current assets	37,068	48,709
Total current assets	908,466	912,941
Property and equipment, net	12,869	12,318
Deferred income tax assets	44,742	45,068
Operating lease right-of-use assets	11,852	12,332
Intangible assets, net	26,256	27,317
Goodwill	67,940	67,940
Other assets	1,333	1,458
Total assets	$1,073,458	$1,079,374
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,656	$2,253
Accrued expenses and other current liabilities	28,488	43,703
Deferred revenue, current	102,943	99,145
Operating lease liabilities, current	2,190	2,149
Total current liabilities	135,277	147,250
Deferred revenue, non-current	116	211
Operating lease liabilities, non-current	11,841	12,397
Contingent earn-out consideration liability, non-current	5,349	10,895
Other liabilities, non-current	7,295	7,224
Total liabilities	159,878	177,977
Commitments and contingencies (Note 11)
Stockholders' Equity
Preferred stock, $0.001 par value; 100,000 shares authorized as of June 30, 2024 and March 31, 2024, respectively; zero shares issued and outstanding as of June 30, 2024 and March 31, 2024, respectively	—	—
Class A and Class B common stock, $0.001 par value; 1,500,000 shares authorized as of June 30, 2024 and March 31, 2024, respectively; 185,704 and 186,562 shares issued and outstanding as of June 30, 2024 and March 31, 2024, respectively	186	187
Additional paid-in capital	841,470	823,885
Accumulated other comprehensive loss	(1,008)	(2,664)
Retained earnings	72,932	79,989
Total stockholders’ equity	913,580	901,397
Total liabilities and stockholders’ equity	$1,073,458	$1,079,374
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOXIMITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,
	2024	2023
Revenue	$126,676	$108,469
Cost of revenue	13,550	13,153
Gross profit	113,126	95,316
Operating expenses:
Research and development	22,574	21,931
Sales and marketing	35,244	34,455
General and administrative	9,255	9,247
Total operating expenses	67,073	65,633
Income from operations	46,053	29,683
Other income, net	7,116	4,839
Income before income taxes	53,169	34,522
Provision for income taxes	11,792	6,116
Net income	$41,377	$28,406
Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.22	$0.15
Diluted	$0.21	$0.13
Weighted-average shares used in computing net income per share attributable to Class A and Class B common stockholders:
Basic	185,610	194,521
Diluted	199,224	212,355
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOXIMITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,
	2024	2023
Net income	$41,377	$28,406
Other comprehensive income
Change in unrealized gain on available-for-sale-securities, net of tax provision of $557 and $590, respectively	1,656	1,747
Comprehensive income	$43,033	$30,153
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOXIMITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended June 30, 2024
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders' Equity
	Shares	Amount
Balance as of March 31, 2024	186,562	$187	$823,885	$(2,664)	$79,989	$901,397
Stock-based compensation	—	—	16,097	—	—	16,097
Exercise of stock options	784	1	2,547	—	—	2,548
Vesting of restricted stock units	211	—	—	—	—	—
Tax withholding on shares under stock-based compensation awards	—	—	(2,394)	—	—	(2,394)
Repurchase and retirement of common stock, including excise tax	(1,853)	(2)	—	—	(48,434)	(48,436)
Common stock warrant expense	—	—	1,335	—	—	1,335
Other comprehensive income	—	—	—	1,656	—	1,656
Net income	—	—	—	—	41,377	41,377
Balance as of June 30, 2024	185,704	$186	$841,470	$(1,008)	$72,932	$913,580

	Three Months Ended June 30, 2023
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders' Equity
	Shares	Amount
Balance as of March 31, 2023	193,941	$194	$762,150	$(14,083)	$217,855	$966,116
Stock-based compensation	—	—	12,959	—	—	12,959
Exercise of stock options	1,251	1	3,292	—	—	3,293
Vesting of restricted stock units	121	—	—	—	—	—
Tax withholding on shares under stock-based compensation awards	—	—	(1,964)	—	—	(1,964)
Repurchase and retirement of common stock	(664)	—	—	—	(21,105)	(21,105)
Common stock warrant expense	—	—	1,335	—	—	1,335
Other comprehensive income	—	—	—	1,747	—	1,747
Net income	—	—	—	—	28,406	28,406
Balance as of June 30, 2023	194,649	$195	$777,772	$(12,336)	$225,156	$990,787
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOXIMITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net income	$41,377	$28,406
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,562	2,604
Stock-based compensation, net of amounts capitalized	17,090	14,001
Non-cash lease expense	481	537
Accretion of discount on marketable securities, net	(2,360)	(299)
Net loss on sale of marketable securities	—	273
Amortization of deferred contract costs	2,726	2,667
Change in fair value of contingent earn-out consideration liability	202	269
Other	(738)	(421)
Changes in operating assets and liabilities:
Accounts receivable	(19,372)	14,032
Prepaid expenses and other assets	10,460	2,589
Deferred contract costs	(1,431)	(1,210)
Accounts payable, accrued expenses and other liabilities	(12,942)	677
Deferred revenue	3,704	(6,922)
Operating lease liabilities	(516)	(3)
Net cash provided by operating activities	41,243	57,200
Cash flows from investing activities
Purchases of property and equipment	—	(70)
Internal-use software development costs	(1,704)	(1,494)
Purchases of marketable securities	(170,413)	(35,284)
Maturities of marketable securities	202,058	116,649
Sales of marketable securities	—	37,525
Net cash provided by investing activities	29,941	117,326
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock options	2,551	3,285
Taxes paid related to net share settlement of equity awards	(2,394)	(1,964)
Repurchase of common stock	(51,214)	(21,755)
Payment of contingent consideration related to a business combination	(5,470)	(5,390)
Net cash used in financing activities	(56,527)	(25,824)
Net increase in cash and cash equivalents	14,657	148,702
Cash and cash equivalents, beginning of period	96,785	158,027
Cash and cash equivalents, end of period	$111,442	$306,729
Supplemental disclosures of cash flow information
Cash paid for taxes, net of refunds	$12,907	$—
Non-cash financing and investing activities
Share repurchases included in accrued expenses	$1,002	$99
Excise tax payable on share repurchases	$1,713	$—
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
2.  Summary of Significant Accounting Policies
There have been no material changes to the significant accounting policies of the Company during the three months ended June 30, 2024 as compared to those described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024 and filed with the SEC on May 23, 2024.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with U.S. GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024.
The accompanying condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s financial position, results of operations, stockholders’ equity, and cash flows. The results of operations for the three months ended June 30, 2024, shown in this report are not necessarily indicative of the results to be expected for the full year ending March 31, 2025.
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
Concentrations of credit risk with respect to accounts receivable are primarily limited to certain customers to which the Company makes substantial sales. No customer represented 10% or more of revenue for the three months ended June 30, 2024 and 2023. The Company’s significant customers that represented 10% or more of accounts receivable, net for the periods presented were as follows:

	Accounts Receivable, Net
	June 30, 2024	March 31, 2024

Customer A	14%	*
Customer B	14%	15%
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

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
contract inception, the Company evaluates whether two or more contracts should be combined and accounted for as a single contract. The Company applies judgment in determining the customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s payment history or, in the case of a new customer, the customer’s credit and financial information.
Contractual terms for Marketing Solutions contracts are generally 12 months or less. Customers are generally billed for a portion of the contract upon contract execution and then billed throughout the remainder of the contract based on various time-based milestones. Certain Marketing Solutions contracts are cancelable with a customary notice period. The Company does not refund customer payments, and customers are responsible for amounts invoiced where payment was not made upon cancellation. The contractual term for Hiring Solutions contracts is generally 12 months. Hiring Solutions contracts are noncancelable and customers are billed in annual, quarterly, or monthly installments in advance of the service period.
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

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
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
Revenue Disaggregation
Revenue consisted of the following (in thousands):

	Three Months Ended June 30,
	2024	2023
Subscription	$119,968	$101,255
Other	6,708	7,214
Total revenue	$126,676	$108,469
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

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The Company records unbilled revenue when revenue is recognized in amounts for which it is contractually entitled but exceeds the amounts the Company has a right to bill as of the end of the period. The Company records unbilled revenue on the condensed consolidated balance sheets within prepaid expenses and other current assets. The Company’s unbilled revenue balances were $2.6 million and $2.3 million as of June 30, 2024 and March 31, 2024, respectively.
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
Revenue recognized for the three months ended June 30, 2024 and 2023 from amounts included in deferred revenue as of the beginning of the period was $69.4 million and $70.2 million, respectively.
Deferred Contract Costs
The Company capitalizes sales compensation that is considered to be an incremental and recoverable cost of obtaining a contract with a customer. The Company pays commissions based on signing new arrangements with customers and upon renewals and expansion of existing contracts with customers.
Deferred compensation is generally amortized over the weighted-average contractual term, ranging from 7 months to 14 months. The portion of deferred compensation expected to be recognized within one year of the balance sheet date is included in prepaid expenses and other current assets, and the remaining portion is recorded as other assets on the condensed consolidated balance sheets. The amortization of deferred contract costs is included in sales and marketing expense in the condensed consolidated statements of operations. Sales compensation that is not considered an incremental cost is expensed in the same period that it was earned.
The Company capitalized $1.4 million and $1.2 million of contract acquisition costs for the three months ended June 30, 2024, and 2023 respectively. Amortization of deferred contract costs was $2.7 million for the three months ended June 30, 2024 and 2023. As of June 30, 2024, the Company’s current and non-current deferred contract cost balances were $3.7 million and $0.5 million, respectively. As of March 31, 2024, the Company’s current and non-current deferred contract cost balances were $5.0 million and $0.4 million, respectively.
Deferred contract costs are periodically analyzed for impairment. There were no impairment losses relating to deferred contract costs during the three months ended June 30, 2024 and 2023.
4.  Investments
The cost, gross unrealized gains and losses, and fair value of investments are as follows (in thousands):

	As of June 30, 2024
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Commercial paper	$2,181	$—	$(1)	$2,180
Money market funds	99,415	—	—	99,415
Total cash equivalents	101,596	—	(1)	101,595
Marketable securities:
Commercial paper	41,608	—	(32)	41,576
Corporate notes and bonds	351,230	110	(414)	350,926
U.S. government and agency securities	247,556	23	(1,035)	246,544
Total marketable securities	640,394	133	(1,481)	639,046
Total cash equivalents and marketable securities	$741,990	$133	$(1,482)	$740,641

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
As of June 30, 2024, the contractual maturities of the Company’s available-for-sale debt securities were as follows (in thousands):

Fair Value
Due within one year	$442,355
Due in one to two years	198,871
Total	$641,226
Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations.
The cost, gross unrealized gains and losses, and fair value of investments were as follows (in thousands):

	As of March 31, 2024
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Corporate notes and bonds	$1,180	$—	$—	$1,180
Money market funds	83,049	—	—	83,049
Total cash equivalents	84,229	—	—	84,229
Marketable securities:
Asset-backed securities	121	—	—	121
Commercial paper	70,804	1	(50)	70,755
Corporate notes and bonds	225,880	133	(191)	225,822
Sovereign bonds	7,749	—	(73)	7,676
U.S. government and agency securities	365,123	2	(3,384)	361,741
Total marketable securities	669,677	136	(3,698)	666,115
Total cash equivalents and marketable securities	$753,906	$136	$(3,698)	$750,344
As of June 30, 2024 and March 31, 2024, the Company has recognized accrued interest of $4.5 million and $3.8 million, respectively, which is included in prepaid expenses and other current assets in the condensed consolidated balance sheets.
The unrealized losses associated with the Company’s debt securities were $1.5 million and $3.7 million as of June 30, 2024 and March 31, 2024, respectively. As the Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or until the cost basis is recovered, the Company did not recognize any impairment on these securities as of June 30, 2024 or March 31, 2024. The Company did not recognize any credit losses related to the Company’s debt securities as of June 30, 2024 or March 31, 2024. The fair value related to the debt securities with unrealized losses for which no credit losses were recognized was $486.8 million and $547.5 million as of June 30, 2024 and March 31, 2024, respectively.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following tables summarize the gross unrealized losses and fair values of investments in an unrealized loss position, aggregated by security type and length of time that the individual securities have been in a continuous unrealized loss position (in thousands):

	As of June 30, 2024
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper	$43,756	$(33)	$—	$—	$43,756	$(33)
Corporate notes and bonds	232,976	(414)	—	—	232,976	(414)
U.S. government and agency securities	85,304	(245)	124,793	(790)	210,097	(1,035)
Total	$362,036	$(692)	$124,793	$(790)	$486,829	$(1,482)

	As of March 31, 2024
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Asset-backed securities	$—	$—	$121	$—	$121	$—
Commercial paper	67,336	(50)	—	—	67,336	(50)
Corporate notes and bonds	131,443	(191)	—	—	131,443	(191)
Sovereign bonds	—	—	7,676	(73)	7,676	(73)
U.S. government and agency securities	81,130	(139)	259,784	(3,245)	340,914	(3,384)
Total	$279,909	$(380)	$267,581	$(3,318)	$547,490	$(3,698)
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

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following tables present the fair value hierarchy for the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of June 30, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	$—	$2,180	$—	$2,180
Money market funds	99,415	—	—	99,415
Total cash equivalents	99,415	2,180	—	101,595
Marketable securities:
Commercial paper	—	41,576	—	41,576
Corporate notes and bonds	—	350,926	—	350,926
U.S. government and agency securities	240,561	5,983	—	246,544
Total marketable securities	240,561	398,485	—	639,046
Total cash equivalents and marketable securities	$339,976	$400,665	$—	$740,641

Liabilities:
Contingent earn-out consideration liability	$—	$—	$11,015	$11,015
Total contingent earn-out consideration liability	$—	$—	$11,015	$11,015

	As of March 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Corporate notes and bonds	$—	$1,180	$—	$1,180
Money market funds	83,049	—	—	83,049
Total cash equivalents	83,049	1,180	—	84,229
Marketable securities:
Asset-backed securities	—	121	—	121
Commercial paper	—	70,755	—	70,755
Corporate notes and bonds	—	225,822	—	225,822
Sovereign bonds	—	7,676	—	7,676
U.S. government and agency securities	355,804	5,937	—	361,741
Total marketable securities	355,804	310,311	—	666,115
Total cash equivalents and marketable securities	$438,853	$311,491	$—	$750,344

Liabilities:
Contingent earn-out consideration liability	$—	$—	$16,813	$16,813
Total contingent earn-out consideration liability	$—	$—	$16,813	$16,813
During the three months ended June 30, 2024 and 2023, the Company had no transfers between levels of the fair value hierarchy.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Contingent Earn-out Consideration Liability
The following table summarizes the changes in the contingent earn-out consideration liability (in thousands):

	Three Months Ended June 30,
	2024	2023
Beginning fair value	$16,813	$21,862
Additions in the period	—	—
Change in fair value	202	269
Payments	(6,000)	(6,000)
Ending fair value	$11,015	$16,131
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
6.  Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2024	March 31, 2024
Furniture and equipment	$2,833	$2,833
Computers and software	745	745
Leasehold improvements	992	992
Internal-use software development costs	28,874	26,827
Total property and equipment	33,444	31,397
Less: accumulated depreciation and amortization	(20,575)	(19,079)
Total property and equipment, net	$12,869	$12,318
Depreciation and amortization expense on property and equipment for the three months ended June 30, 2024 and 2023 was $1.5 million and $1.4 million, respectively. Included in these amounts was amortization expense for internal-use software development costs of $1.3 million and $1.2 million for the three months ended June 30, 2024 and 2023, respectively. The amortization of the internal-use software development costs is included in cost of revenue in the condensed consolidated statements of operations.
During the three months ended June 30, 2024 and 2023, the Company capitalized $2.0 million and $1.8 million, respectively, of internal-use software development costs, which are included in property and equipment, net in the condensed consolidated balance sheets.
No impairment was recognized on property and equipment during the three months ended June 30, 2024 and 2023.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
7.  Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2024	March 31, 2024
Accrued commissions	$4,396	$5,404
Accrued payroll, bonus, and related expenses	7,459	8,513
Employee contributions under employee stock purchase plan	1,436	496
Rebate liabilities	2,145	995
Sales and other tax liabilities	3,038	2,978
Current portion of contingent earn-out consideration liability	5,666	5,918
Share repurchase liability	1,002	4,000
Transferable federal tax credits payable	—	11,040
Other	3,346	4,359
Total accrued expenses and other current liabilities	$28,488	$43,703
8.  Intangible Assets and Goodwill
Intangible Assets
Intangible assets, net consisted of the following (in thousands):

	June 30, 2024	March 31, 2024
Customer relationships	$37,069	$37,069
Other intangibles	1,531	1,531
Total intangible assets	38,600	38,600
Less: accumulated amortization	(12,344)	(11,283)
Total intangible assets, net	$26,256	$27,317
Amortization expense for intangible assets was $1.1 million and $1.2 million for the three months ended June 30, 2024 and 2023, respectively.
No impairment charges on intangible assets were recorded during the three months ended June 30, 2024 and 2023.
As of June 30, 2024, future amortization expense is as follows (in thousands):

Year Ending March 31,	Amount
Remainder of 2025	$3,184
2026	4,012
2027	4,010
2028	4,010
2029	4,010
2030	4,010
Thereafter	3,020
Total future amortization expense	$26,256
Goodwill
As of June 30, 2024 and March 31, 2024, the Company’s goodwill balance was $67.9 million. No impairment charges on goodwill were recorded during the three months ended June 30, 2024 and 2023.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
9.  Equity
Preferred Stock
In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 100,000,000 shares of undesignated preferred stock with a par value of $0.001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors. As of June 30, 2024 and March 31, 2024, there were no shares of preferred stock issued and outstanding.
Common Stock and Creation of Dual-Class Structure
The Company has two classes of common stock authorized: Class A common stock and Class B common stock, and are collectively referred to as common stock throughout the notes to the condensed consolidated financial statements, unless otherwise noted. On June 8, 2021, the Company’s board of directors and stockholders approved an amendment to the Company’s amended and restated certificate of incorporation which authorized 1,000,000,000 shares of Class A common stock with par value of $0.001 and one vote per share, and 500,000,000 shares of Class B common stock with par value of $0.001 and ten votes per share. The holders of common stock are entitled to receive dividends, as may be declared by the board of directors. Each of the Company’s 85,523,836 shares of then-existing common stock outstanding was reclassified into Class B common stock. Each outstanding share of Class B common stock may be converted at any time at the option of the holder into one share of Class A common stock. As of June 30, 2024, there were 125,207,608 shares of Class A common stock, and 60,496,570 shares of Class B common stock outstanding.
Stock Repurchase Program
The Company’s board of directors previously authorized various programs to repurchase up to $410 million of the Company’s Class A common stock. Under these programs, the Company repurchased and retired 16,480,514 shares of Class A common stock. All of these programs were completed as of April 2024.
On May 1, 2024 the Company’s board of directors authorized a program to repurchase up to $500 million of the Company’s Class A common stock with no expiration date. As of June 30, 2024, the Company repurchased and retired 281,570 shares of Class A common stock under this program for an aggregate purchase price of $7.9 million. As of June 30, 2024, $492.1 million remained available and authorized for repurchase.
All repurchases are subject to general business and market conditions and other investment opportunities and may be executed through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. Immediately upon the repurchase of any shares of Class A common stock, such shares shall be retired by the Company and shall automatically return to the status of authorized but unissued shares of Class A common stock.
Effective January 1, 2023, the Company’s share repurchases in excess of allowable share issuances are subject to a 1% excise tax as a result of the Inflation Reduction Act of 2022. To date, the Company has incurred excise taxes of $1.7 million, all of which remained unpaid as of June 30, 2024.
Common Stock Warrants
In March 2017, the Company issued a warrant to purchase 250,000 shares of common stock at an exercise price of $0.72 per share in connection with a contract signed between the Company and U.S. News & World Report, L.P., or U.S. News. All shares under the warrant were exercised as of March 31, 2024 for an aggregate intrinsic value of $6.7 million.
In October 2021, the Company issued a warrant to U.S. News (the “U.S. News Warrant”) to purchase 516,000 shares of Class A common stock with an exercise price of $12.56 per share in connection with the execution of a commercial agreement with U.S. News. The U.S. News Warrant expires 10 years from the date of grant. The first tranche of the U.S. News Warrant vested on May 1, 2022 and the remainder will vest on a monthly basis over approximately 6 years. The grant-date fair value of the U.S. News Warrant was $34.7 million, which was determined using the Black-Scholes option-pricing model on the date of grant. The fair value of the warrant is recognized as expense in cost of revenue in the condensed consolidated statements of operations on a straight-line basis over its vesting term of 6.48 years. During the three months ended June 30, 2024 and 2023, $1.3 million was recognized as stock-based compensation expense relating to the U.S. News Warrant. As of June 30, 2024,

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
unamortized stock-based compensation expense related to the unvested warrants was $20.1 million, which is expected to be recognized over the remaining vesting period of 3.75 years.
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
The Company granted stock options under the terms of the Plans and outside of the Plans, as approved by the board of directors. During fiscal 2018, the Company granted 4,682,582 options outside of the Plans, of which 2,044,582 options were exercised and 2,638,000 were outstanding as of June 30, 2024.
The Company has shares of common stock reserved for issuance as follows (in thousands):

June 30, 2024
Common stock warrants	516
2010 Plan
Options outstanding	14,017
2021 Plan
Awards outstanding	3,962
Shares available for future grant	41,076
2021 ESPP	9,867
Options outstanding outside the plans	2,638
Total	72,076
Stock Options
Stock options granted generally vest over four years with service-based, performance-based, and/or market-based conditions and expire ten years from the date of grant.
Stock option activities within the Plans as well as outside of the Plans were as follows:

	Number of Shares (in thousands)	Weighted-Average Exercise Price	Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance, March 31, 2024	17,480	$4.60	5.72	$389,931
Options exercised	(784)	3.25
Options forfeited or expired	(41)	7.29
Balance, June 30, 2024	16,655	4.66	5.54	388,230
Vested and exercisable as of June 30, 2024	11,860	3.45	5.14	290,780
Vested and expected to vest as of June 30, 2024	16,655	4.66	5.54	388,230
The aggregate intrinsic value of options exercised during the three months ended June 30, 2024 and 2023 was $18.8 million and $38.5 million, respectively.
As of June 30, 2024, unamortized stock-based compensation expense related to unvested stock options was $19.1 million, which is expected to be recognized over a weighted-average period of 2.45 years.
The Company has not granted any stock options since the first quarter of fiscal 2022.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Restricted Stock Units (“RSUs”)
RSUs granted by the Company generally vest over three or four years based on continued service.
The following table summarizes RSU activity (in thousands, except per share information):

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance, March 31, 2024	2,093	$33.79
Granted	1,847	23.85
Vested	(312)	31.32
Forfeited	(39)	30.02
Unvested balance, June 30, 2024	3,589	28.93
The total fair value of RSUs vested during the three months ended June 30, 2024 and 2023 was $7.4 million and $6.1 million, respectively.
As of June 30, 2024, total unrecognized stock-based compensation expense related to unvested RSUs was $95.3 million, which is expected to be recognized over a weighted-average period of 2.58 years.
Performance-Based Restricted Stock Units (“PSUs”)
The Company did not grant any PSUs during the three months ended June 30, 2024. During the three months ended June 30, 2024, 1,095 PSUs vested and as of June 30, 2024, the performance targets for 65,559 PSUs were met which will vest on August 15, 2024. As of June 30, 2024, the unamortized stock-based compensation expense related to unvested PSUs was $2.2 million. The amount to be recognized will be based on the extent the performance metrics are achieved.
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended June 30,
	2024	2023
Cost of revenue	$2,894	$2,461
Research and development	4,684	3,256
Sales and marketing	6,586	5,995
General and administrative	2,926	2,289
Total stock-based compensation expense	$17,090	$14,001

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
10.  Net Income Per Share Attributable to Common Stockholders
The following table presents the reconciliation of the numerator and denominator for calculating basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended June 30,
	2024	2023
Numerator
Net income	$41,377	$28,406
Denominator
Weighted-average shares used in computing net income per share attributable to Class A and Class B common stockholders, basic	185,610	194,521
Dilutive effect of stock options	13,297	17,474
Dilutive effect of common stock warrants	—	122
Dilutive effect of other share-based awards	317	238
Weighted-average shares used in computing net income per share attributable to Class A and Class B common stockholders, diluted	199,224	212,355
Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.22	$0.15
Diluted	$0.21	$0.13
Certain potentially dilutive securities have been excluded from the calculation of diluted net income per share during the applicable periods because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended June 30,
	2024	2023
Other share-based awards	1,631	870
Common stock warrants	516	516
Total	2,147	1,386
11.  Commitments and Contingencies
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
Legal Matters
Beginning in April 2024, the Company and certain of our directors and officers have been named in lawsuits in the United States District Court for the Northern District of California. The first lawsuit captioned In re Doximity, Inc. Securities Litigation, No. 4:24-cv-02281-JST (N.D. Cal.) is a putative securities class action brought on behalf of our investors from

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
February 9, 2022 and April 1, 2024 and asserts claims against the Company, our CEO and CFO for misrepresentations and omissions about our growth and profitability. The second lawsuit captioned Dalton v. Doximity, Inc., et al. (May 9, 2024) is brought derivatively on behalf of the Company, and asserts claims for, among other things, breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste against certain of our directors and officers on a similar basis to the securities lawsuit. Other similar lawsuits or proceedings may be initiated in the future. The defendants intend to defend vigorously against these actions. In light of, among other things, the early stage of the litigation, the Company is unable to predict the outcome of these matters and is unable to reasonably estimate the amount or range of loss, if any, that could result from an unfavorable outcome.
From time to time, the Company has become involved in claims and other legal matters arising in the ordinary course of business. The Company investigates these claims as they arise. Although claims are inherently unpredictable, the Company is currently not aware of any other matters that, if determined adversely to the Company, would individually or taken together have a material effect on its results of operations, financial position, or cash flows. No material loss contingencies were recorded for the three months ended June 30, 2024 and 2023.
12.  Leases
The Company has non-cancelable operating leases for the rental of office space with various expiration dates through 2030.
The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,
	2024	2023
Operating lease cost	$631	$701
Variable lease cost	6	20
Total lease cost	$637	$721
Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended June 30,
	2024	2023
Cash paid for amounts included in measurement of lease liabilities—Operating cash flows	$666	$167
Supplemental balance sheet information related to leases was as follows:

	June 30, 2024	March 31, 2024
Weighted-average remaining lease term (in years)	5.86	6.09
Weighted-average discount rate	4.18%	4.18%
Maturities of operating lease liabilities as of June 30, 2024 were as follows (in thousands):

Remainder of 2025	$2,051
2026	2,687
2027	2,497
2028	2,605
2029	2,667
Thereafter	3,385
Total future lease payments	$15,892
Less: imputed interest	(1,861)
Present value of lease liabilities	$14,031

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
13.  Other Income, net
Other income, net consisted of the following (in thousands):

	Three Months Ended June 30,
	2024	2023
Interest income	$7,168	$5,018
Net loss on sale of marketable securities	—	(273)
Other income (expense)	(52)	94
Other income, net	$7,116	$4,839
14.  Income Taxes
The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. The Company’s effective tax rates for the three months ended June 30, 2024 and 2023 were 22.2% and 17.7%, respectively. The Company's effective tax rate differs from the U.S. federal statutory rate, primarily due to state income taxes, stock-based compensation related tax benefits, which are subject to limitations for certain executive officers under IRC section 162(m), and federal and state research and development tax credits. The Company’s effective tax rate is based on forecasted annual income before income taxes which may fluctuate through the rest of the year.
The Company is only subject to income taxes in the United States. Significant judgment is required in evaluating the Company’s uncertain tax positions and determining the provision for income taxes. As of June 30, 2024 and March 31, 2024, the Company had unrecognized tax benefits (“UTBs”) of $9.6 million and $9.3 million, respectively, which are primarily included in other liabilities, non-current in our consolidated balance sheets. If realized, $9.4 million would impact the effective tax rate while the remainder would reduce deferred tax assets subject to a full valuation allowance. The Company does not expect any material changes to its UTBs within the next 12 months.
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
Substantially all of the Company’s long-lived assets were based in the United States as of June 30, 2024 and March 31, 2024. No country outside of the United States accounted for more than 10% of total revenue for the three months ended June 30, 2024 and 2023. Substantially all of the Company’s revenue was derived in the United States for the three months ended June 30, 2024 and 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and accompanying notes that are included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K, filed with the SEC on May 23, 2024. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K or in other parts of this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future, and our interim results are not necessarily indicative of the results that may be expected for the full fiscal year or any other period. The last day of our fiscal year is March 31st. Our fiscal quarters end on June 30th, September 30th, December 31st, and March 31st. Fiscal 2025, our current fiscal year, will end on March 31, 2025.
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
Our business model has delivered high revenue growth at scale with profitability. For the three months ended June 30, 2024 and 2023, we recognized revenue of $126.7 million and $108.5 million, respectively, representing a year-over-year growth rate of 17%. For the three months ended June 30, 2024 and 2023, our net income was $41.4 million and $28.4 million and our adjusted EBITDA was $65.9 million and $46.6 million, respectively. We have accomplished this while focusing on our core mission to help every physician be more productive and provide better care for their patients.

Key Business and Financial Metrics
We monitor a number of key business and financial metrics to assess the health and success of our business, including:
Customers with Trailing 12-Month Subscription Revenue Greater than $500,000. The number of customers with trailing 12-month (“TTM”) subscription revenue greater than $500,000 is a key indicator of the scale of our business, and is calculated by counting the number of customers that contributed more than $500,000 in subscription revenue in the TTM period. Our customer count is subject to adjustments for acquisitions, consolidations, spin-offs, and other market activity, and we present our total customer count for historical periods reflecting these adjustments.
The number of customers with at least $500,000 of revenue has grown steadily in recent years as we have engaged new customers and expanded within existing ones. This cohort of customers accounted for approximately 82% of our revenue for the TTM ended June 30, 2024.

	June 30,
	2024	2023
Number of customers with at least $500,000 of revenue	102	88
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

	June 30,
	2024	2023
Net revenue retention rate	114%	118%

Non-GAAP Financial Measures
We use adjusted EBITDA and free cash flow to measure our performance, identify trends, formulate financial projections, and make strategic decisions.
Adjusted EBITDA
We define adjusted EBITDA as net income before interest, income taxes, depreciation, and amortization, and as further adjusted for stock-based compensation expense, change in fair value of contingent earn-out consideration liability, and other income, net. Net income margin represents net income as a percentage of revenue and adjusted EBITDA margin represents adjusted EBITDA as a percentage of revenue.
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

The following table presents a reconciliation of net income to adjusted EBITDA, adjusted EBITDA margin, and net income margin (in thousands, except percentages):

	Three Months Ended June 30,
	2024	2023
Net income	$41,377	$28,406
Adjusted to exclude the following:
Stock-based compensation	17,090	14,001
Depreciation and amortization	2,562	2,604
Provision for income taxes	11,792	6,116
Change in fair value of contingent earn-out consideration liability	202	269
Other income, net	(7,116)	(4,839)
Adjusted EBITDA	$65,907	$46,557

Revenue	$126,676	$108,469
Net income margin	33%	26%
Adjusted EBITDA margin	52%	43%
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
The following table presents a reconciliation of our free cash flow to the most comparable GAAP measure, net cash provided by operating activities, for each of the periods indicated (in thousands):

	Three Months Ended June 30,
	2024	2023
Net cash provided by operating activities	$41,243	$57,200
Purchases of property and equipment	—	(70)
Internal-use software development costs	(1,704)	(1,494)
Free cash flow	$39,539	$55,636
Other cash flow components:
Net cash provided by investing activities	$29,941	$117,326
Net cash used in financing activities	$(56,527)	$(25,824)

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
We also generate revenue from temporary and permanent medical recruiting services which we charge on an hourly-fee, and retainer and placement-fee basis, respectively. For the three months ended June 30, 2024 and 2023, the revenue from temporary and permanent medical recruiting services was not significant to our total revenue.
For a description of our revenue accounting policies, see Note 2—Summary of Significant Accounting Policies included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2024 and filed with the SEC on May 23, 2024.
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
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in U.S. federal, state, and local jurisdictions in which we conduct business. We calculate income taxes in interim periods by applying an estimated annual effective tax rate to income before income taxes and by calculating the tax effect of discrete items recognized during the period. Our effective income tax rate generally differs from the U.S. statutory tax rate of 21.0% primarily due to U.S. federal and state research and development tax credits and stock-based compensation related tax benefits, and state income taxes.

Results of Operations
The following tables set forth our condensed consolidated results of operations data and such data as a percentage of revenue for the periods presented.

	Three Months Ended June 30,
	2024	2023
	(in thousands)
Revenue	$126,676	$108,469
Cost of revenue(1)	13,550	13,153
Gross profit	113,126	95,316
Operating expenses:
Research and development(1)	22,574	21,931
Sales and marketing(1)	35,244	34,455
General and administrative(1)	9,255	9,247
Total operating expenses	67,073	65,633
Income from operations	46,053	29,683
Other income, net	7,116	4,839
Income before income taxes	53,169	34,522
Provision for income taxes	11,792	6,116
Net income	$41,377	$28,406
_______________
(1)Costs and expenses include stock-based compensation expense as follows:

	Three Months Ended June 30,
	2024	2023
	(in thousands)
Cost of revenue	$2,894	$2,461
Research and development	4,684	3,256
Sales and marketing	6,586	5,995
General and administrative	2,926	2,289
Total stock-based compensation expense	$17,090	$14,001

	Three Months Ended June 30,
	2024	2023
	(percentages of revenue)
Revenue	100%	100%
Cost of revenue	11	12
Gross profit	89	88
Operating expenses:
Research and development	18	20
Sales and marketing	28	32
General and administrative	7	9
Total operating expenses	53	61
Income from operations	36	27
Other income, net	6	5
Income before income taxes	42	32
Provision for income taxes	9	6
Net income	33%	26%

Comparison of the three months ended June 30, 2024 and 2023.
Revenue

	Three Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Revenue	$126,676	$108,469	$18,207	17%
Revenue for the three months ended June 30, 2024 increased $18.2 million as compared to the same period in 2023. The increase was primarily driven by a $18.7 million increase in subscription revenue. Of the increase in subscription revenue, $5.5 million was driven by the addition of new subscription customers1 and $13.2 million was due to the expansion of existing customers. The expansion of existing customers was primarily driven by average revenue per existing Marketing Solutions customers increasing by approximately 19% as a result of adding new and growing existing brands and service lines. Approximately 95% of our revenue for the three months ended June 30, 2024 was derived from subscription customers. The remaining change in revenue was primarily due to a reduction in permanent placement recruiting services.
Cost of revenue, gross profit and gross margin

	Three Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Cost of revenue	$13,550	$13,153	$397	3%
Gross profit	$113,126	$95,316	$17,810	19%
Gross margin	89%	88%
Cost of revenue for the three months ended June 30, 2024 remained materially consistent as compared to the same period in 2023.
The gross margin for the three months ended June 30, 2024 increased due to the growth in our revenue.
Operating Expenses
Research and development

	Three Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Research and development	$22,574	$21,931	$643	3%
Research and development expense for the three months ended June 30, 2024 remained materially consistent as compared to the same period in 2023.
Sales and marketing

	Three Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Sales and marketing	$35,244	$34,455	$789	2%
Sales and marketing expense for the three months ended June 30, 2024 increased $0.8 million as compared to the same period in 2023. The increase was primarily driven by a $0.9 million increase in sales incentive compensation and a $0.6 million increase in stock-based compensation expense as a result of new awards granted to existing employees and a $0.5 million increase in marketing activities. These increases were partially offset by a $1.5 million decrease in personnel costs as a result of a reduction in average headcount due to the Company’s restructuring plan executed in August 2023.
1 We define new subscription customers as revenue-generating subscription customers in the current fiscal period who did not contribute any revenue for the same period in the prior fiscal year.

General and administrative

	Three Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
General and administrative	$9,255	$9,247	$8	—%
General and administrative expense for the three months ended June 30, 2024 remained materially consistent as compared to the same period in 2023.
Other income, net

	Three Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Other income, net	$7,116	$4,839	$2,277	47%
Other income, net for the three months ended June 30, 2024 increased $2.3 million as compared to the same period in 2023, primarily driven by increases in interest income due to higher yields earned on our cash equivalents and marketable securities portfolio.
Provision for income taxes

	Three Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Provision for income taxes	$11,792	$6,116	$5,676	93%
Income tax expense for the three months ended June 30, 2024 increased $5.7 million as compared to the same period in 2023, primarily driven by higher income before taxes and decreased tax deductions from stock award activities.
Liquidity and Capital Resources
Since inception, we have financed operations primarily through proceeds received from sales of equity securities and payments received from our customers. As of June 30, 2024, our principal sources of liquidity were cash and cash equivalents and marketable securities of $750.5 million. Our marketable securities consist of U.S. government and agency securities, corporate notes and bonds, and commercial paper.
The Company’s board of directors previously authorized various programs to repurchase up to $410 million of the Company’s Class A common stock. Under these programs, the Company repurchased and retired 16,480,514 shares of Class A common stock. All of these programs were completed as of April 2024.
On May 1, 2024 the Company’s board of directors authorized a program to repurchase up to $500 million of the Company’s Class A common stock with no expiration date. As of June 30, 2024, the Company repurchased and retired 281,570 shares of Class A common stock under this program for an aggregate purchase price of $7.9 million. As of June 30, 2024, $492.1 million remained available and authorized for repurchase.
All repurchases are subject to general business and market conditions and other investment opportunities and may be executed through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. Immediately upon the repurchase of any shares of Class A common stock, such shares shall be retired by the Company and shall automatically return to the status of authorized but unissued shares of Class A common stock.
Effective January 1, 2023, the Company’s share repurchases in excess of allowable share issuances are subject to a 1% excise tax as a result of the Inflation Reduction Act of 2022. To date, the Company has incurred excise taxes of $1.7 million, all of which remained unpaid as of June 30, 2024.
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
For further details regarding our cash requirements from noncancelable operating lease obligations and other contractual commitments, see Note 11—Commitments and Contingencies and Note 12—Leases included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Cash Flows

	Three Months Ended June 30,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$41,243	$57,200
Net cash provided by investing activities	$29,941	$117,326
Net cash used in financing activities	$(56,527)	$(25,824)
Net cash provided by operating activities
Cash provided by operating activities was $41.2 million for the three months ended June 30, 2024. This consisted of net income of $41.4 million, adjusted for non-cash items of $20.0 million and a net outflow from operating assets and liabilities of $20.1 million. Non-cash items primarily consisted of stock-based compensation expense of $17.1 million, depreciation and amortization expense of $2.6 million, amortization of deferred contract costs of $2.7 million, non-cash lease expense of $0.5 million, partially offset by the accretion of discount on marketable securities of $2.4 million. The net outflow from operating assets and liabilities was driven by a $19.4 million increase in accounts receivable due to the timing of billings and collections, a $12.9 million decrease in accounts payable, accrued expenses, and other liabilities which was primarily due to the timing of transferable tax credit payments, and a $1.4 million increase in deferred contract costs. The outflows were partially offset by a $10.5 million decrease in prepaid expenses and other assets primarily due to prepaid taxes, and a $3.7 million increase in deferred revenue due to the timing of customer billings and program launches. During the three months ended June 30, 2024, the Company made $12.9 million in payments for taxes, whereas during the three months ended June 30, 2023, the Company did not make significant tax payments. The increase in cash paid for income taxes was partially related to the Tax Cuts and Jobs Act of 2017, which eliminated the option to deduct research and development expenditures and required taxpayers to capitalize and amortize them over five or fifteen years. Although Congress is considering legislation that would defer the amortization requirement to later years, we have no assurance that the provision will be so deferred, repealed or otherwise modified. The requirement may also reduce our cash flows from operating activities in future periods, the amounts and specific periods of which we are unable to estimate at this time.
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

Net cash provided by investing activities
Cash provided by investing activities was $29.9 million for the three months ended June 30, 2024, which primarily consisted of proceeds from the maturities of marketable securities of $202.1 million, partially offset by $170.4 million of marketable securities purchases and $1.7 million for internal-use software development costs.
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
Net cash used in financing activities
Cash used in financing activities was $56.5 million for the three months ended June 30, 2024, which primarily consisted of common stock repurchases of $51.2 million, $5.5 million of payments for contingent consideration related to the AMiON acquisition, and $2.4 million of taxes paid related to the net share settlement of equity awards. These payments were partially offset by $2.6 million of proceeds from the exercise of stock options.
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
There have been no material changes to our critical accounting policies and estimates during the three months ended June 30, 2024 as compared to those described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024 and filed with the SEC on May 23, 2024.
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
Interest Rate Risk
Our cash and cash equivalents and marketable securities primarily consist of cash on hand and highly liquid investments in money market funds, corporate notes and bonds, commercial paper, and U.S. government and agency securities. As of June 30, 2024, we had cash and cash equivalents of $111.4 million and marketable securities of $639.0 million. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair value of our investments. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates.

A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $4.4 million and $3.4 million, respectively, in the market value of our cash equivalents and marketable securities as of June 30, 2024 and March 31, 2024. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investments caused by a change in interest rates are recorded in other comprehensive income and are realized in net income only if we sell the underlying securities.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Beginning in April 2024, the Company and certain of our directors and officers have been named in lawsuits in the United States District Court for the Northern District of California. The first lawsuit captioned In re Doximity, Inc. Securities Litigation, No. 4:24-cv-02281-JST (N.D. Cal.) a putative securities class action brought on behalf of our investors from February 9, 2022 and April 1, 2024 and asserts claims against the Company, our CEO and CFO for misrepresentations and omissions about our growth and profitability. The second lawsuit captioned Dalton v. Doximity, Inc., et al. (May 9, 2024) is brought derivatively on behalf of the Company, and asserts claims for, among other things, breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste against certain of our directors and officers on a similar basis to the securities lawsuit. Other similar lawsuits or proceedings may be initiated in the future. The defendants intend to defend vigorously against these actions.
For further discussion of our legal proceedings, please refer to Note 11—Commitments and Contingencies included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
We are subject to various risks that could have a material adverse impact on our financial position, results of operations, or cash flows. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the factors discussed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2024. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also materially adversely affect our financial position, results of operations, or cash flows. There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Share Repurchases
The following table presents information with respect to the repurchases of our Class A common stock during the three months ended June 30, 2024:

Period	Total Number of Shares Repurchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
April 1 - 30, 2024	1,570,965	$25.63	1,570,965	$—
May 1 - 31, 2024	—	$—	—	$500,000
June 1 - 30, 2024	281,570	$28.14	281,570	$492,076
Total	1,852,535		1,852,535
_______________
(1)On October 26, 2023, the Company’s board of directors authorized a program to repurchase up to $70 million of the Company’s Class A common stock over a period of 12 months. This program was completed as of April 2024. On May 1, 2024, the Company’s board of directors authorized another program to repurchase up to $500 million of the Company’s Class A common stock with no expiration date. The repurchases can be executed through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans.

Use of Proceeds
On June 28, 2021, we closed our IPO of 22,505,750 shares of our Class A common stock sold by us, including 3,495,000 shares pursuant to the exercise of the underwriters’ option to purchase additional shares of our Class A common stock, and 4,289,250 shares of Class A common stock sold by an existing stockholder, at an offering price of $26.00 per share, resulting in proceeds to us of $548.5 million after deducting underwriting discounts and commissions as well as deferred offering costs. All of the shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-256584), which was declared effective by the SEC on June 23, 2021. Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Piper Sandler & Co., William Blair & Company, L.L.C., Canaccord Genuity LLC, Needham & Company, LLC, Raymond James & Associates, Inc., and SVB Leerink LLC acted as underwriters for the offering. We incurred offering expenses of approximately $5.5 million. No payments for such expenses were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities, or to our affiliates. Upon completion of the sale of the shares of our Class A common stock referenced in the preceding sentences, the IPO terminated. There has been no material change in the planned use of proceeds from our IPO from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information

During the quarter ended June 30, 2024, none of our directors or executive officers as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934 adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-256584	3.2	June 15, 2021

3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-256584	3.4	June 15, 2021

4.1	Form of Class A common stock certificate of the Registrant.	S-1	333-256584	4.1	May 28, 2021

4.2	Amended and Restated Investors’ Rights Agreement, dated April 10, 2014, by and among the Registrant and certain of its stockholders.	S-1	333-256584	4.2	May 28, 2021

4.3	Warrant to Purchase Shares of Common Stock issued to U.S. News & World Report, L.P., dated March 10, 2017.	S-1	333-256584	4.3	May 28, 2021

4.4	Warrant to Purchase Shares of Class A Common Stock issued to U.S. News & World Report, L.P., dated June 14, 2021.	10-Q	001-40508	4.2	August 12, 2021

4.5	Amendment to Warrant to Purchase Shares of Class A Common Stock issued to U.S. News & World Report, L.P., dated September 2, 2021.	10-Q	001-40508	4.3	November 10, 2021

4.6	Second Amendment to Warrant to Purchase Shares of Class A Common Stock issued to U.S. News & World Report, L.P., dated October 8, 2021.	10-Q	001-40508	4.4	November 10, 2021

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-256584	10.1	June 15, 2021

10.2#	2010 Equity Incentive Plan, as amended, and forms of agreements thereunder.	S-1/A	333-256584	10.2	June 15, 2021

10.3#	2021 Stock Option and Incentive Plan, and forms of agreements thereunder.	10-K	001-40508	10.3	May 27, 2022

10.4#	2021 Employee Stock Purchase Plan.	S-1/A	333-256584	10.4	June 15, 2021

10.5#	Senior Executive Cash Incentive Bonus Plan.	S-1/A	333-256584	10.5	June 15, 2021

10.6#	Non-Employee Director Compensation Policy.	Filed herewith

10.8#	Jennifer Chaloemtiarana Offer Letter	10-Q	001-40508	10.8	August 8, 2023

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith
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

DOXIMITY, INC.

Date: August 8, 2024	By:	/s/ Jeffrey Tangney
Jeffrey Tangney Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2024	By:	/s/ Anna Bryson
Anna Bryson Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)