Form 10-Q
period 2024-09-30
Doximity, Inc.
filed 2024-11-07
CIK 1516513

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
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The registrant had outstanding 128,135,991 shares of Class A common stock and 58,555,770 shares of Class B common stock as of October 31, 2024.

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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
DOXIMITY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	September 30, 2024	March 31, 2024
Assets
Current assets:
Cash and cash equivalents	$184,248	$96,785
Marketable securities	621,310	666,115
Accounts receivable, net of allowance for doubtful accounts of $1,767 and $1,893 at September 30, 2024 and March 31, 2024, respectively	124,793	101,332
Prepaid expenses and other current assets	27,361	48,709
Total current assets	957,712	912,941
Property and equipment, net	12,818	12,318
Deferred income tax assets	43,761	45,068
Operating lease right-of-use assets	9,774	12,332
Intangible assets, net	25,195	27,317
Goodwill	67,940	67,940
Other assets	1,316	1,458
Total assets	$1,118,516	$1,079,374
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,770	$2,253
Accrued expenses and other current liabilities	33,540	43,703
Deferred revenue, current	93,751	99,145
Operating lease liabilities, current	2,222	2,149
Total current liabilities	132,283	147,250
Deferred revenue, non-current	148	211
Operating lease liabilities, non-current	11,269	12,397
Contingent earn-out consideration liability, non-current	5,469	10,895
Other liabilities, non-current	8,151	7,224
Total liabilities	157,320	177,977
Commitments and contingencies (Note 12)
Stockholders' Equity
Preferred stock, $0.001 par value; 100,000 shares authorized as of September 30, 2024 and March 31, 2024, respectively; zero shares issued and outstanding as of September 30, 2024 and March 31, 2024, respectively	—	—
Class A and Class B common stock, $0.001 par value; 1,500,000 shares authorized as of September 30, 2024 and March 31, 2024, respectively; 186,781 and 186,562 shares issued and outstanding as of September 30, 2024 and March 31, 2024, respectively	187	187
Additional paid-in capital	863,113	823,885
Accumulated other comprehensive income (loss)	2,676	(2,664)
Retained earnings	95,220	79,989
Total stockholders’ equity	961,196	901,397
Total liabilities and stockholders’ equity	$1,118,516	$1,079,374
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOXIMITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Revenue	$136,832	$113,612	$263,508	$222,081
Cost of revenue	13,676	12,759	27,226	25,912
Gross profit	123,156	100,853	236,282	196,169
Operating expenses:
Research and development	23,240	19,958	45,814	41,889
Sales and marketing	34,367	30,201	69,611	64,656
General and administrative	10,103	8,966	19,358	18,213
Restructuring and impairment charge	2,304	7,936	2,304	7,936
Total operating expenses	70,014	67,061	137,087	132,694
Income from operations	53,142	33,792	99,195	63,475
Other income, net	9,029	5,903	16,145	10,742
Income before income taxes	62,171	39,695	115,340	74,217
Provision for income taxes	18,017	9,093	29,809	15,209
Net income	$44,154	$30,602	$85,531	$59,008
Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.24	$0.16	$0.46	$0.30
Diluted	$0.22	$0.15	$0.43	$0.28
Weighted-average shares used in computing net income per share attributable to Class A and Class B common stockholders:
Basic	186,252	193,112	185,933	193,813
Diluted	200,407	209,014	199,818	210,681
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOXIMITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Net income	$44,154	$30,602	$85,531	$59,008
Other comprehensive income
Change in unrealized gain on available-for-sale-securities, net of tax provision of $1,246, $1,146, $1,803 and $1,736, respectively	3,684	3,408	5,340	5,155
Comprehensive income	$47,838	$34,010	$90,871	$64,163
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOXIMITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended September 30, 2024
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Stockholders' Equity
	Shares	Amount
Balance as of June 30, 2024	185,704	$186	$841,470	$(1,008)	$72,932	$913,580
Stock-based compensation	—	—	16,992	—	—	16,992
Exercise of stock options and common stock warrants	1,441	1	7,707	—	—	7,708
Vesting of restricted stock units	321	—	—	—	—	—
Tax withholding on shares under stock-based compensation awards	—	—	(5,828)	—	—	(5,828)
Repurchase and retirement of common stock, including excise tax	(740)	—	—	—	(21,866)	(21,866)
Common stock warrant expense	—	—	1,350	—	—	1,350
Issuance of common stock in connection with the employee stock purchase plan	55	—	1,422	—	—	1,422
Other comprehensive income	—	—	—	3,684	—	3,684
Net income	—	—	—	—	44,154	44,154
Balance as of September 30, 2024	186,781	$187	$863,113	$2,676	$95,220	$961,196

	Three Months Ended September 30, 2023
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders' Equity
	Shares	Amount
Balance as of June 30, 2023	194,649	$195	$777,772	$(12,336)	$225,156	$990,787
Stock-based compensation	—	—	12,348	—	—	12,348
Exercise of stock options	1,129	1	3,960	—	—	3,961
Vesting of restricted stock units	199	—	—	—	—	—
Tax withholding on shares under stock-based compensation awards	—	—	(2,120)	—	—	(2,120)
Repurchase and retirement of common stock, including excise tax	(7,536)	(8)	—	—	(170,355)	(170,363)
Common stock warrant expense	—	—	1,350	—	—	1,350
Issuance of common stock in connection with the employee stock purchase plan	77	—	1,494	—	—	1,494
Other comprehensive income	—	—	—	3,408	—	3,408
Net income	—	—	—	—	30,602	30,602
Balance as of September 30, 2023	188,518	$188	$794,804	$(8,928)	$85,403	$871,467
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOXIMITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Six Months Ended September 30, 2024
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Stockholders' Equity
	Shares	Amount
Balance as of March 31, 2024	186,562	$187	$823,885	$(2,664)	$79,989	$901,397
Stock-based compensation	—	—	33,089	—	—	33,089
Exercise of stock options and common stock warrants	2,225	2	10,254	—	—	10,256
Vesting of restricted stock units	532	—	—	—	—	—
Tax withholding on shares under stock-based compensation awards	—	—	(8,222)	—	—	(8,222)
Repurchase and retirement of common stock, including excise tax	(2,593)	(2)	—	—	(70,300)	(70,302)
Common stock warrant expense	—	—	2,685	—	—	2,685
Issuance of common stock in connection with the employee stock purchase plan	55	—	1,422	—	—	1,422
Other comprehensive income	—	—	—	5,340	—	5,340
Net income	—	—	—	—	85,531	85,531
Balance as of September 30, 2024	186,781	$187	$863,113	$2,676	$95,220	$961,196

	Six Months Ended September 30, 2023
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders' Equity
	Shares	Amount
Balance as of March 31, 2023	193,941	$194	$762,150	$(14,083)	$217,855	$966,116
Stock-based compensation	—	—	25,307	—	—	25,307
Exercise of stock options	2,380	2	7,252	—	—	7,254
Vesting of restricted stock units	320	—	—	—	—	—
Tax withholding on shares under stock-based compensation awards	—	—	(4,084)	—	—	(4,084)
Repurchase and retirement of common stock, including excise tax	(8,200)	(8)	—	—	(191,460)	(191,468)
Common stock warrant expense	—	—	2,685	—	—	2,685
Issuance of common stock in connection with the employee stock purchase plan	77	—	1,494	—	—	1,494
Other comprehensive income	—	—	—	5,155	—	5,155
Net income	—	—	—	—	59,008	59,008
Balance as of September 30, 2023	188,518	$188	$794,804	$(8,928)	$85,403	$871,467
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOXIMITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net income	$85,531	$59,008
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,175	5,208
Deferred income taxes	204	—
Stock-based compensation, net of amounts capitalized	34,958	27,448
Non-cash lease expense	951	1,077
Accretion of discount on marketable securities, net	(5,368)	(1,794)
Amortization of deferred contract costs	4,759	4,730
Impairment of long-lived assets	2,304	—
Other	(122)	127
Changes in operating assets and liabilities:
Accounts receivable	(23,478)	9,644
Prepaid expenses and other assets	19,948	(10,504)
Deferred contract costs	(3,216)	(2,448)
Accounts payable, accrued expenses and other liabilities	(5,546)	(8,063)
Deferred revenue	(5,457)	(13,753)
Operating lease liabilities	(1,054)	(582)
Net cash provided by operating activities	109,589	70,098
Cash flows from investing activities
Purchases of property and equipment	—	(111)
Internal-use software development costs	(3,247)	(2,732)
Purchases of marketable securities	(367,808)	(180,226)
Maturities of marketable securities	417,913	212,768
Sales of marketable securities	7,241	37,525
Net cash provided by investing activities	54,099	67,224
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock options and common stock warrants	10,243	7,218
Proceeds from issuance of common stock in connection with the employee stock purchase plan	1,422	1,494
Taxes paid related to net share settlement of equity awards	(8,222)	(4,084)
Repurchase of common stock	(74,198)	(186,184)
Payment of contingent consideration related to a business combination	(5,470)	(5,390)
Net cash used in financing activities	(76,225)	(186,946)
Net increase (decrease) in cash and cash equivalents	87,463	(49,624)
Cash and cash equivalents, beginning of period	96,785	158,027
Cash and cash equivalents, end of period	$184,248	$108,403
Supplemental disclosures of cash flow information
Cash paid for taxes, net of refunds	$21,985	$29,438
Non-cash financing and investing activities
Share repurchases included in accrued expenses	$104	$5,003
Excise tax payable on share repurchases	$1,493	$1,030
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
2.  Summary of Significant Accounting Policies
There have been no material changes to the significant accounting policies of the Company during the six months ended September 30, 2024 as compared to those described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024 and filed with the SEC on May 23, 2024.
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
The accompanying condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s financial position, results of operations, stockholders’ equity, and cash flows. The results of operations for the three and six months ended September 30, 2024, shown in this report are not necessarily indicative of the results to be expected for the full year ending March 31, 2025.
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
Concentrations of credit risk with respect to accounts receivable are primarily limited to certain customers to which the Company makes substantial sales. No customer represented 10% or more of revenue for the three and six months ended September 30, 2024 and 2023. The Company’s significant customers that represented 10% or more of accounts receivable, net for the periods presented were as follows:

	Accounts Receivable, Net
	September 30, 2024	March 31, 2024

Customer A	13%	*
Customer B	13%	15%
Customer C	10%	*
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

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
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
Revenue Disaggregation
Revenue consisted of the following (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Subscription	$129,639	$106,654	$249,607	$207,909
Other	7,193	6,958	13,901	14,172
Total revenue	$136,832	$113,612	$263,508	$222,081
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

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The Company records unbilled revenue when revenue is recognized in amounts for which it is contractually entitled but exceeds the amounts the Company has a right to bill as of the end of the period. The Company records unbilled revenue on the condensed consolidated balance sheets within prepaid expenses and other current assets. The Company’s unbilled revenue balances were $1.3 million and $2.3 million as of September 30, 2024 and March 31, 2024, respectively.
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
Revenue recognized for the three months ended September 30, 2024 and 2023 from amounts included in deferred revenue as of the beginning of the period was $76.0 million and $71.4 million, respectively. Revenue recognized for the six months ended September 30, 2024 and 2023 from amounts included in deferred revenue as of the beginning of the period was $89.9 million and $97.1 million, respectively.
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
The Company capitalized $1.8 million and $3.2 million of contract acquisition costs for the three and six months ended September 30, 2024, respectively, and $1.2 million and $2.4 million of contract acquisition costs for the three and six months ended September 30, 2023. Amortization of deferred contract costs was $2.1 million and $4.8 million for the three and six months ended September 30, 2024, respectively, and $2.0 million and $4.7 million for the three and six months ended September 30, 2023. As of September 30, 2024, the Company’s current and non-current deferred contract cost balances were $3.4 million and $0.5 million, respectively. As of March 31, 2024, the Company’s current and non-current deferred contract cost balances were $5.0 million and $0.4 million, respectively.
Deferred contract costs are periodically analyzed for impairment. There were no impairment losses relating to deferred contract costs during the three and six months ended September 30, 2024 and 2023.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
4.  Investments
The cost, gross unrealized gains and losses, and fair value of investments are as follows (in thousands):

	As of September 30, 2024
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Commercial paper	$14,949	$2	$(1)	$14,950
Money market funds	123,972	—	—	123,972
Total cash equivalents	138,921	2	(1)	138,922
Marketable securities:
Commercial paper	49,639	59	—	49,698
Corporate notes and bonds	460,784	2,990	(41)	463,733
U.S. government and agency securities	107,308	571	—	107,879
Total marketable securities	617,731	3,620	(41)	621,310
Total cash equivalents and marketable securities	$756,652	$3,622	$(42)	$760,232
As of September 30, 2024, the contractual maturities of the Company’s available-for-sale debt securities were as follows (in thousands):

Fair Value
Due within one year	$397,730
Due in one to two years	238,530
Total	$636,260
Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations.
The cost, gross unrealized gains and losses, and fair value of investments were as follows (in thousands):

	As of March 31, 2024
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Corporate notes and bonds	$1,180	$—	$—	$1,180
Money market funds	83,049	—	—	83,049
Total cash equivalents	84,229	—	—	84,229
Marketable securities:
Asset-backed securities	121	—	—	121
Commercial paper	70,804	1	(50)	70,755
Corporate notes and bonds	225,880	133	(191)	225,822
Sovereign bonds	7,749	—	(73)	7,676
U.S. government and agency securities	365,123	2	(3,384)	361,741
Total marketable securities	669,677	136	(3,698)	666,115
Total cash equivalents and marketable securities	$753,906	$136	$(3,698)	$750,344
As of September 30, 2024 and March 31, 2024, the Company has recognized accrued interest of $4.9 million and $3.8 million, respectively, which is included in prepaid expenses and other current assets in the condensed consolidated balance sheets.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
As the Company does not intend to sell the securities with unrealized losses and it is more likely than not that the Company will hold these securities until maturity or until the cost basis is recovered, the Company did not recognize any impairment on these securities as of September 30, 2024 or March 31, 2024. The Company did not recognize any credit losses related to the Company’s debt securities as of September 30, 2024 or March 31, 2024. The fair value related to the debt securities with unrealized losses for which no credit losses were recognized was $52.4 million and $547.5 million as of September 30, 2024 and March 31, 2024, respectively.
The following tables summarize the gross unrealized losses and fair values of investments in an unrealized loss position, aggregated by security type and length of time that the individual securities have been in a continuous unrealized loss position (in thousands):

	As of September 30, 2024
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper	$4,496	$(1)	$—	$—	$4,496	$(1)
Corporate notes and bonds	47,935	(41)	—	—	47,935	(41)
Total	$52,431	$(42)	$—	$—	$52,431	$(42)

	As of March 31, 2024
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Asset-backed securities	$—	$—	$121	$—	$121	$—
Commercial paper	67,336	(50)	—	—	67,336	(50)
Corporate notes and bonds	131,443	(191)	—	—	131,443	(191)
Sovereign bonds	—	—	7,676	(73)	7,676	(73)
U.S. government and agency securities	81,130	(139)	259,784	(3,245)	340,914	(3,384)
Total	$279,909	$(380)	$267,581	$(3,318)	$547,490	$(3,698)
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

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following tables present the fair value hierarchy for the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of September 30, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	$—	$14,950	$—	$14,950
Money market funds	123,972	—	—	123,972
Total cash equivalents	123,972	14,950	—	138,922
Marketable securities:
Commercial paper	—	49,698	—	49,698
Corporate notes and bonds	—	463,733	—	463,733
U.S. government and agency securities	104,844	3,035	—	107,879
Total marketable securities	104,844	516,466	—	621,310
Total cash equivalents and marketable securities	$228,816	$531,416	$—	$760,232

Liabilities:
Contingent earn-out consideration liability	$—	$—	$11,236	$11,236
Total contingent earn-out consideration liability	$—	$—	$11,236	$11,236

	As of March 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Corporate notes and bonds	$—	$1,180	$—	$1,180
Money market funds	83,049	—	—	83,049
Total cash equivalents	83,049	1,180	—	84,229
Marketable securities:
Asset-backed securities	—	121	—	121
Commercial paper	—	70,755	—	70,755
Corporate notes and bonds	—	225,822	—	225,822
Sovereign bonds	—	7,676	—	7,676
U.S. government and agency securities	355,804	5,937	—	361,741
Total marketable securities	355,804	310,311	—	666,115
Total cash equivalents and marketable securities	$438,853	$311,491	$—	$750,344

Liabilities:
Contingent earn-out consideration liability	$—	$—	$16,813	$16,813
Total contingent earn-out consideration liability	$—	$—	$16,813	$16,813
During the six months ended September 30, 2024 and 2023, the Company had no transfers between levels of the fair value hierarchy.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Contingent Earn-out Consideration Liability
The following table summarizes the changes in the contingent earn-out consideration liability (in thousands):

	Six Months Ended September 30,
	2024	2023
Beginning fair value	$16,813	$21,862
Additions in the period	—	—
Change in fair value	423	316
Payments	(6,000)	(6,000)
Ending fair value	$11,236	$16,178
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
6.  Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2024	March 31, 2024
Furniture and equipment	$2,140	$2,833
Computers and software	689	745
Leasehold improvements	815	992
Internal-use software development costs	30,892	26,827
Total property and equipment	34,536	31,397
Less: accumulated depreciation and amortization	(21,718)	(19,079)
Total property and equipment, net	$12,818	$12,318
Depreciation and amortization expense on property and equipment was $1.6 million and $3.1 million for the three and six months ended September 30, 2024, respectively, and $1.4 million and $2.8 million for the three and six months ended September 30, 2023, respectively. Included in these amounts was amortization expense for internal-use software development costs of $1.4 million and $2.7 million for the three and six months ended September 30, 2024, respectively, and $1.2 million and $2.4 million for the three and six months ended September 30, 2023, respectively. The amortization of the internal-use software development costs is included in cost of revenue in the condensed consolidated statements of operations.
During the three and six months ended September 30, 2024, the Company capitalized $2.0 million and $4.0 million, respectively, and during the three and six months ended September 30, 2023, capitalized $1.5 million and $3.3 million, respectively, of internal-use software development costs, which are included in property and equipment, net in the condensed consolidated balance sheets.
During the three and six months ended September 30, 2024, an immaterial impairment charge was recognized on property and equipment. See Note 11 for further details. No impairment was recognized on property and equipment during the three and six months ended September 30, 2023.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
7.  Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2024	March 31, 2024
Accrued commissions	$4,338	$5,404
Accrued payroll, bonus, and related expenses	8,493	8,513
Employee contributions under employee stock purchase plan	568	496
Rebate liabilities	1,504	995
Sales and other tax liabilities	2,350	2,978
Income taxes payable	5,353	—
Current portion of contingent earn-out consideration liability	5,767	5,918
Share repurchase liability	104	4,000
Transferable federal tax credits payable	—	11,040
Other	5,063	4,359
Total accrued expenses and other current liabilities	$33,540	$43,703
8.  Intangible Assets and Goodwill
Intangible Assets
Intangible assets, net consisted of the following (in thousands):

	September 30, 2024	March 31, 2024
Customer relationships	$37,069	$37,069
Other intangibles	1,531	1,531
Total intangible assets	38,600	38,600
Less: accumulated amortization	(13,405)	(11,283)
Total intangible assets, net	$25,195	$27,317
Amortization expense for intangible assets was $1.0 million and $1.2 million for three months ended September 30, 2024 and 2023, respectively, and $2.1 million and $2.4 million for the six months ended September 30, 2024 and 2023, respectively.
No impairment charges on intangible assets were recorded during the three and six months ended September 30, 2024 and 2023.
As of September 30, 2024, future amortization expense is as follows (in thousands):

Year Ending March 31,	Amount
Remainder of 2025	$2,123
2026	4,012
2027	4,010
2028	4,010
2029	4,010
2030	4,010
Thereafter	3,020
Total future amortization expense	$25,195

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Goodwill
As of September 30, 2024 and March 31, 2024, the Company’s goodwill balance was $67.9 million. No impairment charges on goodwill were recorded during the three and six months ended September 30, 2024 and 2023.
9.  Equity
Preferred Stock
In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 100,000,000 shares of undesignated preferred stock with a par value of $0.001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors. As of September 30, 2024 and March 31, 2024, there were no shares of preferred stock issued and outstanding.
Common Stock and Creation of Dual-Class Structure
The Company has two classes of common stock authorized: Class A common stock and Class B common stock, and are collectively referred to as common stock throughout the notes to the condensed consolidated financial statements, unless otherwise noted. On June 8, 2021, the Company’s board of directors and stockholders approved an amendment to the Company’s amended and restated certificate of incorporation which authorized 1,000,000,000 shares of Class A common stock with par value of $0.001 and one vote per share, and 500,000,000 shares of Class B common stock with par value of $0.001 and ten votes per share. The holders of common stock are entitled to receive dividends, as may be declared by the board of directors. Each of the Company’s 85,523,836 shares of then-existing common stock outstanding was reclassified into Class B common stock. Each outstanding share of Class B common stock may be converted at any time at the option of the holder into one share of Class A common stock. As of September 30, 2024, there were 128,216,478 shares of Class A common stock, and 58,564,170 shares of Class B common stock outstanding.
Stock Repurchase Program
Prior to March 31, 2024, the Company’s board of directors authorized various programs to repurchase up to $410 million of the Company’s Class A common stock. Under these programs, the Company repurchased and retired 16,480,514 shares of Class A common stock. All of these programs were completed as of April 2024.
On May 1, 2024 the Company’s board of directors authorized a program to repurchase up to $500 million of the Company’s Class A common stock with no expiration date. As of September 30, 2024, the Company repurchased and retired 1,021,233 shares of Class A common stock under this program for an aggregate purchase price of $30.0 million and $470.0 million remained available and authorized for repurchase.
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
Effective January 1, 2023, the Company’s share repurchases in excess of allowable share issuances are subject to a 1% excise tax as a result of the Inflation Reduction Act of 2022. As of March 31, 2024 and September 30, 2024, the Company had accrued excise taxes of $1.5 million, all of which remained unpaid as of September 30, 2024.
Common Stock Warrants
In March 2017, the Company issued a warrant to purchase 250,000 shares of common stock at an exercise price of $0.72 per share in connection with a contract signed between the Company and U.S. News & World Report, L.P., or U.S. News. All shares under the warrant were exercised as of March 31, 2024 for an aggregate intrinsic value of $6.7 million.
In October 2021, the Company issued a warrant to U.S. News (the “U.S. News Warrant”) to purchase 516,000 shares of Class A common stock with an exercise price of $12.56 per share in connection with the execution of a commercial agreement with U.S. News. The U.S. News Warrant expires 10 years from the date of grant. The first tranche of the U.S. News Warrant vested on May 1, 2022 and the remainder will vest on a monthly basis over approximately 6 years. The grant-date fair value of the U.S. News Warrant was $34.7 million, which was determined using the Black-Scholes option-pricing model on the date of

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
grant. The fair value of the warrant is recognized as expense in cost of revenue in the condensed consolidated statements of operations on a straight-line basis over its vesting term of 6.48 years. During the six months ended September 30, 2024 and 2023, $2.7 million was recognized as stock-based compensation expense relating to the U.S. News Warrant. During the six months ended September 30, 2024, 200,667 shares with an intrinsic value of $3.6 million were exercised under the warrant. The remaining 315,333 shares under the warrant were outstanding as of September 30, 2024. As of September 30, 2024, unamortized stock-based compensation expense related to the unvested warrants was $18.8 million, which is expected to be recognized over the remaining vesting period of 3.50 years.
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
The Company granted stock options under the terms of the Plans and outside of the Plans, as approved by the board of directors. During fiscal 2018, the Company granted 4,682,582 options outside of the Plans, of which 2,044,582 options were exercised and 2,638,000 were outstanding as of September 30, 2024.
The Company has shares of common stock reserved for issuance as follows (in thousands):

September 30, 2024
Common stock warrants	315
2010 Plan
Options outstanding	12,737
2021 Plan
Awards outstanding	4,185
Shares available for future grant	40,572
2021 ESPP	9,812
Options outstanding outside the plans	2,638
Total	70,259
Stock Options
Stock options granted generally vest over four years with service-based, performance-based, and/or market-based conditions and expire ten years from the date of grant.
Stock option activities within the Plans as well as outside of the Plans were as follows:

	Number of Shares (in thousands)	Weighted-Average Exercise Price	Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance, March 31, 2024	17,480	$4.60	5.72	$389,931
Options exercised	(2,024)	3.82
Options forfeited or expired	(81)	7.41
Balance, September 30, 2024	15,375	4.69	5.32	597,777
Vested and exercisable as of September 30, 2024	11,265	3.57	4.94	450,577
Vested and expected to vest as of September 30, 2024	15,375	4.69	5.32	597,777

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The aggregate intrinsic value of options exercised during the six months ended September 30, 2024 and 2023 was $55.1 million and $61.8 million, respectively.
As of September 30, 2024, unamortized stock-based compensation expense related to unvested stock options was $15.9 million, which is expected to be recognized over a weighted-average period of 2.34 years.
The Company has not granted any stock options since the first quarter of fiscal 2022.
Restricted Stock Units (“RSUs”)
RSUs granted by the Company generally vest over three or four years based on continued service.
The following table summarizes RSU activity (in thousands, except per share information):

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance, March 31, 2024	2,093	$33.79
Granted	2,599	25.87
Vested	(731)	30.52
Forfeited	(87)	28.26
Unvested balance, September 30, 2024	3,874	29.22
The total fair value of RSUs vested during the six months ended September 30, 2024 and 2023 was $21.9 million and $11.3 million, respectively.
As of September 30, 2024, total unrecognized stock-based compensation expense related to unvested RSUs was $104.2 million, which is expected to be recognized over a weighted-average period of 2.42 years.
Performance-Based Restricted Stock Units (“PSUs”)
During the six months ended September 30, 2024, the Company granted 4,897 PSUs that are subject to both service-based and performance-based vesting conditions. During the six months ended September 30, 2024, 66,654 PSUs vested. As of September 30, 2024, the unamortized stock-based compensation expense related to unvested PSUs was $1.4 million. The amount to be recognized will be based on the extent the performance metrics are achieved.
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$2,661	$2,278	$5,555	$4,739
Research and development	5,447	2,538	10,131	5,794
Sales and marketing	6,808	2,697	13,394	8,692
General and administrative	2,952	2,288	5,878	4,577
Restructuring	—	3,646	—	3,646
Total stock-based compensation expense	$17,868	$13,447	$34,958	$27,448

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
10.  Net Income Per Share Attributable to Common Stockholders
The following table presents the reconciliation of the numerator and denominator for calculating basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Numerator
Net income	$44,154	$30,602	$85,531	$59,008
Denominator
Weighted-average shares used in computing net income per share attributable to Class A and Class B common stockholders, basic	186,252	193,112	185,933	193,813
Dilutive effect of stock options	13,162	15,673	13,230	16,573
Dilutive effect of common stock warrants	—	122	—	122
Dilutive effect of other share-based awards	993	107	655	173
Weighted-average shares used in computing net income per share attributable to Class A and Class B common stockholders, diluted	200,407	209,014	199,818	210,681
Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.24	$0.16	$0.46	$0.30
Diluted	$0.22	$0.15	$0.43	$0.28
Certain potentially dilutive securities have been excluded from the calculation of diluted net income per share during the applicable periods because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Other share-based awards	271	1,665	626	911
Common stock warrants	405	516	460	516
Total	676	2,181	1,086	1,427
11. Restructuring Expense and Impairment Charge
Restructuring Expense
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
Impairment Charge
During the three months ended September 30, 2024, the Company executed a sublease for a portion of its Curative office space in Irving, Texas. The Company evaluated the associated asset group for impairment, which included the right-of-use assets and underlying property and equipment for the lease. The Company compared the expected future undiscounted cash flows to the carrying value and determined the respective asset group was not fully recoverable. The Company calculated the fair value based on the present value of the estimated cash flows from the sublease for the remaining lease term and compared the estimated fair value to its carrying value, which resulted in a $2.3 million impairment charge. The fair value of the operating lease right-of-use assets and associated property and equipment was estimated as of the sublease execution date using level 3

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
inputs based on an income approach by converting future sublease cash inflows and outflows to a single present value. Estimated cash flows were discounted at a rate commensurate with the inherent risks associated with the asset group to arrive at an estimate of fair value. The impairment charge was included in restructuring and impairment charge in the consolidated statements of operations.
12.  Commitments and Contingencies
Contractual Commitments
The Company has contractual commitments that relate mainly to third-party cloud infrastructure agreements and subscription agreements, which are used to facilitate the Company’s operations.
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
Legal Matters
Beginning in April 2024, the Company and certain of our directors and officers have been named in lawsuits in the United States District Court for the Northern District of California. The first lawsuit is captioned In re Doximity, Inc. Securities Litigation, No. 5:24-cv-02281-EKL (N.D. Cal.). The operative complaint brings securities law claims on behalf of a putative class of our investors from June 24, 2021 and August 8, 2023 against the Company and our CEO related to our disclosure of user count and engagement rates. Two shareholder derivative lawsuits have also been filed and are consolidated under the caption In re Doximity, Inc. Derivative Litigation, No. 5:24-cv-02801-EKL (N.D. Cal.). The complaints assert claims for, among other things, breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste against certain of our directors and officers on a similar basis to the securities lawsuit. Other similar lawsuits or proceedings may be initiated in the future. The defendants intend to defend vigorously against these actions. In light of, among other things, the early stage of the litigation, the Company is unable to predict the outcome of these matters and is unable to reasonably estimate the amount or range of loss, if any, that could result from an unfavorable outcome.
From time to time, the Company has become involved in claims and other legal matters arising in the ordinary course of business. The Company investigates these claims as they arise. Although claims are inherently unpredictable, the Company is currently not aware of any other matters that, if determined adversely to the Company, would individually or taken together have a material effect on its results of operations, financial position, or cash flows. No material loss contingencies were recorded for the three and six months ended September 30, 2024 and 2023.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
13.  Leases
The Company has non-cancelable operating leases for the rental of office space with various expiration dates through 2030.
The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$615	$701	$1,246	$1,402
Variable lease cost	3	45	9	65
Total lease cost	$618	$746	$1,255	$1,467
During the three months ended September 30, 2024, the Company executed a sublease for a portion of its Curative office space in Irving, Texas. Any impairment to the associated right-of-use assets and underlying property and equipment as a result of a sublease is recognized in the period the sublease is executed and recorded in the consolidated statements of operations. See Note 11 for further details.
The sublease will commence in November 2024 and has a lease term of approximately 5.5 years. The Company has classified the sublease as an operating lease. Total lease payments under the sublease are $2.4 million over the lease term of the sublease. The Company will recognize sublease income as a reduction of lease expense in the Company’s consolidated statements of operations. No sublease income was recognized for the three and six months ended September 30, 2023 and 2024.
Supplemental cash flow information related to leases was as follows (in thousands):

	Six Months Ended September 30,
	2024	2023
Cash paid for amounts included in measurement of lease liabilities—Operating cash flows	$1,350	$907
Supplemental balance sheet information related to leases was as follows:

	September 30, 2024	March 31, 2024
Weighted-average remaining lease term (in years)	5.62	6.09
Weighted-average discount rate	4.18%	4.18%
Maturities of operating lease liabilities, excluding sublease income, as of September 30, 2024 were as follows (in thousands):

Remainder of 2025	$1,367
2026	2,687
2027	2,497
2028	2,605
2029	2,667
Thereafter	3,385
Total future lease payments	$15,208
Less: imputed interest	(1,717)
Present value of lease liabilities	$13,491

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
14.  Other Income, net
Other income, net consisted of the following (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Interest income	$9,112	$5,822	$16,280	$10,840
Net gain (loss) on sale of marketable securities	31	131	31	(142)
Other income (expense)	(114)	(50)	(166)	44
Other income, net	$9,029	$5,903	$16,145	$10,742
15.  Income Taxes
The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. The Company’s effective tax rates for the three and six months ended September 30, 2024 were 29.0% and 25.8%, respectively, and for the three and six months ended September 30, 2023 were 22.9% and 20.5%, respectively.
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
The Company is only subject to income taxes in the United States. Significant judgment is required in evaluating the Company’s uncertain tax positions and determining the provision for income taxes. As of September 30, 2024 and March 31, 2024, the Company had unrecognized tax benefits (“UTBs”) of $10.2 million and $9.3 million, respectively, which are primarily included in other liabilities, non-current in our consolidated balance sheets. If realized, $10.0 million would impact the effective tax rate while the remainder would reduce deferred tax assets subject to a full valuation allowance. The Company does not expect any material changes to its UTBs within the next 12 months.
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
Substantially all of the Company’s long-lived assets were based in the United States as of September 30, 2024 and March 31, 2024. No country outside of the United States accounted for more than 10% of total revenue for the three and six months ended September 30, 2024 and 2023. Substantially all of the Company’s revenue was derived in the United States for the three and six months ended September 30, 2024 and 2023.

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
Our business model has delivered high revenue growth at scale with profitability. For the three months ended September 30, 2024 and 2023, we recognized revenue of $136.8 million and $113.6 million, respectively, representing a year-over-year growth rate of 20%. For the six months ended September 30, 2024 and 2023, we recognized revenue of $263.5 million and $222.1 million, respectively, representing a year-over-year growth rate of 19%. For the three months ended September 30, 2024 and 2023, our net income was $44.2 million and $30.6 million and our adjusted EBITDA was $76.1 million and $54.2 million, respectively. For the six months ended September 30, 2024 and 2023, our net income was $85.5 million and $59.0 million and our adjusted EBITDA was $142.1 million and $100.7 million, respectively. We have accomplished this while focusing on our core mission to help every physician be more productive and provide better care for their patients.

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
The number of customers with at least $500,000 of revenue has grown steadily in recent years as we have engaged new customers and expanded within existing ones. This cohort of customers accounted for approximately 83% of our revenue for the TTM ended September 30, 2024.

	September 30,
	2024	2023
Number of customers with at least $500,000 of revenue	103	92
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

	September 30,
	2024	2023
Net revenue retention rate	116%	114%

Non-GAAP Financial Measures
We use adjusted EBITDA and free cash flow to measure our performance, identify trends, formulate financial projections, and make strategic decisions.
Adjusted EBITDA
We define adjusted EBITDA as net income before interest, income taxes, depreciation, and amortization, and as further adjusted for stock-based compensation expense, restructuring and impairment charge, change in fair value of contingent earn-out consideration liability, and other income, net. Net income margin represents net income as a percentage of revenue and adjusted EBITDA margin represents adjusted EBITDA as a percentage of revenue.
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

The following table presents a reconciliation of net income to adjusted EBITDA, adjusted EBITDA margin, and net income margin (in thousands, except percentages):

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Net income	$44,154	$30,602	$85,531	$59,008
Adjusted to exclude the following:
Stock-based compensation	17,868	9,801	34,958	23,802
Depreciation and amortization	2,613	2,604	5,175	5,208
Provision for income taxes	18,017	9,093	29,809	15,209
Restructuring and impairment charge	2,304	7,936	2,304	7,936
Change in fair value of contingent earn-out consideration liability	221	47	423	316
Other income, net	(9,029)	(5,903)	(16,145)	(10,742)
Adjusted EBITDA	$76,148	$54,180	$142,055	$100,737

Revenue	$136,832	$113,612	$263,508	$222,081
Net income margin	32%	27%	32%	27%
Adjusted EBITDA margin	56%	48%	54%	45%
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
The following table presents a reconciliation of our free cash flow to the most comparable GAAP measure, net cash provided by operating activities, for each of the periods indicated (in thousands):

	Six Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$109,589	$70,098
Purchases of property and equipment	—	(111)
Internal-use software development costs	(3,247)	(2,732)
Free cash flow	$106,342	$67,255
Other cash flow components:
Net cash provided by investing activities	$54,099	$67,224
Net cash used in financing activities	$(76,225)	$(186,946)

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
We also generate revenue from temporary and permanent medical recruiting services which we charge on an hourly-fee, and retainer and placement-fee basis, respectively. For the three and six months ended September 30, 2024 and 2023, the revenue from temporary and permanent medical recruiting services was not significant to our total revenue.
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
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, general and administrative expenses, and restructuring and impairment charge.

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
Restructuring and Impairment Charge
Restructuring expenses primarily consist of severance payments, employee benefits, and stock-based compensation in relation to the modification of equity awards associated with the management-approved plan. One-time employee termination benefits are recognized at the time of communication of the terms of the plan to the employees, unless future service is required, in which case the costs are recognized over the future service period. Impairment charges primarily include impairment of right-of-use and other property and equipment recognized upon the execution of a sublease for a portion of our office space.
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

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Revenue	$136,832	$113,612	$263,508	$222,081
Cost of revenue(1)	13,676	12,759	27,226	25,912
Gross profit	123,156	100,853	236,282	196,169
Operating expenses:
Research and development(1)	23,240	19,958	45,814	41,889
Sales and marketing(1)	34,367	30,201	69,611	64,656
General and administrative(1)	10,103	8,966	19,358	18,213
Restructuring and impairment charge(1)	2,304	7,936	2,304	7,936
Total operating expenses	70,014	67,061	137,087	132,694
Income from operations	53,142	33,792	99,195	63,475
Other income, net	9,029	5,903	16,145	10,742
Income before income taxes	62,171	39,695	115,340	74,217
Provision for income taxes	18,017	9,093	29,809	15,209
Net income	$44,154	$30,602	$85,531	$59,008
_______________
(1)Costs and expenses include stock-based compensation expense as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Cost of revenue	$2,661	$2,278	$5,555	$4,739
Research and development	5,447	2,538	10,131	5,794
Sales and marketing	6,808	2,697	13,394	8,692
General and administrative	2,952	2,288	5,878	4,577
Restructuring	—	3,646	—	3,646
Total stock-based compensation expense	$17,868	$13,447	$34,958	$27,448

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
	(percentages of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	10	11	10	12
Gross profit	90	89	90	88
Operating expenses:
Research and development	17	18	17	19
Sales and marketing	25	27	27	29
General and administrative	8	7	8	7
Restructuring and impairment charge	2	7	1	4
Total operating expenses	52	59	53	59
Income from operations	38	30	37	29
Other income, net	7	5	6	5
Income before income taxes	45	35	43	34
Provision for income taxes	13	8	11	7
Net income	32%	27%	32%	27%

Comparison of the three and six months ended September 30, 2024 and 2023.
Revenue

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands, except percentages)
Revenue	$136,832	$113,612	$23,220	20%	$263,508	$222,081	$41,427	19%
Revenue for the three months ended September 30, 2024 increased $23.2 million as compared to the same period in 2023. The increase was primarily driven by a $23.0 million increase in subscription revenue. Of the increase in subscription revenue, $5.7 million was driven by the addition of new subscription customers1 and $17.3 million was due to the expansion of existing customers. The expansion of existing customers was primarily driven by average revenue per existing Marketing Solutions customers increasing by approximately 22% as a result of adding new and growing existing brands and service lines. Approximately 95% of our revenue for the three months ended September 30, 2024 was derived from subscription customers.
Revenue for the six months ended September 30, 2024 increased $41.4 million as compared to the same period in 2023. The increase was primarily driven by a $41.7 million increase in subscription revenue. Of the increase in subscription revenue, $9.0 million was driven by the addition of new subscription customers1 and $32.7 million was due to the expansion of existing customers. The expansion of existing customers was primarily driven by average revenue per existing Marketing Solutions customers increasing by approximately 20% as a result of adding new and growing existing brands and service lines. Approximately 95% of our revenue for the six months ended September 30, 2024 was derived from subscription customers.
Cost of revenue, gross profit and gross margin

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands, except percentages)
Cost of revenue	$13,676	$12,759	$917	7%	$27,226	$25,912	$1,314	5%
Gross profit	$123,156	$100,853	$22,303	22%	$236,282	$196,169	$40,113	20%
Gross margin	90%	89%			90%	88%
Cost of revenue for the three months ended September 30, 2024 increased $0.9 million as compared to the same period in 2023. The increase was driven by a $0.4 million increase in stock-based compensation as a result of new awards granted to existing employees and a $0.3 million increase in third-party software costs to support revenue growth.
Cost of revenue for the six months ended September 30, 2024 increased $1.3 million as compared to the same period in 2023. The increase was primarily driven by a $0.8 million increase in stock-based compensation as a result of new awards granted to existing employees and a $0.3 million increase in third-party software costs to support revenue growth.
The gross margin for the three and six months ended September 30, 2024 increased due to the growth in our revenue outpacing the growth in our cost of revenue.
1 We define new subscription customers as revenue-generating subscription customers in the current fiscal period who did not contribute any revenue for the same period in the prior fiscal year.

Operating Expenses
Research and development

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands, except percentages)
Research and development	$23,240	$19,958	$3,282	16%	$45,814	$41,889	$3,925	9%
Research and development expense for the three months ended September 30, 2024 increased $3.3 million as compared to the same period in 2023, primarily driven by a $2.9 million increase in stock-based compensation as a result of new awards granted to existing employees.
Research and development expense for the six months ended September 30, 2024 increased $3.9 million as compared to the same period in 2023. The increase was driven by a $4.3 million increase in stock-based compensation, primarily due to new awards granted to existing employees, a $0.6 million increase due to employee events and travel-related expenses, partially offset by a $0.9 million decrease in personnel costs due to reduction in average headcount as a result of the Company’s restructuring plan executed in August 2023.
Sales and marketing

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands, except percentages)
Sales and marketing	$34,367	$30,201	$4,166	14%	$69,611	$64,656	$4,955	8%
Sales and marketing expense for the three months ended September 30, 2024 increased $4.2 million as compared to the same period in 2023. The increase was driven by a $4.1 million increase in stock-based compensation primarily due to new awards granted to existing and new employees and the reversal of expense in the prior period from award forfeitures as a result of the August 2023 restructuring plan and a $0.7 million increase in sales incentive compensation. These increases were partially offset by a $0.7 million decrease in personnel costs due to a reduction in average headcount.
Sales and marketing expense for the six months ended September 30, 2024 increased $5.0 million as compared to the same period in 2023. The increase was driven by a $4.7 million net increase in stock-based compensation as a result of new awards granted to existing and new employees, partially offset by a decrease in stock-based compensation from awards fully vested since the prior year, a $1.7 million increase in sales incentive compensation, and a $0.6 million increase in third-party software and contractor costs. These increases were partially offset by a $2.3 million decrease in personnel costs due to a reduction in average headcount.
General and administrative

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands, except percentages)
General and administrative	$10,103	$8,966	$1,137	13%	$19,358	$18,213	$1,145	6%
General and administrative expense for the three months ended September 30, 2024 increased $1.1 million as compared to the same period in 2023, primarily driven by a $0.7 million increase in stock-based compensation as a result of new awards granted to existing employees and a $0.4 million increase in legal costs.
General and administrative expense for the six months ended September 30, 2024 increased $1.1 million as compared to the same period in 2023, primarily driven by a $1.3 million increase in stock-based compensation as a result of new awards granted to existing employees, and a $0.4 million increase in legal costs. These increases were partially offset by a $0.3 million decrease in personnel costs due to reduction in average headcount.

Restructuring and impairment charge

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands, except percentages)
Restructuring and impairment charge	$2,304	$7,936	$(5,632)	(71)%	$2,304	$7,936	$(5,632)	(71)%
During the three and six months ended September 30, 2024, the Company executed a sublease for its Curative office space in Irving, Texas, which resulted in a $2.3 million impairment charge for the subleased asset group.
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
Other income, net

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands, except percentages)
Other income, net	$9,029	$5,903	$3,126	53%	$16,145	$10,742	$5,403	50%
Other income, net for the three and six months ended September 30, 2024 increased $3.1 million and $5.4 million as compared to the same periods in 2023, primarily driven by increases in interest income due to higher yields earned on our cash equivalents and marketable securities portfolio, partially offset by lower average portfolio balances.
Provision for income taxes

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands, except percentages)
Provision for income taxes	$18,017	$9,093	$8,924	98%	$29,809	$15,209	$14,600	96%
Income tax expense for the three and six months ended September 30, 2024 increased $8.9 million and $14.6 million as compared to the same periods in 2023, primarily driven by higher income before taxes and decreased tax deductions from stock award activities.
Liquidity and Capital Resources
Since inception, we have financed operations primarily through proceeds received from sales of equity securities and payments received from our customers. As of September 30, 2024, our principal sources of liquidity were cash and cash equivalents and marketable securities of $805.6 million. Our marketable securities consist of U.S. government and agency securities, corporate notes and bonds, and commercial paper.
Prior to March 31, 2024, the Company’s board of directors authorized various programs to repurchase up to $410 million of the Company’s Class A common stock. Under these programs, the Company repurchased and retired 16,480,514 shares of Class A common stock. All of these programs were completed as of April 2024.
On May 1, 2024 the Company’s board of directors authorized a program to repurchase up to $500 million of the Company’s Class A common stock with no expiration date. As of September 30, 2024, the Company repurchased and retired 1,021,233 shares of Class A common stock under this program for an aggregate purchase price of $30.0 million and $470.0 million remained available and authorized for repurchase.
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
Effective January 1, 2023, the Company’s share repurchases in excess of allowable share issuances are subject to a 1% excise tax as a result of the Inflation Reduction Act of 2022. As of March 31, 2024 and September 30, 2024, the Company had accrued excise taxes of $1.5 million, all of which remained unpaid as of September 30, 2024.
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
Cash Flows

	Six Months Ended September 30,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$109,589	$70,098
Net cash provided by investing activities	$54,099	$67,224
Net cash used in financing activities	$(76,225)	$(186,946)
Net cash provided by operating activities
Cash provided by operating activities was $109.6 million for the six months ended September 30, 2024. This consisted of net income of $85.5 million, adjusted for non-cash items of $42.9 million and a net outflow from operating assets and liabilities of $18.8 million. Non-cash items primarily consisted of stock-based compensation expense of $35.0 million, depreciation and amortization expense of $5.2 million, amortization of deferred contract costs of $4.8 million, impairment of long-lived assets of $2.3 million, and non-cash lease expense of $1.0 million, partially offset by the accretion of discount on marketable securities of $5.4 million. The net outflow from operating assets and liabilities was driven by a $23.5 million increase in accounts receivable due to the timing of billings and collections, a $5.5 million decrease in accounts payable, accrued expenses, and other liabilities which was primarily due to the timing of income tax and transferable tax credit payments, a $5.5 million decrease in deferred revenue due to the timing of customer billings and program launches, and a $3.2 million increase in deferred contract costs. The outflows were partially offset by a $19.9 million decrease in prepaid expenses and other assets primarily due to prepaid taxes. During the six months ended September 30, 2024 and 2023, the Company made $22.0 million and $29.4 million, respectively, in payments for taxes. The increase in cash paid for income taxes in these periods, as compared to prior years, was partially related to the Tax Cuts and Jobs Act of 2017, which eliminated the option to deduct research and development expenditures and required taxpayers to capitalize and amortize them over five or fifteen years. Although Congress is considering legislation that would defer the amortization requirement to later years, we have no assurance that the provision will be so deferred, repealed or otherwise modified. The requirement may also reduce our cash flows from operating activities in future periods, the amounts and specific periods of which we are unable to estimate at this time.
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
Net cash provided by investing activities
Cash provided by investing activities was $54.1 million for the six months ended September 30, 2024, which primarily consisted of proceeds from the maturities of marketable securities of $417.9 million and $7.2 million of proceeds from the sale of marketable securities, partially offset by $367.8 million of marketable securities purchases and $3.2 million for internal-use software development costs.
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
Net cash used in financing activities
Cash used in financing activities was $76.2 million for the six months ended September 30, 2024, which primarily consisted of common stock repurchases of $74.2 million, $5.5 million of payments for contingent consideration related to the AMiON acquisition, and $8.2 million of taxes paid related to the net share settlement of equity awards. These payments were partially offset by $10.2 million of proceeds from the exercise of stock options and common stock warrants, and $1.4 million of proceeds from the issuance of common stock in connection with the Company’s employee stock purchase plan.
Cash used in financing activities was $186.9 million for the six months ended September 30, 2023, which primarily consisted of common stock repurchases of $186.2 million, $5.4 million of payments for contingent consideration related to the AMiON acquisition, and $4.1 million of taxes paid related to the net share settlement of equity awards. These payments were partially offset by $7.2 million of proceeds from the exercise of stock options, and $1.5 million of proceeds from the issuance of common stock related to the employee stock purchase plan.
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
There have been no material changes to our critical accounting policies and estimates during the three and six months ended September 30, 2024 as compared to those described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024 and filed with the SEC on May 23, 2024.
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
Interest Rate Risk
Our cash and cash equivalents and marketable securities primarily consist of cash on hand and highly liquid investments in money market funds, corporate notes and bonds, commercial paper, and U.S. government and agency securities. As of September 30, 2024, we had cash and cash equivalents of $184.2 million and marketable securities of $621.3 million. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair value of our investments. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates.
A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $5.0 million and $3.4 million, respectively, in the market value of our cash equivalents and marketable securities as of September 30, 2024 and March 31, 2024. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investments caused by a change in interest rates are recorded in other comprehensive income and are realized in net income only if we sell the underlying securities.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Beginning in April 2024, the Company and certain of our directors and officers have been named in lawsuits in the United States District Court for the Northern District of California. The first lawsuit is captioned In re Doximity, Inc. Securities Litigation, No. 5:24-cv-02281-EKL (N.D. Cal.). The operative complaint brings securities law claims on behalf of a putative class of our investors from June 24, 2021 and August 8, 2023 against the Company and our CEO related to our disclosure of user count and engagement rates. Two shareholder derivative lawsuits have also been filed and are consolidated under the caption In re Doximity, Inc. Derivative Litigation, No. 5:24-cv-02801-EKL (N.D. Cal.). The complaints assert claims for, among other things, breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste against certain of our directors and officers on a similar basis to the securities lawsuit. Other similar lawsuits or proceedings may be initiated in the future. The defendants intend to defend vigorously against these actions.
For further discussion of our legal proceedings, please refer to Note 12—Commitments and Contingencies included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Common Stock Warrant Exercises
On August 8, 2024 and August 14, 2024, the Company issued 100,000 and 100,667 shares of Class A common stock, respectively, upon the exercise of the warrant issued to U.S. News & World Report, L.P. in June 2021, at an exercise price of $12.56 per share and aggregate consideration of $1.3 million and $1.3 million, respectively.
The foregoing transaction did not involve any underwriters, underwriting discounts, or commissions, or any public offering. We believe the issuance of the above securities was exempt from registration by virtue of Section 4(a)(2) of the Securities Act because the issuance of the securities to the recipients was a transaction that did not involve a public offering. The recipient of the securities in the transaction represented (i) its intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and (ii) that it is an accredited investor under Regulation D of the Securities Act. Appropriate legends were placed upon the stock certificates issued in the transaction. The recipient had adequate access, through its relationships with us, to information about us. The issuance of these securities was made without any general solicitation or advertising.

Share Repurchases
The following table presents information with respect to the repurchases of our Class A common stock during the three months ended September 30, 2024:

Period	Total Number of Shares Repurchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
July 1 - 31, 2024	394,319	$27.63	394,319	$481,181
August 1 - 31, 2024	191,932	$26.99	191,932	$476,002
September 1 - 30, 2024	153,412	$39.14	153,412	$469,998
Total	739,663		739,663
_______________
(1)On May 1, 2024, the Company’s board of directors authorized a program to repurchase up to $500 million of the Company’s Class A common stock with no expiration date. The repurchases can be executed through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information

During the quarter ended September 30, 2024, none of our directors or executive officers as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934 adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-256584	3.2	June 15, 2021

3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-256584	3.4	June 15, 2021

4.1	Form of Class A common stock certificate of the Registrant.	S-1	333-256584	4.1	May 28, 2021

4.2	Amended and Restated Investors’ Rights Agreement, dated April 10, 2014, by and among the Registrant and certain of its stockholders.	S-1	333-256584	4.2	May 28, 2021

4.3	Warrant to Purchase Shares of Common Stock issued to U.S. News & World Report, L.P., dated March 10, 2017.	S-1	333-256584	4.3	May 28, 2021

4.4	Warrant to Purchase Shares of Class A Common Stock issued to U.S. News & World Report, L.P., dated June 14, 2021.	10-Q	001-40508	4.2	August 12, 2021

4.5	Amendment to Warrant to Purchase Shares of Class A Common Stock issued to U.S. News & World Report, L.P., dated September 2, 2021.	10-Q	001-40508	4.3	November 10, 2021

4.6	Second Amendment to Warrant to Purchase Shares of Class A Common Stock issued to U.S. News & World Report, L.P., dated October 8, 2021.	10-Q	001-40508	4.4	November 10, 2021

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-256584	10.1	June 15, 2021

10.2#	2010 Equity Incentive Plan, as amended, and forms of agreements thereunder.	S-1/A	333-256584	10.2	June 15, 2021

10.3#	2021 Stock Option and Incentive Plan, and forms of agreements thereunder.	10-K	001-40508	10.3	May 27, 2022

10.4#	2021 Employee Stock Purchase Plan.	S-1/A	333-256584	10.4	June 15, 2021

10.5#	Senior Executive Cash Incentive Bonus Plan.	S-1/A	333-256584	10.5	June 15, 2021

10.6#	Non-Employee Director Compensation Policy.	10-Q	001-40508	10.6	August 8, 2024

10.8#	Jennifer Chaloemtiarana Offer Letter	10-Q	001-40508	10.8	August 8, 2023

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith
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

DOXIMITY, INC.

Date: November 7, 2024	By:	/s/ Jeffrey Tangney
Jeffrey Tangney Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2024	By:	/s/ Anna Bryson
Anna Bryson Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)