Form 10-Q
period 2024-12-31
Doximity, Inc.
filed 2025-02-06
CIK 1516513

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
For the quarterly period ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The registrant had outstanding 133,502,334 shares of Class A common stock and 54,134,772 shares of Class B common stock as of January 30, 2025.

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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
DOXIMITY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	December 31, 2024	March 31, 2024
Assets
Current assets:
Cash and cash equivalents	$165,270	$96,785
Marketable securities	679,670	666,115
Accounts receivable, net of allowance for doubtful accounts of $1,885 and $1,893 at December 31, 2024 and March 31, 2024, respectively	137,504	101,332
Prepaid expenses and other current assets	30,259	48,709
Total current assets	1,012,703	912,941
Property and equipment, net	13,477	12,318
Deferred income tax assets	43,079	45,068
Operating lease right-of-use assets	9,332	12,332
Intangible assets, net	24,134	27,317
Goodwill	67,940	67,940
Other assets	1,492	1,458
Total assets	$1,172,157	$1,079,374
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,636	$2,253
Accrued expenses and other current liabilities	42,793	43,703
Deferred revenue, current	69,197	99,145
Operating lease liabilities, current	2,255	2,149
Total current liabilities	115,881	147,250
Deferred revenue, non-current	73	211
Operating lease liabilities, non-current	10,692	12,397
Contingent earn-out consideration liability, non-current	5,498	10,895
Other liabilities, non-current	8,893	7,224
Total liabilities	141,037	177,977
Commitments and contingencies (Note 12)
Stockholders' Equity
Preferred stock, $0.001 par value; 100,000 shares authorized as of December 31, 2024 and March 31, 2024, respectively; zero shares issued and outstanding as of December 31, 2024 and March 31, 2024, respectively	—	—
Class A and Class B common stock, $0.001 par value; 1,500,000 shares authorized as of December 31, 2024 and March 31, 2024, respectively; 187,584 and 186,562 shares issued and outstanding as of December 31, 2024 and March 31, 2024, respectively	188	187
Additional paid-in capital	878,701	823,885
Accumulated other comprehensive income (loss)	1,015	(2,664)
Retained earnings	151,216	79,989
Total stockholders’ equity	1,031,120	901,397
Total liabilities and stockholders’ equity	$1,172,157	$1,079,374
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOXIMITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Revenue	$168,603	$135,284	$432,111	$357,365
Cost of revenue	14,181	12,190	41,407	38,102
Gross profit	154,422	123,094	390,704	319,263
Operating expenses:
Research and development	22,421	19,946	68,235	61,835
Sales and marketing	38,491	34,956	108,102	99,612
General and administrative	13,585	9,641	32,943	27,854
Restructuring and impairment charges	—	—	2,304	7,936
Total operating expenses	74,497	64,543	211,584	197,237
Income from operations	79,925	58,551	179,120	122,026
Other income, net	9,915	4,481	26,060	15,223
Income before income taxes	89,840	63,032	205,180	137,249
Provision for income taxes	14,644	15,076	44,453	30,285
Net income	$75,196	$47,956	$160,727	$106,964
Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.40	$0.26	$0.86	$0.56
Diluted	$0.37	$0.24	$0.80	$0.52
Weighted-average shares used in computing net income per share attributable to Class A and Class B common stockholders:
Basic	187,161	186,309	186,344	191,302
Diluted	202,233	200,463	200,625	207,265
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOXIMITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Net income	$75,196	$47,956	$160,727	$106,964
Other comprehensive income (loss)
Change in unrealized gain (loss) on available-for-sale-securities, net of tax benefit (provision) of $561, $(1,454), $(1,242) and $(3,190), respectively	(1,661)	4,275	3,679	9,430
Comprehensive income	$73,535	$52,231	$164,406	$116,394
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOXIMITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended December 31, 2024
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Stockholders' Equity
	Shares	Amount
Balance as of September 30, 2024	186,781	$187	$863,113	$2,676	$95,220	$961,196
Stock-based compensation	—	—	18,600	—	—	18,600
Exercise of stock options	917	1	3,745	—	—	3,746
Vesting of restricted stock units, net of shares withheld for taxes	281	—	—	—	—	—
Tax withholding on shares under stock-based compensation awards	—	—	(8,107)	—	—	(8,107)
Repurchase and retirement of common stock, including excise tax	(395)	—	—	—	(19,200)	(19,200)
Common stock warrant expense	—	—	1,350	—	—	1,350
Other comprehensive loss	—	—	—	(1,661)	—	(1,661)
Net income	—	—	—	—	75,196	75,196
Balance as of December 31, 2024	187,584	$188	$878,701	$1,015	$151,216	$1,031,120

	Three Months Ended December 31, 2023
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders' Equity
	Shares	Amount
Balance as of September 30, 2023	188,518	$188	$794,804	$(8,928)	$85,403	$871,467
Stock-based compensation	—	—	10,632	—	—	10,632
Exercise of stock options and common stock warrants	793	1	2,540	—	—	2,541
Vesting of restricted stock units, net of shares withheld for taxes	112	—	—	—	—	—
Tax withholding on shares under stock-based compensation awards	—	—	(1,248)	—	—	(1,248)
Repurchase and retirement of common stock, including excise tax	(3,248)	(3)	—	—	(72,356)	(72,359)
Common stock warrant expense	—	—	1,350	—	—	1,350
Other comprehensive income	—	—	—	4,275	—	4,275
Net income	—	—	—	—	47,956	47,956
Balance as of December 31, 2023	186,175	$186	$808,078	$(4,653)	$61,003	$864,614
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOXIMITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Nine Months Ended December 31, 2024
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Stockholders' Equity
	Shares	Amount
Balance as of March 31, 2024	186,562	$187	$823,885	$(2,664)	$79,989	$901,397
Stock-based compensation	—	—	51,689	—	—	51,689
Exercise of stock options and common stock warrants	3,142	3	13,999	—	—	14,002
Vesting of restricted stock units, net of shares withheld for taxes	813	—	—	—	—	—
Tax withholding on shares under stock-based compensation awards	—	—	(16,329)	—	—	(16,329)
Repurchase and retirement of common stock, including excise tax	(2,988)	(2)	—	—	(89,500)	(89,502)
Common stock warrant expense	—	—	4,035	—	—	4,035
Issuance of common stock in connection with the employee stock purchase plan	55	—	1,422	—	—	1,422
Other comprehensive income	—	—	—	3,679	—	3,679
Net income	—	—	—	—	160,727	160,727
Balance as of December 31, 2024	187,584	$188	$878,701	$1,015	$151,216	$1,031,120

	Nine Months Ended December 31, 2023
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders' Equity
	Shares	Amount
Balance as of March 31, 2023	193,941	$194	$762,150	$(14,083)	$217,855	$966,116
Stock-based compensation	—	—	35,939	—	—	35,939
Exercise of stock options and common stock warrants	3,173	3	9,792	—	—	9,795
Vesting of restricted stock units, net of shares withheld for taxes	432	—	—	—	—	—
Tax withholding on shares under stock-based compensation awards	—	—	(5,332)	—	—	(5,332)
Repurchase and retirement of common stock, including excise tax	(11,448)	(11)	—	—	(263,816)	(263,827)
Common stock warrant expense	—	—	4,035	—	—	4,035
Issuance of common stock in connection with the employee stock purchase plan	77	—	1,494	—	—	1,494
Other comprehensive income	—	—	—	9,430	—	9,430
Net income	—	—	—	—	106,964	106,964
Balance as of December 31, 2023	186,175	$186	$808,078	$(4,653)	$61,003	$864,614
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOXIMITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended December 31,
	2024	2023
Cash flows from operating activities
Net income	$160,727	$106,964
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,830	7,717
Deferred income taxes	2,196	—
Stock-based compensation, net of amounts capitalized	54,326	39,219
Non-cash lease expense	1,392	1,599
Accretion of discount on marketable securities, net	(8,736)	(3,477)
Amortization of deferred contract costs	6,544	6,278
Impairment of long-lived assets	2,304	—
Other	289	1,627
Changes in operating assets and liabilities:
Accounts receivable	(36,464)	8,509
Prepaid expenses and other assets	21,251	(3,981)
Deferred contract costs	(9,069)	(6,925)
Accounts payable, accrued expenses and other liabilities	3,872	2,366
Deferred revenue	(30,085)	(38,576)
Operating lease liabilities	(1,599)	(1,168)
Net cash provided by operating activities	174,778	120,152
Cash flows from investing activities
Purchases of property and equipment	—	(147)
Internal-use software development costs	(5,018)	(4,020)
Purchases of marketable securities	(531,833)	(281,338)
Maturities of marketable securities	517,221	318,186
Sales of marketable securities	14,805	74,675
Net cash provided by (used in) investing activities	(4,825)	107,356
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock options and common stock warrants	13,905	9,758
Proceeds from issuance of common stock in connection with the employee stock purchase plan	1,422	1,494
Taxes paid related to net share settlement of equity awards	(16,329)	(5,332)
Repurchase of common stock	(93,505)	(262,976)
Payment of contingent consideration related to a business combination	(5,470)	(5,390)
Payment of excise taxes on share repurchases	(1,491)	—
Net cash used in financing activities	(101,468)	(262,446)
Net increase (decrease) in cash and cash equivalents	68,485	(34,938)
Cash and cash equivalents, beginning of period	96,785	158,027
Cash and cash equivalents, end of period	$165,270	$123,089
Supplemental disclosures of cash flow information
Cash paid for taxes, net of refunds	$35,814	$38,363
Non-cash financing and investing activities
Capitalized stock-based compensation for internal-use software development costs	$1,398	$756
Excise tax payable on share repurchases	$—	$1,601
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
2.  Summary of Significant Accounting Policies
There have been no material changes to the significant accounting policies of the Company during the nine months ended December 31, 2024 as compared to those described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024 and filed with the SEC on May 23, 2024.
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
The accompanying condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s financial position, results of operations, stockholders’ equity, and cash flows. The results of operations for the three and nine months ended December 31, 2024, shown in this report are not necessarily indicative of the results to be expected for the full year ending March 31, 2025.
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
Concentrations of credit risk with respect to accounts receivable are primarily limited to certain customers to which the Company makes substantial sales. No customer represented 10% or more of revenue for the three and nine months ended December 31, 2024 and 2023. The Company’s significant customers that represented 10% or more of accounts receivable, net for the periods presented were as follows:

	Accounts Receivable, Net
	December 31, 2024	March 31, 2024

Customer A	12%	*
Customer B	*	15%
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
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires the disaggregation of certain expenses in the notes of the financials to provide enhanced transparency into the expense captions presented on the face of the income statement. This ASU is effective for the Company for its fiscal year beginning April 1, 2027, and for interim periods within the fiscal year beginning April 1, 2028, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statement disclosures.
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
3) Determine the transaction price

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
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

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Revenue Disaggregation
Revenue consisted of the following (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Subscription	$162,261	$129,489	$411,868	$337,398
Other	6,342	5,795	20,243	19,967
Total revenue	$168,603	$135,284	$432,111	$357,365
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
The Company records unbilled revenue when revenue is recognized in amounts for which it is contractually entitled but exceeds the amounts the Company has a right to bill as of the end of the period. The Company records unbilled revenue on the condensed consolidated balance sheets within prepaid expenses and other current assets. The Company’s unbilled revenue balances were $2.0 million and $2.3 million as of December 31, 2024 and March 31, 2024, respectively.
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
Revenue recognized from amounts included in deferred revenue as of the beginning of the period was $72.1 million and $68.1 million, for the three months ended December 31, 2024 and 2023, respectively, and $97.5 million and $102.6 million for the nine months ended December 31, 2024 and 2023, respectively.
Deferred Contract Costs
The Company capitalizes sales compensation that is considered to be an incremental and recoverable cost of obtaining a contract with a customer. The Company pays commissions based on signing new arrangements with customers and upon renewals and expansion of existing contracts with customers.
Deferred compensation is generally amortized over the weighted-average contractual term, ranging from 7 months to 14 months. The portion of deferred compensation expected to be recognized within one year of the balance sheet date is included in prepaid expenses and other current assets, and the remaining portion is recorded as other assets on the condensed consolidated balance sheets. The amortization of deferred contract costs is included in sales and marketing expense in the condensed consolidated statements of operations. Sales compensation that is not considered an incremental cost of obtaining a contract is expensed in the same period that it was earned.
The Company capitalized contract acquisition costs of $5.9 million and $9.1 million for the three and nine months ended December 31, 2024, respectively, and $4.5 million and $6.9 million for the three and nine months ended December 31, 2023. Amortization of deferred contract costs was $1.7 million and $6.5 million for the three and nine months ended December 31, 2024, respectively, and $1.6 million and $6.3 million for the three and nine months ended December 31, 2023. The Company’s current and non-current deferred contract cost balances were $7.5 million and $0.5 million, respectively, as of December 31, 2024, and were $5.0 million and $0.4 million, respectively, as of March 31, 2024.
Deferred contract costs are periodically analyzed for impairment. There were no impairment losses relating to deferred contract costs during the three and nine months ended December 31, 2024 and 2023.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
4.  Investments
The cost, gross unrealized gains and losses, and fair value of investments are as follows (in thousands):

	As of December 31, 2024
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Commercial paper	$24,406	$—	$(1)	$24,405
Money market funds	129,279	—	—	129,279
Total cash equivalents	153,685	—	(1)	153,684
Marketable securities:
Commercial paper	41,465	21	—	41,486
Corporate notes and bonds	445,676	1,370	(283)	446,763
U.S. government and agency securities	191,169	303	(51)	191,421
Total marketable securities	678,310	1,694	(334)	679,670
Total cash equivalents and marketable securities	$831,995	$1,694	$(335)	$833,354
As of December 31, 2024, the contractual maturities of the Company’s available-for-sale debt securities were as follows (in thousands):

Fair Value
Due within one year	$445,296
Due in one to two years	258,779
Total	$704,075
Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations.
The cost, gross unrealized gains and losses, and fair value of investments were as follows (in thousands):

	As of March 31, 2024
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Corporate notes and bonds	$1,180	$—	$—	$1,180
Money market funds	83,049	—	—	83,049
Total cash equivalents	84,229	—	—	84,229
Marketable securities:
Asset-backed securities	121	—	—	121
Commercial paper	70,804	1	(50)	70,755
Corporate notes and bonds	225,880	133	(191)	225,822
Sovereign bonds	7,749	—	(73)	7,676
U.S. government and agency securities	365,123	2	(3,384)	361,741
Total marketable securities	669,677	136	(3,698)	666,115
Total cash equivalents and marketable securities	$753,906	$136	$(3,698)	$750,344
As of December 31, 2024 and March 31, 2024, the Company has recognized accrued interest of $5.2 million and $3.8 million, respectively, which is included in prepaid expenses and other current assets in the condensed consolidated balance sheets.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
As the Company does not intend to sell the securities with unrealized losses and it is more likely than not that the Company will hold these securities until maturity or until the cost basis is recovered, the Company did not recognize any impairment on these securities as of December 31, 2024 or March 31, 2024. The Company did not recognize any credit losses related to the Company’s debt securities as of December 31, 2024 or March 31, 2024. The fair value related to the debt securities with unrealized losses for which no credit losses were recognized was $166.8 million and $547.5 million as of December 31, 2024 and March 31, 2024, respectively.
The following tables summarize the gross unrealized losses and fair values of investments in an unrealized loss position, aggregated by security type and length of time that the individual securities have been in a continuous unrealized loss position (in thousands):

	As of December 31, 2024
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper	$24,882	$(1)	$—	$—	$24,882	$(1)
Corporate notes and bonds	104,502	(283)	—	—	104,502	(283)
U.S. government and agency securities	37,430	(51)	—	—	37,430	(51)
Total	$166,814	$(335)	$—	$—	$166,814	$(335)

	As of March 31, 2024
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Asset-backed securities	$—	$—	$121	$—	$121	$—
Commercial paper	67,336	(50)	—	—	67,336	(50)
Corporate notes and bonds	131,443	(191)	—	—	131,443	(191)
Sovereign bonds	—	—	7,676	(73)	7,676	(73)
U.S. government and agency securities	81,130	(139)	259,784	(3,245)	340,914	(3,384)
Total	$279,909	$(380)	$267,581	$(3,318)	$547,490	$(3,698)
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

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following tables present the fair value hierarchy for the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	$—	$24,405	$—	$24,405
Money market funds	129,279	—	—	129,279
Total cash equivalents	129,279	24,405	—	153,684
Marketable securities:
Commercial paper	—	41,486	—	41,486
Corporate notes and bonds	—	446,763	—	446,763
U.S. government and agency securities	188,406	3,015	—	191,421
Total marketable securities	188,406	491,264	—	679,670
Total cash equivalents and marketable securities	$317,685	$515,669	$—	$833,354

Liabilities:
Contingent earn-out consideration liability	$—	$—	$11,326	$11,326
Total contingent earn-out consideration liability	$—	$—	$11,326	$11,326

	As of March 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Corporate notes and bonds	$—	$1,180	$—	$1,180
Money market funds	83,049	—	—	83,049
Total cash equivalents	83,049	1,180	—	84,229
Marketable securities:
Asset-backed securities	—	121	—	121
Commercial paper	—	70,755	—	70,755
Corporate notes and bonds	—	225,822	—	225,822
Sovereign bonds	—	7,676	—	7,676
U.S. government and agency securities	355,804	5,937	—	361,741
Total marketable securities	355,804	310,311	—	666,115
Total cash equivalents and marketable securities	$438,853	$311,491	$—	$750,344

Liabilities:
Contingent earn-out consideration liability	$—	$—	$16,813	$16,813
Total contingent earn-out consideration liability	$—	$—	$16,813	$16,813
During the nine months ended December 31, 2024 and 2023, the Company had no transfers between levels of the fair value hierarchy.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Contingent Earn-out Consideration Liability
The following table summarizes the changes in the contingent earn-out consideration liability (in thousands):

	Nine Months Ended December 31,
	2024	2023
Beginning fair value	$16,813	$21,862
Additions in the period	—	—
Change in fair value	513	768
Payments	(6,000)	(6,000)
Ending fair value	$11,326	$16,630
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
6.  Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31, 2024	March 31, 2024
Furniture and equipment	$2,140	$2,833
Computers and software	689	745
Leasehold improvements	816	992
Internal-use software development costs	33,141	26,827
Total property and equipment	36,786	31,397
Less: accumulated depreciation and amortization	(23,309)	(19,079)
Total property and equipment, net	$13,477	$12,318
Depreciation and amortization expense on property and equipment was $1.5 million and $4.6 million for the three and nine months ended December 31, 2024, respectively, and $1.4 million and $4.2 million for the three and nine months ended December 31, 2023, respectively. Included in these amounts was amortization expense for internal-use software development costs of $1.5 million and $4.2 million for the three and nine months ended December 31, 2024, respectively, and $1.3 million and $3.7 million for the three and nine months ended December 31, 2023, respectively. The amortization of the internal-use software development costs is included in cost of revenue in the condensed consolidated statements of operations.
The Company capitalized internal-use software development costs of $2.4 million and $6.4 million, respectively, during the three and nine months ended December 31, 2024, and $1.5 million and $4.8 million, respectively, during the three and nine months ended December 31, 2023. Internal-use software development costs are included in property and equipment, net in the condensed consolidated balance sheets.
During the second quarter of fiscal 2025, an immaterial impairment charge was recognized on property and equipment in connection with a sublease. See Note 11 for further details. No other impairment was recognized on property and equipment during the three and nine months ended December 31, 2024 and 2023.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
7.  Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2024	March 31, 2024
Accrued commissions	$10,569	$5,404
Accrued payroll, bonus, and related expenses	10,406	8,513
Employee contributions under employee stock purchase plan	1,647	496
Rebate liabilities	5,798	995
Sales and other tax liabilities	944	2,978
Current portion of contingent earn-out consideration liability	5,828	5,918
Share repurchase liability	—	4,000
Transferable federal tax credits payable	2,271	11,040
Other	5,330	4,359
Total accrued expenses and other current liabilities	$42,793	$43,703
8.  Intangible Assets and Goodwill
Intangible Assets
Intangible assets, net consisted of the following (in thousands):

	December 31, 2024	March 31, 2024
Customer relationships	$37,069	$37,069
Other intangibles	1,531	1,531
Total intangible assets	38,600	38,600
Less: accumulated amortization	(14,466)	(11,283)
Total intangible assets, net	$24,134	$27,317
Amortization expense for intangible assets was $1.1 million for three months ended December 31, 2024 and 2023, and $3.2 million and $3.5 million for the nine months ended December 31, 2024 and 2023, respectively.
No impairment charges on intangible assets were recorded during the three and nine months ended December 31, 2024 and 2023.
As of December 31, 2024, future amortization expense is as follows (in thousands):

Year Ending March 31,	Amount
Remainder of 2025	$1,062
2026	4,012
2027	4,010
2028	4,010
2029	4,010
2030	4,010
Thereafter	3,020
Total future amortization expense	$24,134
Goodwill
As of December 31, 2024 and March 31, 2024, the Company’s goodwill balance was $67.9 million. No impairment charges on goodwill were recorded during the three and nine months ended December 31, 2024 and 2023.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
9.  Equity
Preferred Stock
In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 100,000,000 shares of undesignated preferred stock with a par value of $0.001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors. As of December 31, 2024 and March 31, 2024, there were no shares of preferred stock issued and outstanding.
Common Stock and Creation of Dual-Class Structure
The Company has two classes of common stock authorized: Class A common stock and Class B common stock, and are collectively referred to as common stock throughout the notes to the condensed consolidated financial statements, unless otherwise noted. On June 8, 2021, the Company’s board of directors and stockholders approved an amendment to the Company’s amended and restated certificate of incorporation which authorized 1,000,000,000 shares of Class A common stock with par value of $0.001 and one vote per share, and 500,000,000 shares of Class B common stock with par value of $0.001 and ten votes per share. The holders of common stock are entitled to receive dividends, as may be declared by the board of directors. Each of the Company’s 85,523,836 shares of then-existing common stock outstanding was reclassified into Class B common stock. Each outstanding share of Class B common stock may be converted at any time at the option of the holder into one share of Class A common stock. As of December 31, 2024, there were 133,448,777 shares of Class A common stock, and 54,135,272 shares of Class B common stock outstanding.
Stock Repurchase Program
Prior to March 31, 2024, the Company’s board of directors authorized various programs to repurchase up to $410 million of the Company’s Class A common stock. Under these programs, the Company repurchased and retired 16,480,514 shares of Class A common stock. All of these programs were completed as of April 2024.
On May 1, 2024 the Company’s board of directors authorized a program to repurchase up to $500 million of the Company’s Class A common stock with no expiration date. As of December 31, 2024, the Company repurchased and retired 1,416,104 shares of Class A common stock under this program for an aggregate purchase price of $49.2 million and $450.8 million remained available and authorized for repurchase.
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
Effective January 1, 2023, the Company’s share repurchases in excess of allowable share issuances are subject to a 1% excise tax as a result of the Inflation Reduction Act of 2022. As of March 31, 2024 the Company had accrued excise taxes of $1.5 million, all of which were paid during the third quarter of fiscal 2025. As of December 31, 2024, the Company had no accrued excise taxes.
Common Stock Warrants
In March 2017, the Company issued a warrant to purchase 250,000 shares of common stock at an exercise price of $0.72 per share in connection with a contract signed between the Company and U.S. News & World Report, L.P., or U.S. News. All shares under the warrant were exercised as of March 31, 2024 for an aggregate intrinsic value of $6.7 million.
In October 2021, the Company issued a warrant to U.S. News (the “U.S. News Warrant”) to purchase 516,000 shares of Class A common stock with an exercise price of $12.56 per share in connection with the execution of a commercial agreement with U.S. News. The U.S. News Warrant expires 10 years from the date of grant. The first tranche of the U.S. News Warrant vested on May 1, 2022 and the remainder will vest on a monthly basis over approximately 6 years. The grant-date fair value of the U.S. News Warrant was $34.7 million, which was determined using the Black-Scholes option-pricing model on the date of grant. The fair value of the warrant is recognized as expense in cost of revenue in the condensed consolidated statements of operations on a straight-line basis over its vesting term of 6.48 years. During the nine months ended December 31, 2024 and 2023, $4.0 million was recognized as stock-based compensation expense relating to the U.S. News Warrant. During the nine

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
months ended December 31, 2024, 200,667 shares with an intrinsic value of $3.6 million were exercised under the warrant. The remaining 315,333 shares under the warrant were outstanding as of December 31, 2024. As of December 31, 2024, unamortized stock-based compensation expense related to the unvested warrants was $17.4 million, which is expected to be recognized over the remaining vesting period of 3.25 years.
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
The Company granted stock options under the terms of the Plans and outside of the Plans, as approved by the board of directors. During fiscal 2018, the Company granted 4,682,582 options outside of the Plans, of which 2,044,582 options were exercised and 2,638,000 were outstanding as of December 31, 2024.
The Company has shares of common stock reserved for issuance as follows (in thousands):

December 31, 2024
Common stock warrants	315
2010 Plan
Options outstanding	11,805
2021 Plan
Awards outstanding	4,060
Shares available for future grant	40,431
2021 ESPP	9,812
Options outstanding outside the plans	2,638
Total	69,061
Stock Options
Stock options granted generally vest over four years with service-based, performance-based, and/or market-based conditions and expire ten years from the date of grant.
Stock option activities within the Plans as well as outside of the Plans were as follows:

	Number of Shares (in thousands)	Weighted-Average Exercise Price	Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance, March 31, 2024	17,480	$4.60	5.72	$389,931
Options exercised	(2,941)	3.90
Options forfeited or expired	(96)	7.30
Balance, December 31, 2024	14,443	4.73	5.09	702,867
Vested and exercisable as of December 31, 2024	10,925	3.74	4.76	542,383
Vested and expected to vest as of December 31, 2024	14,443	4.73	5.09	702,867
The aggregate intrinsic value of options exercised during the nine months ended December 31, 2024 and 2023 was $100.5 million and $74.7 million, respectively.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
As of December 31, 2024, unamortized stock-based compensation expense related to unvested stock options was $12.9 million, which is expected to be recognized over a weighted-average period of 2.20 years.
The Company has not granted any stock options since the first quarter of fiscal 2022.
Restricted Stock Units (“RSUs”)
RSUs granted by the Company generally vest over three or four years based on continued service.
The following table summarizes RSU activity (in thousands, except per share information):

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance, March 31, 2024	2,093	$33.79
Granted	2,905	27.66
Vested	(1,167)	31.25
Forfeited	(162)	27.12
Unvested balance, December 31, 2024	3,669	30.04
The total fair value of RSUs vested during the nine months ended December 31, 2024 and 2023 was $43.6 million and $15.4 million, respectively.
As of December 31, 2024, total unrecognized stock-based compensation expense related to unvested RSUs was $101.4 million, which is expected to be recognized over a weighted-average period of 2.27 years.
Performance-Based Restricted Stock Units (“PSUs”)
During the nine months ended December 31, 2024, the Company granted 88,974 PSUs that are subject to both service-based and performance-based vesting conditions. During the nine months ended December 31, 2024, 66,654 PSUs vested. As of December 31, 2024, the unamortized stock-based compensation expense related to unvested PSUs was $4.4 million. The amount to be recognized will be based on the extent the performance metrics are achieved.
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Cost of revenue	$2,818	$2,466	$8,373	$7,205
Research and development	4,471	3,080	14,602	8,874
Sales and marketing	6,487	4,060	19,881	12,752
General and administrative	5,592	2,165	11,470	6,742
Restructuring	—	—	—	3,646
Total stock-based compensation expense	$19,368	$11,771	$54,326	$39,219

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
10.  Net Income Per Share Attributable to Common Stockholders
The following table presents the reconciliation of the numerator and denominator for calculating basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Numerator
Net income	$75,196	$47,956	$160,727	$106,964
Denominator
Weighted-average shares used in computing net income per share attributable to Class A and Class B common stockholders, basic	187,161	186,309	186,344	191,302
Dilutive effect of stock options	13,197	14,065	13,219	15,737
Dilutive effect of common stock warrants	—	43	—	96
Dilutive effect of other share-based awards	1,875	46	1,062	130
Weighted-average shares used in computing net income per share attributable to Class A and Class B common stockholders, diluted	202,233	200,463	200,625	207,265
Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.40	$0.26	$0.86	$0.56
Diluted	$0.37	$0.24	$0.80	$0.52
Certain potentially dilutive securities have been excluded from the calculation of diluted net income per share during the applicable periods because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Other share-based awards	49	1,583	203	1,268
Common stock warrants	315	516	412	516
Total	364	2,099	615	1,784
11. Restructuring Expense and Impairment Charges
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
Impairment Charge
During the second quarter of fiscal 2025, the Company executed a sublease for a portion of its Curative office space in Irving, Texas. The Company evaluated the associated asset group for impairment, which included the right-of-use assets and underlying property and equipment for the lease. The Company compared the expected future undiscounted cash flows to the carrying value and determined the respective asset group was not fully recoverable. The Company calculated the fair value based on the present value of the estimated cash flows from the sublease for the remaining lease term and compared the estimated fair value to its carrying value, which resulted in a $2.3 million impairment charge. The fair value of the operating lease right-of-use assets and associated property and equipment was estimated as of the sublease execution date using level 3

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
inputs based on an income approach by converting future sublease cash inflows and outflows to a single present value. Estimated cash flows were discounted at a rate commensurate with the inherent risks associated with the asset group to arrive at an estimate of fair value. The impairment charge was included in restructuring and impairment charges in the consolidated statements of operations.
12.  Commitments and Contingencies
Contractual Commitments
The Company has contractual commitments that relate mainly to third-party cloud infrastructure agreements and subscription agreements, which are used to facilitate the Company’s operations.
The Company has a web hosting arrangement for 3 years ending December 31, 2027, with an annual commitment of $7 million. As of December 31, 2024, the total remaining commitment was $21 million.
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
Legal Matters
Beginning in April 2024, the Company and certain of our directors and officers have been named in lawsuits in the United States District Court for the Northern District of California. The first lawsuit is captioned In re Doximity, Inc. Securities Litigation, No. 5:24-cv-02281-EKL (N.D. Cal.). The operative complaint brings securities law claims on behalf of a putative class of our investors from June 24, 2021 and August 8, 2023 against the Company and our CEO related to our disclosure of user count and engagement rates. Three shareholder derivative lawsuits have also been filed. Two are consolidated under the caption In re Doximity, Inc. Stockholder Derivative Litigation, No. 5:24-cv-02801-EKL (N.D. Cal.). A third derivative lawsuit is captioned Guttman v. Tangney, et al,. 1:24-cv-01387-GBW (D. Del). The complaints assert claims for, among other things, violations of securities law, breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste against certain of our directors and officers on a similar basis to the securities lawsuit. Other similar lawsuits or proceedings may be initiated in the future. The defendants intend to defend vigorously against these actions. In light of, among other things, the early stage of the litigation, the Company is unable to predict the outcome of these matters and is unable to reasonably estimate the amount or range of loss, if any, that could result from an unfavorable outcome.
From time to time, the Company has become involved in claims and other legal matters arising in the ordinary course of business. The Company investigates these claims as they arise. Although claims are inherently unpredictable, the Company is currently not aware of any other matters that, if determined adversely to the Company, would individually or taken together have a material effect on its results of operations, financial position, or cash flows. No material loss contingencies were recorded for the three and nine months ended December 31, 2024 and 2023.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
13.  Leases
The Company has non-cancelable operating leases for the rental of office space with various expiration dates through 2030.
The components of lease expense were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Operating lease cost, net of sublease income	$509	$678	$1,755	$2,080
Variable lease cost	13	16	22	81
Total lease cost	$522	$694	$1,777	$2,161
During the second quarter of fiscal 2025, the Company executed a sublease for a portion of its Curative office space in Irving, Texas. Any impairment to the associated right-of-use assets and underlying property and equipment as a result of a sublease is recognized in the period the sublease is executed and recorded in the consolidated statements of operations. See Note 11 for further details.
The sublease commenced in November 2024 and has a lease term of approximately 5.5 years. The Company has classified the sublease as an operating lease. Total lease payments under the sublease are $2.4 million over the lease term of the sublease. Sublease income is recognized as a reduction of lease expense in the Company’s consolidated statements of operations.
Supplemental cash flow information related to leases was as follows (in thousands):

	Nine Months Ended December 31,
	2024	2023
Cash paid for amounts included in measurement of lease liabilities—Operating cash flows	$2,033	$1,648
Supplemental balance sheet information related to leases was as follows:

	December 31, 2024	March 31, 2024
Weighted-average remaining lease term (in years)	5.39	6.09
Weighted-average discount rate	4.18%	4.18%
Maturities of operating lease liabilities, excluding sublease income, as of December 31, 2024 were as follows (in thousands):

Remainder of 2025	$684
2026	2,687
2027	2,497
2028	2,605
2029	2,667
Thereafter	3,385
Total future lease payments	$14,525
Less: imputed interest	(1,578)
Present value of lease liabilities	$12,947

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
14.  Other Income, net
Other income, net consisted of the following (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Interest income	$9,886	$4,796	$26,166	$15,636
Net gain (loss) on sale of marketable securities	59	(260)	90	(402)
Other expense	(30)	(55)	(196)	(11)
Other income, net	$9,915	$4,481	$26,060	$15,223
15.  Income Taxes
The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. The Company’s effective tax rates for the three and nine months ended December 31, 2024 were 16.3% and 21.7%, respectively, and for the three and nine months ended December 31, 2023 were 23.9% and 22.1%, respectively.
In the three months ended December 31, 2024, the Company entered into a Tax Credit Purchase Agreement and purchased $13.8 million of transferable tax credits. The Company is committed to buying the remaining $15.7 million of transferable tax credits as the projects are placed in service, with the final project expected to be placed in service in the first quarter of fiscal 2026.
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
The Company is only subject to income taxes in the United States. Significant judgment is required in evaluating the Company’s uncertain tax positions and determining the provision for income taxes. As of December 31, 2024 and March 31, 2024, the Company had unrecognized tax benefits (“UTBs”) of $10.9 million and $9.3 million, respectively, which are primarily included in other liabilities, non-current in our consolidated balance sheets. If realized, $10.7 million would impact the effective tax rate while the remainder would reduce deferred tax assets subject to a full valuation allowance. The Company does not expect any material changes to its UTBs within the next 12 months.
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
Substantially all of the Company’s long-lived assets were based in the United States as of December 31, 2024 and March 31, 2024. For the three and nine months ended December 31, 2024 and 2023, no country outside of the United States accounted for more than 10% of total revenue and substantially all of the Company’s revenue was derived in the United States.

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
Our business model has delivered high revenue growth at scale with profitability. For the three months ended December 31, 2024 and 2023, we recognized revenue of $168.6 million and $135.3 million, respectively, representing a year-over-year growth rate of 25%. For the nine months ended December 31, 2024 and 2023, we recognized revenue of $432.1 million and $357.4 million, respectively, representing a year-over-year growth rate of 21%. For the three months ended December 31, 2024 and 2023, our net income was $75.2 million and $48.0 million and our adjusted EBITDA was $102.0 million and $73.3 million, respectively. For the nine months ended December 31, 2024 and 2023, our net income was $160.7 million and $107.0 million and our adjusted EBITDA was $244.1 million and $174.0 million, respectively. We have accomplished this while focusing on our core mission to help every physician be more productive and provide better care for their patients.

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
The number of customers with at least $500,000 of revenue has grown steadily in recent years as we have engaged new customers and expanded within existing ones. This cohort of customers accounted for approximately 84% of our revenue for the TTM ended December 31, 2024.

	December 31,
	2024	2023
Number of customers with at least $500,000 of revenue	114	94
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

	December 31,
	2024	2023
Net revenue retention rate	117%	115%

Non-GAAP Financial Measures
We use adjusted EBITDA and free cash flow to measure our performance, identify trends, formulate financial projections, and make strategic decisions.
Adjusted EBITDA
We define adjusted EBITDA as net income before interest, income taxes, depreciation, and amortization, and as further adjusted for stock-based compensation expense, restructuring and impairment charges, change in fair value of contingent earn-out consideration liability, and other income, net. Net income margin represents net income as a percentage of revenue and adjusted EBITDA margin represents adjusted EBITDA as a percentage of revenue.
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

The following table presents a reconciliation of net income to adjusted EBITDA, adjusted EBITDA margin, and net income margin (in thousands, except percentages):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Net income	$75,196	$47,956	$160,727	$106,964
Adjusted to exclude the following:
Stock-based compensation	19,368	11,771	54,326	35,573
Depreciation and amortization	2,655	2,509	7,830	7,717
Provision for income taxes	14,644	15,076	44,453	30,285
Restructuring and impairment charges	—	—	2,304	7,936
Change in fair value of contingent earn-out consideration liability	90	452	513	768
Other income, net	(9,915)	(4,481)	(26,060)	(15,223)
Adjusted EBITDA	$102,038	$73,283	$244,093	$174,020

Revenue	$168,603	$135,284	$432,111	$357,365
Net income margin	45%	35%	37%	30%
Adjusted EBITDA margin	61%	54%	56%	49%
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
The following table presents a reconciliation of our free cash flow to the most comparable GAAP measure, net cash provided by operating activities, for each of the periods indicated (in thousands):

	Nine Months Ended December 31,
	2024	2023
Net cash provided by operating activities	$174,778	$120,152
Purchases of property and equipment	—	(147)
Internal-use software development costs	(5,018)	(4,020)
Free cash flow	$169,760	$115,985
Other cash flow components:
Net cash provided by (used in) investing activities	$(4,825)	$107,356
Net cash used in financing activities	$(101,468)	$(262,446)

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
We also generate revenue from temporary and permanent medical recruiting services which we charge on an hourly-fee, and retainer and placement-fee basis, respectively. For the three and nine months ended December 31, 2024 and 2023, the revenue from temporary and permanent medical recruiting services was not significant to our total revenue.
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
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, general and administrative expenses, and restructuring and impairment charges.

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
Restructuring and Impairment Charges
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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
	(in thousands)
Revenue	$168,603	$135,284	$432,111	$357,365
Cost of revenue(1)	14,181	12,190	41,407	38,102
Gross profit	154,422	123,094	390,704	319,263
Operating expenses:
Research and development(1)	22,421	19,946	68,235	61,835
Sales and marketing(1)	38,491	34,956	108,102	99,612
General and administrative(1)	13,585	9,641	32,943	27,854
Restructuring and impairment charges(1)	—	—	2,304	7,936
Total operating expenses	74,497	64,543	211,584	197,237
Income from operations	79,925	58,551	179,120	122,026
Other income, net	9,915	4,481	26,060	15,223
Income before income taxes	89,840	63,032	205,180	137,249
Provision for income taxes	14,644	15,076	44,453	30,285
Net income	$75,196	$47,956	$160,727	$106,964
_______________
(1)Costs and expenses include stock-based compensation expense as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
	(in thousands)
Cost of revenue	$2,818	$2,466	$8,373	$7,205
Research and development	4,471	3,080	14,602	8,874
Sales and marketing	6,487	4,060	19,881	12,752
General and administrative	5,592	2,165	11,470	6,742
Restructuring	—	—	—	3,646
Total stock-based compensation expense	$19,368	$11,771	$54,326	$39,219

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
	(percentages of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	8	9	10	11
Gross profit	92	91	90	89
Operating expenses:
Research and development	13	15	16	17
Sales and marketing	23	26	25	28
General and administrative	8	7	8	8
Restructuring and impairment charges	0	—	1	2
Total operating expenses	44	48	50	55
Income from operations	48	43	40	34
Other income, net	6	3	6	4
Income before income taxes	54	46	46	38
Provision for income taxes	9	11	9	8
Net income	45%	35%	37%	30%

Comparison of the three and nine months ended December 31, 2024 and 2023.
Revenue

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands, except percentages)
Revenue	$168,603	$135,284	$33,319	25%	$432,111	$357,365	$74,746	21%
Revenue for the three months ended December 31, 2024 increased $33.3 million as compared to the same period in 2023. The increase was primarily driven by a $32.8 million increase in subscription revenue. Of the increase in subscription revenue, $7.6 million was driven by the addition of new subscription customers1 and $25.2 million was due to the expansion of existing customers. The expansion of existing customers was primarily driven by average revenue per existing Marketing Solutions customers increasing by approximately 24% as a result of adding new and growing existing brands and service lines. Approximately 96% of our revenue for the three months ended December 31, 2024 was derived from subscription customers.
Revenue for the nine months ended December 31, 2024 increased $74.7 million as compared to the same period in 2023. The increase was primarily driven by a $74.5 million increase in subscription revenue. Of the increase in subscription revenue, $11.3 million was driven by the addition of new subscription customers1 and $63.2 million was due to the expansion of existing customers. The expansion of existing customers was primarily driven by average revenue per existing Marketing Solutions customers increasing by approximately 23% as a result of adding new and growing existing brands and service lines. Approximately 95% of our revenue for the nine months ended December 31, 2024 was derived from subscription customers.
Cost of revenue, gross profit and gross margin

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands, except percentages)
Cost of revenue	$14,181	$12,190	$1,991	16%	$41,407	$38,102	$3,305	9%
Gross profit	$154,422	$123,094	$31,328	25%	$390,704	$319,263	$71,441	22%
Gross margin	92%	91%			90%	89%
Cost of revenue for the three months ended December 31, 2024 increased $2.0 million as compared to the same period in 2023. The increase was driven by a $0.5 million increase in third-party software costs to support revenue growth, $0.4 million increase in stock-based compensation as a result of new awards granted to existing employees, and a $0.6 million increase in third-party costs in connection with the delivery of our services.
Cost of revenue for the nine months ended December 31, 2024 increased $3.3 million as compared to the same period in 2023. The increase was primarily driven by a $1.2 million increase in stock-based compensation as a result of new awards granted to existing employees, a $0.8 million increase in third-party software costs to support revenue growth, and a $1.4 million increase in third-party costs in connection with the delivery of our services.
The gross margin for the three and nine months ended December 31, 2024 increased due to the growth in our revenue outpacing the growth in our cost of revenue.
1 We define new subscription customers as revenue-generating subscription customers in the current fiscal period who did not contribute any revenue for the same period in the prior fiscal year.

Operating Expenses
Research and development

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands, except percentages)
Research and development	$22,421	$19,946	$2,475	12%	$68,235	$61,835	$6,400	10%
Research and development expense for the three months ended December 31, 2024 increased $2.5 million as compared to the same period in 2023, primarily driven by a $1.8 million increase in stock-based compensation as a result of new awards granted to new hires and existing employees and a $1.1 million increase in personnel costs due to an increase in average headcount. These increases were partially offset by a $0.7 million increase in capitalization of internally-developed software costs.
Research and development expense for the nine months ended December 31, 2024 increased $6.4 million as compared to the same period in 2023. The increase was driven by a $6.4 million increase in stock-based compensation as a result of new awards granted to new hires and existing employees, a $0.7 million increase in third-party contractor costs, and a $0.7 million increase in employee events and travel-related expenses. These increases were partially offset by a $1.6 million increase in capitalization of internally-developed software costs.
Sales and marketing

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands, except percentages)
Sales and marketing	$38,491	$34,956	$3,535	10%	$108,102	$99,612	$8,490	9%
Sales and marketing expense for the three months ended December 31, 2024 increased $3.5 million as compared to the same period in 2023, driven by a $2.4 million increase in stock-based compensation as a result of new awards granted to new hires and existing employees and a $0.9 million increase in sales incentive compensation.
Sales and marketing expense for the nine months ended December 31, 2024 increased $8.5 million as compared to the same period in 2023. The increase was driven by a $7.1 million increase in stock-based compensation as a result of new awards granted to new hires and existing employees, net of awards fully vested since the prior year, a $2.1 million increase in sales incentive compensation, and a $1.4 million increase in marketing activities. These increases were partially offset by a $2.3 million decrease in personnel costs due to a reduction in average headcount.
General and administrative

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands, except percentages)
General and administrative	$13,585	$9,641	$3,944	41%	$32,943	$27,854	$5,089	18%
General and administrative expense for the three months ended December 31, 2024 increased $3.9 million as compared to the same period in 2023, primarily driven by a $3.4 million increase in stock-based compensation as a result of new awards granted to existing employees and a $0.6 million increase in personnel costs.
General and administrative expense for the nine months ended December 31, 2024 increased $5.1 million as compared to the same period in 2023, primarily driven by a $4.7 million increase in stock-based compensation as a result of new awards granted to existing employees.

Restructuring and impairment charges

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands, except percentages)
Restructuring and impairment charges	$—	$—	$—	NM	$2,304	$7,936	$(5,632)	(71)%
During the nine months ended December 31, 2024, the Company executed a sublease for its Curative office space in Irving, Texas, which resulted in a $2.3 million impairment charge for the subleased asset group.
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
Other income, net

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands, except percentages)
Other income, net	$9,915	$4,481	$5,434	121%	$26,060	$15,223	$10,837	71%
Other income, net for the three months ended December 31, 2024 increased $5.4 million as compared to the same periods in 2023, primarily driven by increases in interest income due to higher yields earned on our cash equivalents and marketable securities portfolio and higher average portfolio balances.
Other income, net for the nine months ended December 31, 2024 increased $10.8 million as compared to the same periods in 2023, primarily driven by increases in interest income due to higher yields earned on our cash equivalents and marketable securities portfolio.
Provision for income taxes

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands, except percentages)
Provision for income taxes	$14,644	$15,076	$(432)	(3)%	$44,453	$30,285	$14,168	47%
Income tax expense for the three months ended December 31, 2024 remained materially consistent as compared to the same period in 2023.
Income tax expense for the nine months ended December 31, 2024 increased $14.2 million as compared to the same period in 2023, primarily driven by higher income before taxes and decreased tax deductions from stock award activities.
Liquidity and Capital Resources
Since inception, we have financed operations primarily through proceeds received from sales of equity securities and payments received from our customers. As of December 31, 2024, our principal sources of liquidity were cash and cash equivalents and marketable securities of $844.9 million. Our marketable securities consist of U.S. government and agency securities, corporate notes and bonds, and commercial paper.
Prior to March 31, 2024, the Company’s board of directors authorized various programs to repurchase up to $410 million of the Company’s Class A common stock. Under these programs, the Company repurchased and retired 16,480,514 shares of Class A common stock. All of these programs were completed as of April 2024.
On May 1, 2024 the Company’s board of directors authorized a program to repurchase up to $500 million of the Company’s Class A common stock with no expiration date. As of December 31, 2024, the Company repurchased and retired

1,416,104 shares of Class A common stock under this program for an aggregate purchase price of $49.2 million and $450.8 million remained available and authorized for repurchase.
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
Effective January 1, 2023, the Company’s share repurchases in excess of allowable share issuances are subject to a 1% excise tax as a result of the Inflation Reduction Act of 2022. As of March 31, 2024, the Company had accrued excise taxes of $1.5 million, all of which were paid during the third quarter of fiscal 2025. As of December 31, 2024, the Company had no accrued excise taxes.
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
Cash Flows

	Nine Months Ended December 31,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$174,778	$120,152
Net cash provided by (used in) investing activities	$(4,825)	$107,356
Net cash used in financing activities	$(101,468)	$(262,446)
Net cash provided by operating activities
Cash provided by operating activities was $174.8 million for the nine months ended December 31, 2024. This consisted of net income of $160.7 million, adjusted for non-cash items of $66.1 million and a net outflow from operating assets and liabilities of $52.1 million. Non-cash items primarily consisted of stock-based compensation expense of $54.3 million, depreciation and amortization expense of $7.8 million, amortization of deferred contract costs of $6.5 million, impairment of long-lived assets of $2.3 million, deferred income taxes of $2.2 million, and non-cash lease expense of $1.4 million, partially offset by the accretion of discount on marketable securities of $8.7 million. The net outflow from operating assets and liabilities was driven by a $36.5 million increase in accounts receivable due to the timing of billings and collections, a $30.1 million decrease in deferred revenue due to the timing of customer billings and program launches, and a $9.1 million increase in deferred contract costs. The outflows were partially offset by a $21.3 million decrease in prepaid expenses and other assets primarily due to prepaid taxes and a $3.9 million increase in accounts payable, accrued expenses, and other liabilities. During the nine months ended December 31, 2024 and 2023, the Company made $35.8 million and $38.4 million, respectively, in payments for taxes. The increase in cash paid for income taxes in these periods, as compared to prior years, was partially related to the Tax Cuts and Jobs Act of 2017, which eliminated the option to deduct research and development expenditures and required taxpayers to capitalize and amortize them over five or fifteen years. Although Congress is considering legislation that would defer the amortization requirement to later years, we have no assurance that the provision will be so deferred, repealed or otherwise modified. The requirement may also reduce our cash flows from operating activities in future periods, the amounts and specific periods of which we are unable to estimate at this time.

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
Net cash provided by (used in) investing activities
Cash used in investing activities was $4.8 million for the nine months ended December 31, 2024, which primarily consisted of $531.8 million of marketable securities purchases and $5.0 million for internal-use software development costs, partially offset by proceeds from the maturities of marketable securities of $517.2 million and $14.8 million of proceeds from the sale of marketable securities.
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
Net cash used in financing activities
Cash used in financing activities was $101.5 million for the nine months ended December 31, 2024, which primarily consisted of common stock repurchases of $93.5 million, $5.5 million of payments for contingent consideration related to the AMiON acquisition, and $16.3 million of taxes paid related to the net share settlement of equity awards. These payments were partially offset by $13.9 million of proceeds from the exercise of stock options and common stock warrants.
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
There have been no material changes to our critical accounting policies and estimates during the three and nine months ended December 31, 2024 as compared to those described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024 and filed with the SEC on May 23, 2024.
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
Interest Rate Risk
Our cash and cash equivalents and marketable securities primarily consist of cash on hand and highly liquid investments in money market funds, corporate notes and bonds, commercial paper, and U.S. government and agency securities. As of December 31, 2024, we had cash and cash equivalents of $165.3 million and marketable securities of $679.7 million. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair value of our investments. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates.
A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $5.2 million and $3.4 million, respectively, in the market value of our cash equivalents and marketable securities as of December 31, 2024 and March 31, 2024. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investments caused by a change in interest rates are recorded in other comprehensive income and are realized in net income only if we sell the underlying securities.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Beginning in April 2024, the Company and certain of our directors and officers have been named in lawsuits in the United States District Court for the Northern District of California. The first lawsuit is captioned In re Doximity, Inc. Securities Litigation, No. 5:24-cv-02281-EKL (N.D. Cal.). The operative complaint brings securities law claims on behalf of a putative class of our investors from June 24, 2021 and August 8, 2023 against the Company and our CEO related to our disclosure of user count and engagement rates. Three shareholder derivative lawsuits have also been filed. Two are consolidated under the caption In re Doximity, Inc. Stockholder Derivative Litigation, No. 5:24-cv-02801-EKL (N.D. Cal.). A third derivative lawsuit is captioned Guttman v. Tangney, et al,. 1:24-cv-01387-GBW (D. Del). The complaints assert claims for, among other things, violations of securities law, breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste against certain of our directors and officers on a similar basis to the securities lawsuit. Other similar lawsuits or proceedings may be initiated in the future. The defendants intend to defend vigorously against these actions.
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
None.
Share Repurchases
The following table presents information with respect to the repurchases of our Class A common stock during the three months ended December 31, 2024:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
October 1 - 31, 2024	161,397	$42.79	161,397	$463,092
November 1 - 30, 2024	50,550	$47.50	50,550	$460,691
December 1 - 31, 2024	182,924	$54.08	182,924	$450,799
Total	394,871		394,871
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information

Rule 10b5-1 Trading Plans
On November 12, 2024, Ms. Kira Wampler, a director of the Company, adopted a Rule 10b5-1 trading arrangement for the sale of securities of the Company’s common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Ms. Wampler’s Rule 10b5-1 Trading Plan, which has a term from November 12, 2024 to November 12, 2026, provides for the exercise and sale of 54,000 shares of common stock pursuant to a series of market orders.
On November 12, 2024, Ms. Phoebe Yang, a director of the Company, adopted a Rule 10b5-1 Trading Plan that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Ms. Yang’s Rule 10b5-1 Trading Plan, which has a term from November 12, 2024 to September 19, 2025, provides for the sale of 33.33% of net vested shares of common stock pursuant to a series of market orders. On the date of the execution of Ms. Yang’s Rule 10b5-1 Trading Plan, Ms. Yang held 8,370 net vested shares. Ms. Yang’s net vested share amount will change as additional equity awards vest or shares are subsequently purchased or sold during the term of Ms. Yang’s Rule 10b5-1 Trading Plan.
On November 12, 2024, Ms. Anna Bryson, the Chief Financial Officer of the Company, adopted a Rule 10b5-1 Trading Plan that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Ms. Bryson’s Rule 10b5-1 Trading Plan, which has a term from November 12, 2024 to May 29, 2026, provides for the exercise and sale of 375,000 shares of common stock pursuant to a series of market orders.
Other than the Rule 10b5-1 Trading Plans noted above, during the quarter ended December 31, 2024, none of our directors or executive officers as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934 adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

DOXIMITY, INC.

Date: February 6, 2025	By:	/s/ Jeffrey Tangney
Jeffrey Tangney Chief Executive Officer (Principal Executive Officer)

Date: February 6, 2025	By:	/s/ Anna Bryson
Anna Bryson Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)