Form 10-K
period 2025-03-31
Doximity, Inc.
filed 2025-05-20
CIK 1516513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of September 30, 2024, based on the closing price of $43.57 for a share of Class A common stock on the New York Stock Exchange, was approximately $5.65 billion.
The registrant had outstanding 136,906,542 shares of Class A common stock and 50,919,611 shares of Class B common stock as of May 13, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held in calendar 2025 are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended March 31, 2025.

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

PART I
Item 1. Business
Overview
We are the leading digital platform for U.S. medical professionals, with over two million registered members as of March 31, 2025. Our members include more than 80% of U.S. physicians, spanning all 50 states and every medical specialty, along with over 60% of U.S. nurse practitioners and physician assistants, and over 90% of graduating U.S. medical students.
Our mission is to help every physician be more productive and provide better care for their patients. We are physicians-first, putting technology to work for doctors instead of the other way around. That guiding principle has enabled Doximity to become an essential and trusted professional platform for physicians and their colleagues. Doximity puts modern software in the hands of physicians and other medical professionals. We provide our members with digital tools specifically built for medicine, enabling them to collaborate with colleagues, stay up to date with the latest medical news and research, manage their careers and on-call schedules, streamline documentation and administrative paperwork, and conduct virtual patient visits.
At the core of our platform is the largest medical professional network in the nation, which creates proximity within our community of doctors and other medical professionals. Our focus on physician-centric product design and clinical productivity has led to high levels of adoption and endorsement by these healthcare professionals. For example, we had more than 620,000 unique active providers use our clinical workflow tools in the quarter ended March 31, 2025.
Our business model is designed to both respect and support our members while driving value for our customers through our Marketing, Hiring, and Workflow Solutions (as defined below). Our revenue-generating customers, primarily pharmaceutical manufacturers and health systems, have access to a suite of commercial solutions that benefit from broad usage by physicians and other medical professionals.
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
Our “Hiring Solutions” provide digital recruiting capabilities to health systems and medical recruiting firms, enabling them to identify, connect with, and hire from our network of both active and passive medical professional candidates, who might otherwise be missed through traditional recruiting channels. Hiring Solutions also includes Curative Talent, our personalized staffing firm that combines Doximity’s data science and intelligence with an experienced team of health care recruiters.
Our “Workflow Solutions,” which include our telehealth, on-call scheduling, and AI-powered workflow tools, are designed to help clinicians streamline their clinical workflow, reduce their administrative burden, and easily connect with patients and colleagues.
The ecosystem we have created in the medical community benefits from powerful network effects. Medical professional engagement with our platform increases as the breadth and utility of our tools expand, attracting even more members and driving broader and more effective communication and collaboration among healthcare professionals. This also drives greater value for our pharmaceutical and health system customers seeking to interact with specific groups of physicians and other medical professionals. In turn, the insights that we gain from increased use of our platform enable us to invest in improving our tools and solutions to meet the changing needs of our members, customers, and the patients that they care for, ultimately creating a win-win-win for all constituents in our ecosystem.
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
Once verified, members gain access to our network, newsfeed, and—depending on their credentials—our workflow tools, including our voice and video telehealth product, Dialer, and our AI-powered workflow tools.
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
◦For practicing medical professionals. Members can browse permanent and locum tenens opportunities, set up job alerts to stay abreast of career opportunities matching their interests, and directly connect with our Hiring Solutions customers. Members also have access to detailed job market data, such as our Salary Map, which provides an unparalleled county-level look at compensation trends across specialties and geographies.
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

•Medical videos. Information about recent clinical trials or research results are distributed in an easy-to-consume video format, optimized for desktop or mobile viewing. Videos are designed to be brief, relevant and eye-catching to disseminate knowledge without wasting a member’s time or disrupting their clinical workflow.
•Peer and colleague updates. Doximity members can stay abreast of and celebrate the professional updates and accomplishments of their peers and colleagues, from new jobs to awards, newly authored publications, and press mentions.
•Clinical discussions. Members can comment on and react to posts directly in their newsfeeds. For example, members might discuss the results of a new clinical study, or even ask questions of the study’s author. Ultimately, this dialogue and interactivity drive engagement within the ecosystem and facilitate peer-to-peer education.
•Op-Med. Members can submit Op-Med articles for publication on Doximity. These articles are long-form content written by clinicians for clinicians, covering topics such as front-line experiences and practice-changing viewpoints. They provide the opportunity for our members to express their expertise and further elevate and engage the profession.
•Sponsored content. Certain articles, videos, and other types of content are identified as sponsored content and are designed to be highly relevant to our members. Sponsored content is created in concert with our customers, including pharmaceutical manufacturers and health systems, and may include information about medications, clinical trials, guidelines and resources, and trends in medicine and patient care. Sponsored content is developed in collaboration with our customer success team to ensure they meet the high quality standards of our community.
Workflow Tools
Members of our platform are able to access our suite of communication and digital workflow tools that are designed to make their daily workflows more efficient. We include the following critical workflow tools in one easy-to-use app and website.
•Fax and eSignature. The Doximity platform allows members to send and receive faxes in a HIPAA-compliant manner through our mobile app or website. Members can electronically create, sign, edit, date, add attachments, and customize the cover page for their faxed documents, eliminating the need to print, manually sign, and re-scan documents. This streamlines patient care coordination and digital record keeping.
•Secure Messaging. Doximity’s HIPAA-compliant messaging functionality enables members to securely collaborate on patient consultations and coordinate care across multiple care team members, specialists, systems, or locations.
•Telehealth. Our members can connect with their patients using our Dialer telehealth products either directly or through Dialer Enterprise, which is available for purchase by health systems and hospitals. Calls can be voice or video-based, with valuable features such as a preset Caller ID displaying the provider’s office number, the ability to easily add an interpreter or family member, and the option to hand off the call to another member of the care team–all in a HIPAA-compliant manner. Dialer also includes a no-reply texting feature, which allows medical professionals to quickly send HIPAA-compliant text messages to their patients, without disclosing their personal phone number. For added convenience, physicians can enable a one-time patient reply during a set time window, preschedule texts for a later time, and send messages to multiple recipients.
•AI Tools. We offer a number of AI-powered tools to enable our members to support their patients more effectively and efficiently. Doximity GPT, our HIPAA-compliant generative AI writing assistant, helps physicians and other medical professionals reclaim the time they spend on administrative writing tasks, such as drafting letters of patient support, insurance appeals, patient education materials, letters of recommendation, and even grant applications. The tool integrates with our HIPAA-compliant digital fax and texting services, enabling easy and secure transmission of final documents. Doximity GPT is available to verified Doximity members and as an enterprise-level solution for hospitals and health systems. Additionally, to extend the clinical utility of our AI tools, we also offer real-time access to clinical references and citations, ensuring our members can verify medical knowledge using trusted, evidence-based sources.
Our Solutions for Healthcare Customers
We offer Marketing, Hiring, and Workflow Solutions to pharmaceutical manufacturers, health systems, medical recruiting firms, and certain other healthcare companies on a predominantly subscription basis. Our solutions benefit both our customers and our members, containing useful and relevant information for each member's specific area of medicine and patients’ needs, while being respectful of their time.

Marketing Solutions
We provide a digital marketing platform for pharmaceutical manufacturers and health systems on a subscription basis to serve our members with tailored sponsored content that is highly relevant to their clinical practices, including information about medications, clinical trials, guidelines and resources, and trends in medicine and patient care. Pharmaceutical manufacturers purchase programs on a brand-by-brand basis, and health systems execute programs on a service line-by-service line basis. Service lines in health systems refer to patient-centric clinical specialties, such as cardiology, oncology, neurology, and otolaryngology, among others.
Our customers are able to specify a combination of audience attributes, such as specialty, credential, and location, and also choose modules. Modules are the core building blocks of the marketing plan and are additive to one another. We package them into sponsored programs to meet the needs of individual brands and service lines. Our sponsored modules can be categorized as Newsfeed, Workflow, and Peer, as follows:
•Newsfeed. Sponsored modules, such as videos and articles, that appear within our Newsfeed to generate awareness and build name recognition. The content of these modules may include updates on how certain drugs perform in clinical trials, formulary information, the opening of new hospitals or departments within a health system, or other information that is relevant to our members.
•Workflow. Sponsored modules, such as videos and articles, embedded within our workflow tools to engage physicians at key moments in their daily clinical practice. These placements create proximity to the point of care, fostering greater interactivity and relevance while enhancing brand awareness and recognition.
•Peer. Sponsored modules that appear directly within our members’ messages, facilitating connections with thought leaders, department chairs, and experts across the Doximity network. These placements help foster professional relationships while enhancing visibility and engagement.
We continuously seek to develop new modules in response to customer feedback and market trends and to address specific needs of our customers. For example, an Interactivity module may appear adjacent to articles about scientific congresses or professional meetings. We take a rigorous approach to launching new modules, including internal and customer pilots.
Our goal is to make sponsored content useful, relevant, and informative for our members. Our newer integrated programs allow our clients to leverage the power of AI and data science to create a dynamic and personalized experience for each member based on their unique needs, diagnosis data, and clinical interests. In addition, our customer success team ensures that our customers receive tangible, measurable, and repeatable benefits from their marketing spend, while maintaining the high-quality standards of our medical community. The team works directly with our customers to deeply understand a customer’s goals, priorities, and messaging before helping with content and media formats. Through ongoing support and reporting, our team can also develop new content or fine-tune and reformat existing content for digital and feed-friendly marketing programs. We also have a client-facing portal that allows certain customers and their agencies on-demand access to key program data, insights, and recommendations.
We have become a valued collaborator to our customers, with a track record of expanding throughout the medication portfolios of pharmaceutical customers and into additional service lines throughout a health system, while also upselling additional modules.
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
Our modules for Hiring Solutions consist of the following:
•Job posts. Individual job listings on our platform are posted either directly by health systems or by recruiting firms. Our members can search and browse these open job listings.
•Direct message. Recruiters, physicians, and administrators can directly message members who might be a good fit for an open position. These messages may or may not be for an opening that has been posted on our job posts.

Both job posts and direct messages are sold as a subscription that entitles the customer to a certain number of job listings or messages on a self-serve basis throughout the subscription period.
We also have a tech-enabled, higher-touch Hiring Solution called Curative Talent, which combines Doximity’s data science and intelligence with Curative Talent’s white glove service and customer-focused recruiters. Our account managers at Curative Talent work with health systems to source both locum tenens and permanent staffing positions, leveraging our platform and providing a higher level of support on an ongoing basis than our self-service Hiring Solutions. Health systems contract staffing placements directly with Curative Talent on an hourly-fee or a placement-fee basis.
Workflow Solutions for Health Systems
We offer the following workflow products as enterprise-level solutions to health systems and hospitals:
•Telehealth. Dialer Enterprise provides health systems and hospitals an accessible and powerful telehealth solution. The organic adoption of our direct-to-member offerings, such as Dialer Pro, is an important factor driving our Enterprise offerings. Many users have already adopted Dialer into their regular workflow and this familiarity significantly streamlines implementation when health systems are deploying Dialer Enterprise, while competitor solutions often require a full physician training. Dialer Enterprise enables unlimited access to Dialer for all users across a health system’s organization, with an added service layer for the organization that includes a dedicated customer success manager, premium user support, and monthly utilization reporting. Health system customers also have the opportunity to brand the user and patient experience, as well as leverage their own security and HIPAA contractual requirements to create consistent protocols for use. Our health system team can also integrate Dialer into our customer's electronic medical record system so that their users can access Dialer directly within their existing clinical workflows.
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
•We are deeply embedded in workflows for physicians and other medical professionals. Our tools and third-party integrations are designed to solve workflow pain points for physicians and other medical professionals. Our tools provide medical professionals with the ability to deliver best-in-class healthcare, spend more time with patients, and ultimately improve patient care.

•We innately understand clinical workflows are different from traditional technology workflows. Through having product leaders who are physicians, designers, and engineers familiar with healthcare services, and an extended team of medical professionals in our advisory committees, we are able to build solutions that enable our members to better care for their patients and act as an extension of their practice.
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
Our Growth Strategies
•Grow the Doximity Network. While we will continue to grow our number of physician members, we are under-penetrated among other types of medical professionals, such as nurse practitioners and physician assistants, and have an opportunity to expand our offering to physical therapists, dentists, psychologists, and many other professions. As more medical professionals join our platform, we become a more valuable connectivity tool for members, and a more valuable marketing and hiring channel for pharmaceutical manufacturers and health systems.
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
•Further monetize our Workflow Solutions. Our clinical workflow tools are used and trusted by hundreds of thousands of our members, and continue to drive daily use among physicians. The strong adoption of our AI-powered workflow tools, Dialer, and AMiON, at both the physician and enterprise level, reflects that professional trust, and we continue to look for opportunities to build upon these offerings. With the recent addition of our Doximity GPT enterprise offering, we are expanding our portfolio of enterprise clients, and there is still ample whitespace ahead of us.
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
•Consider strategic acquisitions to expand our platform capabilities. In the past, we have selectively used mergers and acquisitions to accelerate our product roadmap to bring medical professionals and customers more complete solutions and increase demand for our products, such as our acquisitions of Curative Talent and AMiON. We plan to continue evaluating similar opportunities and execute on them if we find the right fit for our members, customers, and our company.

Our Technology Platform
Our technology platform supports a vast network of member connections, with regularly updated profiles, secure communication and workflow tools, and vast amounts of searchable indexed data. Together, we believe our suite of tools form a valuable competitive strength.
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
•Upleveling our customers’ marketing programs with AI-powered brainstorming and writing tools that allow them to generate more relevant and personalized content to better engage individual medical professionals.
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
•Proprietary workflow tools: Our workflow tools have been built to be physician-first with usability in mind at every step. Built on top of a modern software stack that ensures rapid scalability and enterprise-grade reliability, our tools allow medical professionals to manage their schedules, streamline documentation and administrative paperwork, and connect with patients via messages, voice, and video. We have designed each of these services with a broad range of customized, physician-first features specific to our platform, such as our ‘call nudge’ reminding a patient of a visit, ‘straight to voicemail’ enabling physicians to choose not to disturb patients after-hours, and the flexibility to switch between voice and video at will, among others.
•Design Principles: Our technology stack and product development teams are set up to enable rapid prototyping and development of new features via controlled rollouts. We focus on innovative, useful and unobtrusive features that are designed to optimize the healthcare professional’s workflow. And at all times, we follow the stringent security and privacy requirements of a physician’s data; many of our workflow tools are HIPAA-compliant (as described above) and validated through external auditing procedures.
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
Competition
Although we have built a scaled and highly differentiated platform, we face competition across different aspects of our business. We have experienced, and expect to continue to experience, intense competition from a number of companies, and we expect such competition to increase as our industry evolves. Specifically, we compete for medical professionals as platform members, and for pharmaceutical and health system companies as customers for our Marketing, Hiring, and Workflow Solutions.
•Competing for members: We compete with large technology companies that have developed online networking and collaboration tools such as LinkedIn, Facebook, Google, and X, in addition to smaller, emerging companies. However, we believe we are the only professional network solely dedicated to medical professionals, with a purpose-built platform specifically designed to address a broad range of unique needs of today’s healthcare professionals.
•Competing for customers: We compete across several categories to access spend in the healthcare category. We specifically compete for access to marketing, hiring, and health system IT budgets. We believe that our platform and the network of medical professionals on Doximity allow us to provide our customers with solutions that result in attractive returns on their marketing and hiring budgets.
◦Marketing: We compete with online and offline outlets that provide marketing and advertising services that enable pharmaceutical manufacturers and health systems to educate medical professionals about their brands. These outlets include health-related websites and mobile apps, like WebMD’s Medscape.
◦Hiring: We compete in the healthcare staffing industry with job boards, self-service recruiting tools, and medical recruiting firms in national, regional, and local markets. We compete with large healthcare staffing companies as well as smaller, more regionally focused companies.
◦Health System IT Budgets: We compete with providers of various solutions that aim to improve the productivity of the information technology services inside of health systems. This includes providers of communication solutions, such as Zoom Video Communications and Microsoft Teams, and dedicated telehealth services, such as Teladoc Health and American well. We also compete with providers of scheduling solutions such as QGenda and a number of emerging AI solutions focusing on health care.
The industries in which our products are offered are evolving rapidly and are becoming increasingly competitive. Larger and more established companies may focus on our market and could directly compete with us. Smaller companies, including application developers, could also launch new products and services that compete with us and that could gain market acceptance quickly. We also expect our existing competitors in the markets for Marketing, Hiring, and Workflow Solutions to continue to focus on these areas. Many of our competitors and potential competitors have significantly greater financial, technological, and other resources than we do and greater name recognition and more established distribution networks and relationships with healthcare providers than us. As a result, many of these companies may respond more quickly to new or emerging technologies and standards and changes in customer requirements. These companies may be able to invest more resources in research and development, strategic acquisitions, sales and marketing, patent prosecution, litigation, and financing capital equipment acquisitions for their customers.
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
Our People, Culture, and Human Capital Resources
At Doximity, we organize our teams into small, nimble groups that operate autonomously, are empowered to make decisions quickly, and aim to stay close to our members and customers. We prioritize diversity and inclusion, and regularly track our progress against quantifiable metrics. We have always been a geographically distributed team. We supplement our workforce with contractors and consultants in the United States and internationally.
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
As of March 31, 2025, we had a total of 830 full-time equivalent employees. More than a third of our full-time equivalent employees work in R&D, including in product, engineering, and data.
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
Further, many states in which we operate and in which our members and customers as well as their patients reside also have laws that protect the privacy and security of sensitive and personal information, including health information, information regarding mental health and substance use treatment, and other information related to the provision of healthcare services. Some of these laws also prohibit unfair privacy and security practices and deceptive statements about privacy and security and place specific requirements on certain types of activities, such as data security and texting. These laws may be similar to or even more protective than HIPAA and other federal privacy laws. For example, the laws of the State of California, in which we operate, are more restrictive than HIPAA, including the provisions of the California Consumer Privacy Act and the California Privacy Act. While any information we process in our role as a business associate may be exempt from state privacy laws, other records and information we maintain on our members may be subject to these laws. Where state laws are more protective than HIPAA or require us to take action such as breach notification, we must comply with the state laws we are subject to, in addition to HIPAA. In certain cases, it may be necessary to modify our planned operations and procedures to comply with these more stringent state laws. Not only may some of these state laws impose fines and penalties upon violators, but also some, unlike HIPAA, may afford private rights of action to individuals who believe their personal information has been misused. In addition, state laws are changing rapidly, and there has been discussion of a new federal privacy law, a federal breach notification law and an enhanced HIPAA security rule, to which we may be subject. For additional information, see “Risk Factors—Risks Related to the Healthcare Industry.”
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
In addition, there have been several legislative and regulatory changes and proposed reforms of the healthcare system to contain costs, improve quality, and expand access to care, as well as changes and proposed reforms relating to public health emergencies and pandemic responses. There are numerous passed and pending laws relating to the use of artificial intelligence in healthcare that could impact the way healthcare professionals use such technologies in their practices which could therefore affect the way they engage with our platform. Failure to comply with any of these laws or regulations could lead to adverse judicial or administrative action against us and/or our provider customers, civil or criminal penalties, receipt of cease and desist orders from state regulators, loss of provider licenses, the need to make changes to the terms of engagement of our provider customers that interfere with our business, and other materially adverse consequences. For additional information, see “Risk Factors—Risks Related to the Healthcare Industry.”
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
As of March 31, 2025, we have four granted patents and twelve pending non-provisional patent applications in the United States. We continually review our development efforts to assess the existence and patentability of new intellectual property.
We have an ongoing trademark and service mark registration program pursuant to which we register our brand names, product names, and logos in the United States to the extent we determine appropriate and cost-effective. As of March 31, 2025, we have a total of fifteen registered or applied-for trademarks in the United States and four registered trademarks in non-U.S. jurisdictions. We also have registered domain names for websites that we use in our business, such as www.doximity.com and other variations.
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
Available Information
We file electronically with the SEC our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, our Proxy Statement, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. In addition, copies of these reports and other information may be obtained, free of charge, on our website at investors.doximity.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC also maintains an Internet website that contains reports, proxy statements and other information about issuers, like us, that file electronically with the SEC. The address of that website is www.sec.gov.
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
Since launching our platform in fiscal 2012, we have experienced rapid growth and we continue to rapidly and significantly expand our operations. While we have experienced significant revenue growth in prior periods, it is not indicative of our future revenue growth. Our revenue growth rate has not been consistent, and we expect our revenue growth rate may decline. For example, in fiscal 2025 and 2024, our revenue grew by 20% and 13%, respectively, as compared to the prior years. Additionally, our full-time equivalent headcount increased from 827 as of March 31, 2024 to 830 as of March 31, 2025. Growth in our business increases the complexity of our operations and places significant strain on our management, personnel, systems, technical performance, financial resources, and internal financial control and reporting functions. We may not be able to manage growth effectively, which could damage our reputation, limit our growth, and negatively affect our operating results.

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

•successfully compete with other companies that are currently in, or may in the future enter, the online professional network space, telehealth, or other productivity tools;
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
Customers of our Marketing Solutions may not continue to do business with us if their marketing content does not reach their intended audiences. Therefore, we must continue to demonstrate to our customers that using our Marketing Solutions offering is the most effective and cost-efficient way to maximize their results. Similarly, we must demonstrate that our Hiring Solutions are important recruiting tools for enterprises, professional organizations, and individuals and that our Hiring Solutions provide them with access to the target audience. Our Hiring Solutions customers will discontinue their purchases of our solutions if we fail to effectively connect them with the talent they seek. Finally, for our Workflow Solutions, we may not be able to retain existing customers or attract new customers if we fail to provide high quality solutions, if customers are unable to realize the value of our solutions, or if we are not able to measure and demonstrate the value that our solutions provide.
Our customer base may decline or fluctuate due to a number of factors, including the prices of our solutions, the prices of products and services offered by our competitors, reduced hiring by our customers or reductions in their talent or marketing spending levels due to macroeconomic or other factors, and the efficacy and cost-effectiveness of our solutions. In particular, our overall performance depends, in part, on worldwide economic conditions. As our customers react to global economic conditions, including the impact of inflation on wages and labor costs, raw material costs, reduced discretionary spending, tariffs, and the potential for a global recession, we may see them reduce spending on our solutions and take additional precautionary measures to limit or delay expenditures and preserve capital and liquidity. In addition, if any of our customers with whom we conduct business are unable to access funds pursuant to instruments or lending arrangements with a financial institution that falls into receivership or experience similar liquidity issues, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. Reductions in spending on our solutions, delays in purchasing decisions, lack of renewals, and an inability to attract new customers, as well as pressure for extended billing terms or pricing discounts, could limit our ability to grow our business and could negatively affect our operating results and financial condition. Internet search engines could also change their methodologies in ways that adversely affect our ability to optimize our page rankings within their search results. If this occurs, our ability to successfully market our services may be harmed. If we are unable to retain and increase sales of our solutions to existing customers and their agencies or attract new ones for any of the reasons above or for other reasons, our business, financial condition, and results of operations could be adversely affected.
Our revenue is relatively concentrated within a small number of key customers, and the loss of one or more of such key customers could slow the growth rate of our revenue or cause our revenue to decline.
While for the fiscal years ended March 31, 2025, 2024 and 2023, no customer accounted for 10% or more of total revenue, our revenue is relatively concentrated within a small number of key customers. In addition, some of our customers purchase our services indirectly through marketing agencies, some of whom represent a number of customers. The sudden loss of any of our largest customers or the renegotiation of any of our largest customer contracts, either directly or through marketing agencies, could have a significant impact on our revenue, the growth rate of our revenue, our reputation, and our ability to obtain new customers.
In the ordinary course of business, we engage in active discussions and renegotiations with our customers, either directly or through marketing agencies, in respect of the solutions we provide and the terms of our customer agreements, including our fees. As our customers’ businesses respond to market dynamics, financial pressures, tariffs, and regulatory changes or delays impacting their businesses, and as our customers make strategic business decisions regarding how to market their offerings, our customers seek to, and we expect will continue to seek to, amend the terms of their arrangements with us. In the ordinary course, we renegotiate the terms of our agreements with our customers in connection with renewals or extensions of these agreements. These discussions and future discussions could result in reductions to the fees and changes to the scope contemplated by our original customer contracts and consequently could negatively impact our revenue, business, and prospects.
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
We face significant competition across different aspects of our business, and we expect such competition to increase. Our industry and the markets we serve are evolving rapidly and becoming increasingly competitive. Larger and more established companies may focus on our markets and could directly compete with us. Smaller companies could also launch new products and services that compete with us and that could gain market acceptance quickly. We also expect our existing competitors in the markets for Marketing and Hiring Solutions to continue to focus on these areas. A number of these companies may have greater financial, technological, and other resources than we do and greater name recognition and more established distribution networks and relationships with healthcare providers than us, which may enable them to compete more effectively. Specifically, we compete for medical professionals as members against large technology companies that have developed online networking and collaboration tools like LinkedIn, Facebook, Google, and X, in addition to smaller, emerging companies.
We also compete to access marketing, hiring, and information technology budgets of pharmaceutical and health system companies as customers for our Marketing, Hiring, and Workflow Solutions. We compete for customers for our Marketing Solutions with online outlets such as health-related websites and mobile apps, like WebMD’s Medscape, as well as offline organizations that provide marketing and advertising services that enable pharmaceutical manufacturers and health systems to educate medical professionals. We compete for customers for our Hiring Solutions with large and regional staffing companies, job boards, self-service recruiting tools, and medical recruiting firms. We compete for customers for our Workflow Solutions with other providers of various solutions that aim to improve the productivity of the information technology services inside of health systems. This includes providers of communication solutions, such as Zoom Video Communications and Microsoft Teams, and dedicated telehealth services, such as American Well and Teladoc Health. We also compete with providers of scheduling solutions such as QGenda and a number of emerging AI solutions focusing on health care. We also compete for members, customers, and professional organizations in the market for online professional networks which continues to rapidly evolve. Our competitors may announce new products, services, or enhancements that better address changing industry standards or the needs of members and customers, such as mobile access. Any such increased competition could cause pricing pressure, loss of market share, or decreased member engagement, any of which could adversely affect our business and operating results.
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
Product offerings in our Workflow Solutions category, such as telehealth, are immature and volatile, and if these markets do not develop, develop more slowly than we expect, or encounter negative publicity, or if we are not successful in demonstrating and promoting the benefits of our solutions, the growth of our business will be harmed.
The product offerings in our Workflow Solutions category include telehealth, on-call scheduling, and AI-based tools. Each of these areas are relatively new and unproven, and it is uncertain whether these offerings will achieve and sustain high levels of demand, consumer acceptance, and market adoption. The success of our Workflow Solutions will depend to a substantial extent on the willingness of our members to use, and to increase the frequency and extent of their utilization of, our network, as well as on our ability to demonstrate the value of these offerings to employers, health plans, government agencies, and other purchasers of healthcare for beneficiaries. If any of these events do not occur or do not occur quickly, it could have a material adverse effect on our business, financial condition, and results of operations.
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
We are subject to many laws regarding privacy, data protection, and information security and processing; privacy regimes including internal and external policies, representations, publications, frameworks, self-regulatory standards, and industry certification commitments; as well as contractual obligations to third parties related to privacy, data protection, and information security (collectively, “Data Protection Requirements”). We collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, and share sensitive, confidential, and proprietary information in connection with providing our services. The regulatory framework for privacy, data protection, and information security is evolving rapidly, with increasing scrutiny from regulators and consumers. Failure to comply with applicable laws or perceived non-compliance could increase our operational costs, expose us to regulatory actions and penalties, damage our reputation, reduce customer usage of our services, result in litigation, and materially harm our business operations and financial results.
As a "Business Associate" under HIPAA, we face significant penalties for compliance failures, including civil monetary penalties, criminal penalties, and imprisonment. The OCR and DOJ may enforce HIPAA requirements, and state attorneys general can prosecute violations affecting their residents. While HIPAA does not create a private right of action, its standards have been used to establish duty of care in state civil suits. Additionally, HIPAA breaches may trigger specific reporting requirements.
Despite implementing security measures, neither we nor our third-party vendors and subcontractors can guarantee protection against security breaches, acts of vandalism, computer viruses, data loss, or human errors. Under HITECH, we may be liable for privacy and security failures of our subcontractors, and breaches of individually identifiable health information could result in enforcement actions that interrupt our operations and adversely affect our business.
We must also comply with state medical privacy laws, which may be more protective than HIPAA, and federal and state consumer protection laws enforced by the FTC and states' attorneys general. The FTC has increasingly regulated privacy practices through consent decrees, which could require changes to our solutions and policies. California has introduced comprehensive privacy legislation, including the CCPA (effective January 2020) and CPRA (effective January 2023), requiring us to modify data practices and incur compliance costs. The CCPA provides for civil penalties and a private right of action for data breaches, potentially increasing litigation risk and costs. Numerous other states have enacted similar legislation, and other states have proposed (but not yet enacted) similar laws, all of which creates a potential patchwork of overlapping requirements, while the federal government is considering comprehensive privacy legislation.

Beyond legal requirements, we must comply with our internal and external policies, self-regulatory standards, industry certifications (including PCI-DSS and SOC 2), and contractual obligations. Failure to meet these standards could breach customer contracts and damage our reputation. Additionally, our mobile applications must comply with technical and privacy requirements imposed by distribution platforms like Apple and Google, which frequently change and may impact our ability to process personal information.
Our platform utilizes artificial intelligence and machine learning technology to provide services. Several jurisdictions globally have proposed or enacted laws governing AI development and use, which may increase compliance costs, trigger regulatory actions, or require business practice changes. AI models may contain inaccuracies or biases that could adversely impact individuals' rights or access to services. Restrictions on AI use could impact our service offerings, reduce business efficiency, or place us at a competitive disadvantage.
The complex and burdensome nature of these various obligations requires significant resources to ensure compliance, and may fundamentally affect our business activities, policies, and practices, potentially resulting in material harm to our business, financial condition, and results of operations.
If our security measures are compromised now or in the future, or the security, confidentiality, integrity, or availability of our information technology, software, services, communications, or data is compromised, limited, or fails, this could have a material adverse effect on our business, financial condition, and results of operations.
Our platform involves the storage and transmission of sensitive information which include sensitive, confidential and proprietary information. As a result, unauthorized access, security breaches, incidents, or compromises as a result of third-party action (e.g., cyber-attacks), employee error, product defect, malfeasance, or other factors could result in the loss of information, inappropriate use of or access to information, service interruption, service degradation, outages, service level credits, litigation, indemnity obligations, damage to our reputation, and other liability. Our platform also utilizes AI to provide services, and this technology may be susceptible to cybersecurity threats. While we maintain and continue to improve our security measures, we may be unable to adequately anticipate security threats or to implement adequate preventative measures, in part, because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target. Moreover, the detection, prevention, and remediation of known or unknown security vulnerabilities, including those arising from third-parties, is becoming increasingly expensive and may cause us to incur significant costs in the future. We process significant amounts of sensitive information, including protected health information, personal information, data concerning our members, and in some cases, limited amounts of data concerning the patients they treat in connection with our members’ utilization of our network and related services. While we have implemented security measures to protect such data, techniques used to gain unauthorized access to data and systems, disable or degrade service, or sabotage systems are constantly evolving, and we may be unable to anticipate such techniques or implement adequate preventative measures to avoid unauthorized access or other adverse impacts to such data or our systems. We may use third-party service providers and subprocessors to help us deliver services and engage in data processing on our behalf, including, without limitation, the processing of payment card information. If we, our service providers, partners, or other relevant third parties have experienced or in the future experience any security incidents that result in any data loss, deletion or destruction, unauthorized access to, loss of, unauthorized acquisition or disclosure of, or inadvertent exposure of, sensitive information, or compromise related to the security, confidentiality, integrity, or availability of our (or their) information technology, software, services, communications, or data (collectively, a Security Breach), it may result in material harm to our business, including, without limitation, regulatory investigations or enforcement actions, litigation, indemnity obligations, negative publicity, and financial loss.
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
We may be required to expend significant resources, fundamentally change our business activities and practices, or modify our services, software, operations, or information technology in an effort to protect against security breaches, incidents, or compromises and to mitigate, detect, and remediate actual and potential vulnerabilities. Applicable Data Protection Requirements may require us to implement specific security measures or use industry-standard or reasonable measures to protect against security breaches, incidents, or compromises. The recovery systems, security protocols, network protection mechanisms, and other security measures that we (and our third parties) have integrated into our platform, systems, networks, and physical facilities, which are designed to protect against, detect, and minimize security breaches, incidents, or compromises, may not be adequate to prevent or detect service interruption, system failure, or data loss.

Applicable Data Protection Requirements may require us to notify affected individuals, regulators, customers, credit reporting agencies, and others in the event of a security breach, incident, or compromise. Patients about whom we obtain health information, as well as the providers who share this information with us, may have statutory or contractual rights that limit our ability to use and disclose the information. We may be required to expend significant capital and other resources to ensure ongoing compliance with applicable Data Protection Requirements. Claims that we have violated individuals’ privacy rights or breached any Data Protection Requirements, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.
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
As of March 31, 2025, we accumulated $4.2 million of state net operating loss carryforwards, or NOLs, to reduce future taxable income, portions of which will begin to expire in 2042. Under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other tax attributes, including R&D tax credits, to offset its post-change income or taxes may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5 percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Based on an assessment of our historical ownership changes through March 31, 2025, we do not anticipate a current limitation on the tax attributes. Our ability to use NOLs and other tax attributes to reduce future taxable income and liabilities may be subject to limitations as a result of ownership changes that may occur in the future.
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
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features and tools or enhance our existing solutions, improve our operating infrastructure, or acquire complementary businesses and technologies. Accordingly, we have engaged and may continue to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our Class A common stock. Any debt financing we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Further, our ability to raise additional capital may be adversely impacted by worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and current and future military conflicts and wars around the world including related sanctions and tariffs and trade protection measures. There can be no assurance that deterioration in credit and financial markets and loss of confidence in economic conditions will not occur. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our solutions and our ability to raise additional capital when needed on acceptable terms, if at all. If the equity and credit markets deteriorate, it may make any necessary financing more difficult, more costly, and more dilutive. Volatility in capital markets and lower market prices for many securities may, among other things, affect our ability to access new capital on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.
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
Additionally, as an example, on August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022, which includes changes to the U.S. corporate income tax system, including a 15% minimum tax based on “adjusted financial statement income” for certain large corporations which became effective in fiscal 2024 and a 1% excise tax on share repurchases after December 31, 2022. We are accruing excise tax on net share repurchases as applicable.
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
There is an increasing focus from regulators, certain investors, and other stakeholders concerning matters relating to environmental social and governance factors, or ESG, both in the United States and internationally, including an increase in anti-ESG sentiment. We communicate certain ESG-related initiatives and/or commitments regarding environmental matters, diversity, and other matters on our website and elsewhere. These initiatives or commitments could be difficult or costly to achieve. We could be criticized for achieving, fail to achieve, or be perceived to fail to achieve, our ESG-related initiatives or commitments. In addition, we could be criticized for the timing, scope or nature of these activities, or for any revisions to them. To the extent that our disclosures about ESG matters increase, we could be criticized for the content, accuracy, adequacy, or completeness of such disclosures. Our actual or perceived progress in our ESG-related initiatives or commitments could negatively impact our reputation, result in ESG-focused investors not purchasing and holding our stock, or otherwise materially harm our business.
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
As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. We are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting, and an independent registered public accounting firm must also issue a report on the effectiveness of our internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act. Our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could harm our business, results of operations, and financial condition and could cause a decline in the market price of our Class A common stock.
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
Healthcare laws and regulations are rapidly evolving and may change significantly in the future, which could adversely affect our financial condition and results of operations. Certain regulatory changes that have occurred in response to the COVID-19 pandemic created opportunities for us. For example, many states expanded Medicaid and commercial coverage for telehealth, in many cases at parity with in-person services. A number of these regulatory changes have remained in place beyond the formal conclusion of COVID-19 as a public health emergency. However, it cannot be determined how long these measures will stay in place and to the extent that states do not maintain this reimbursement parity, this could lower usage of our network. In addition, the Office of Civil Rights, or OCR, had announced that they would not impose penalties for noncompliance with the regulatory requirements under the HIPAA Rules for covered healthcare providers in connection with good faith provision of telehealth during the COVID-19 nationwide public health emergency. With the formal conclusion of the public health emergency designation, the OCR likewise ended its lifting of enforcement activity, and the resumption of OCR enforcement activity could negatively impact usage on our network.
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
Further, we cannot predict the likelihood, nature, or extent of health reform initiatives that may arise from future legislation or administrative action, particularly following any changes in the policies of the Presidential administration. The introduction of new solutions may require us to comply with additional, yet undetermined, laws and regulations.
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
•sales of large blocks of our Class A common stock, including sales by certain affiliates of Jeff Tangney or our executive officers and directors;
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including our executive officers and directors and their affiliates, together hold approximately 79% of the voting power of our outstanding capital stock as of March 31, 2025. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively will continue to control a substantial majority of the combined voting power of our common stock and therefore, assuming no material sales of such shares, will be able to control all matters submitted to our stockholders for approval until ten years from the date the Company filed its final prospectus with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, or the Securities Act, on June 25, 2021, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders. Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning purposes. The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. If, for example, our executive officers (including our Chief Executive Officer), employees, directors and their affiliates retain a significant portion of their holdings of Class B common stock for an extended period of time, they could, in the future, continue to control a majority of the combined voting power of our Class A common stock and Class B common stock.
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
•our dual class common stock structure, which provides certain affiliates of Jeff Tangney, individually or together, with the ability to significantly influence the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the shares of our outstanding Class A common stock and Class B common stock;
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
We could be subject to further securities class action litigation.
In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. We have recently been subject to this type of litigation; see “Item 3. Legal Proceedings”. Actions such as this, and other similar litigation, could result in substantial costs and a diversion of management’s attention and resources, which could have a material adverse effect on our business, financial condition or results of operations.
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
Governance Related to Cybersecurity Risks
Our Chief Technology Officer, with over 15 years of experience in software development and security architecture, is responsible for the establishment and maintenance of our cybersecurity risk management processes, including the day-to-day oversight of the assessment and management of cybersecurity risks. Our Chief Technology Officer provides reports to and meets periodically with our General Counsel to discuss and review our information security and cybersecurity risk management processes.
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

Item 3. Legal Proceedings
Beginning in April 2024, the Company and certain of our directors and officers have been named in lawsuits in the United States District Court for the Northern District of California. The first lawsuit is captioned In re Doximity, Inc. Securities Litigation, No. 5:24-cv-02281 (N.D. Cal.). The operative complaint brings securities law claims on behalf of a putative class of our investors from June 24, 2021 and August 8, 2023 against the Company and our CEO related to our disclosure of user count and engagement rates. Three shareholder derivative lawsuits have also been filed. Two are consolidated under the caption In re Doximity, Inc. Stockholder Derivative Litigation, No. 5:24-cv-02801 (N.D. Cal.). A third derivative lawsuit is captioned Guttman v. Tangney, et al,. 1:24-cv-01387 (D. Del). The complaints assert claims for, among other things, violations of securities law, breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste against certain of our directors and officers on a similar basis to the securities lawsuit. The securities lawsuit is currently proceeding in the discovery phase. Other similar lawsuits or proceedings may be initiated in the future. The defendants intend to defend vigorously against these actions.
For further discussion around our legal proceedings, please refer to Note 14—Commitments and Contingencies included in Part II, Item 8 of this Annual Report on Form 10-K.
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
Holders of Record
As of May 13, 2025, there were 615 stockholders of record of our Class A common stock and 41 stockholders of record for our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
Recent Sales of Unregistered Equity Securities
On January 3, 2025, the Company issued 35,833 shares of Class A common stock upon the exercise of the warrant issued to U.S. News & World Report, L.P. in June 2021, at an exercise price of $12.56 per share and aggregate consideration of $450,062.
On February 11, 2025, the Company issued 70,000 shares of Class A common stock upon the exercise of options outside of the Plan, at an exercise price of $0.97 per share and aggregate consideration of $67,900.
Issuer Purchases of Equity Securities
The following table presents information with respect to the repurchases of our Class A common stock during the three months ended March 31, 2025:

Period	Total Number of Shares Repurchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
January 1 - 31, 2025	183,669	$53.59	183,669	$440,956
February 1 - 28, 2025	21,454	$60.41	21,454	$439,660
March 1 - 31, 2025	253,999	$61.59	253,999	$424,016
Total	459,122		459,122
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
The graph below shows the cumulative total return to our stockholders between June 24, 2021 (the date that our Class A common stock commenced trading on the NYSE) through March 31, 2025 in comparison to the S&P 500 Index and the S&P 500 Information Technology Index. The graph assumes (i) that $100 was invested in each of our Class A common stock, the S&P 500 Index, and the S&P 500 Information Technology Index at their respective closing prices on June 24, 2021 and (ii) reinvestment of gross dividends. The stock price performance shown in the graph represents past performance and should not be considered an indication of future stock price performance.

Comparison of Cumulative Total Return
200
150
100
50
0
06/24/21
06/30/21
09/30/21
12/31/21
03/31/22
06/30/22
09/30/22
12/31/22
03/31/23
06/30/23
09/30/23
12/31/23
03/31/24
06/30/24
09/30/24
12/31/24
03/31/25
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
A discussion regarding our financial condition and results of operations for the fiscal year ended March 31, 2025 compared to the fiscal year ended March 31, 2024 is presented below. A discussion regarding our financial condition and results of operations for the fiscal year ended March 31, 2024 compared to the fiscal year ended March 31, 2023 can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024 and filed with the SEC on May 23, 2024.
Overview
We are the leading digital platform for U.S. medical professionals, as measured by the number of members. Our members include more than 80% of U.S. physicians, spanning all 50 states and every medical specialty.
Our mission is to help every physician be more productive and provide better care for their patients. We are physicians-first, putting technology to work for doctors instead of the other way around. That guiding principle has enabled Doximity to become an essential and trusted professional platform for physicians and their colleagues. Doximity puts modern software in the hands of physicians and other medical professionals. We provide our members with digital tools specifically built for medicine, enabling our members to collaborate with colleagues, stay up to date with the latest medical news and research, manage their careers and on-call schedules, streamline documentation and administrative paperwork, and conduct virtual patient visits.
At the core of our platform is the largest medical professional network in the nation, which creates proximity within our community of doctors and other medical professionals. Verified members can search and connect with colleagues and specialists, which allows them to better coordinate patient care and streamline referrals. Our newsfeed addresses the ever increasing sub-specialization of medical expertise and volume of medical research by delivering news and information that is relevant to each physician's clinical practice. We also support physicians in their day-to-day practice of medicine with mobile-friendly and easy-to-use workflow tools such as voice and video dialer, secure messaging, digital faxing, and our AI-powered workflow tools. Our business model is designed to both respect and support physicians while driving value for our customers through our Marketing, Hiring, and Workflow Solutions. Our revenue-generating customers, primarily pharmaceutical manufacturers and health systems, have access to a suite of commercial solutions that benefit from broad physician usage.
Our business model has delivered high revenue growth at scale with profitability. For the fiscal years ended March 31, 2025, 2024 and 2023, we recognized revenue of $570.4 million, $475.4 million, and $419.1 million, respectively, representing year-over-year growth rates of 20% and 13%, respectively. Our net income was $223.2 million, $147.6 million, and $112.8 million for the fiscal years ended March 31, 2025, 2024, and 2023, respectively. For the fiscal years ended March 31, 2025, 2024 and 2023, we generated adjusted EBITDA of $313.8 million, $230.5 million, and $184.0 million, respectively. We have accomplished this while focusing on our core mission to help every physician be more productive and provide better care for their patients.
Key Business and Financial Metrics
We monitor a number of key business and financial metrics to assess the health and success of our business, including:
Customers with Trailing 12-Month Subscription Revenue Greater than $500,000. The number of customers with trailing 12-month, or TTM subscription revenue greater than $500,000 is a key indicator of the scale of our business, and is calculated by counting the number of customers that contributed more than $500,000 in subscription revenue in the TTM period. Our customer count is subject to adjustments for acquisitions, consolidations, spin-offs, and other market activity, and we present our total customer count for historical periods reflecting these adjustments.

The number of customers with at least $500,000 of revenue has grown steadily in recent years as we have engaged new customers and expanded within existing ones. This cohort of customers accounted for approximately 84% of our revenue in fiscal 2025.

	March 31,
	2025	2024	2023
Number of customers with at least $500,000 of revenue	116	99	81
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

	March 31,
	2025	2024	2023
Net revenue retention rate	119%	114%	117%

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
•Integrated and other subscriptions that are not tied to a single module per month but allow customers to utilize a given module or combination of modules during the subscription period, subject to limits on the total number of modules launched in a given period of time, active at any given time, and members targeted.
For these subscription-based contractual arrangements, pricing is based on the number and composition of the targeted Doximity members, and on the specific modules purchased. We recognize revenue over time as control of the service is transferred to the customer.
Hiring and Workflow Solutions. We provide Hiring Solutions customers access to our platform which enables them to post job openings or deliver a fixed number of monthly messages to our network of medical professionals. We offer Workflow Solutions customers access to telehealth tools, on-call scheduling, and our AI writing assistant during the subscription period. Hiring and Workflow Solutions contracts are noncancelable and customers are billed in annual, quarterly, or monthly installments in advance of the service period, and revenue is recognized ratably over the contractual term.
We also generate revenue from temporary and permanent medical recruiting services which we charge on an hourly-fee, and retainer and placement-fee basis, respectively. For the fiscal years ended March 31, 2025, 2024, and 2023, the revenue from temporary and permanent medical recruiting services was not significant to our total revenue.
Cost of Revenue
Cost of revenue is primarily comprised of expenses related to cloud hosting, personnel-related expenses for our customer success team, costs for third-party platform access, information technology, software subscription costs, contractors, and other services used in connection with the delivery and support of our platform. Our cost of revenue also includes the amortization of internal-use software development costs, editorial and other content-related expenses, and allocated overhead. Cost of revenue is driven by the growth of our member network and utilization of our workflow tools. We intend to continue to invest additional resources in our cloud infrastructure and our customer support organizations to support the growth of our business.

Gross Profit and Gross Margin
Gross profit is total revenue less total cost of revenue. Gross margin is gross profit expressed as a percentage of total revenue. Gross profit and gross margin has been and will continue to be affected by a number of factors, including the timing of our acquisition of new customers and sales of additional solutions to existing customers, the timing and extent of our investments in our operations, cloud hosting costs, growth in our customer success team, and the timing of internal-use software development costs amortization. We expect our gross margin to remain relatively steady over the near term, although our quarterly gross margin is expected to fluctuate from period to period depending on the interplay of these and other factors.
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, general and administrative, and restructuring and impairment charges.
Research and Development
Research and development expense is primarily comprised of personnel-related expenses associated with our engineering and product teams who are responsible for building new products and improving existing products. Research and development expense also includes costs for information technology, software-related costs, contractors, third-party services, and allocated overhead. Other than internal-use software development costs that qualify for capitalization, research and development costs are expensed as incurred. We expect research and development expenses will increase on an absolute dollar basis as we continue to grow our platform and product offerings.
Sales and Marketing
Sales and marketing expense is primarily comprised of personnel-related expenses, sales incentive compensation, advertising costs, travel, and other event expenses. Sales and marketing expense also includes costs for information technology, software-related costs, contractors, third-party services, allocated overhead, intangible assets amortization, and change in fair value of contingent earn-out consideration liability. We capitalize sales incentive compensation that is considered to be an incremental and recoverable cost of obtaining a contract with a customer. These sales incentive compensation costs are amortized over the period of benefit. We expect sales and marketing expense to increase and to be our largest expense on an absolute basis.
General and Administrative
General and administrative expense is primarily comprised of personnel-related expenses associated with our executive, finance, legal, human resources, information technology, and facilities employees. General and administrative expense includes fees for third-party legal and accounting services, insurance expense, information technology, software-related costs, and allocated overhead. We expect that general and administrative expense will increase on an absolute dollar basis as we incur compliance costs associated with being a publicly-traded company, including legal, audit, and consulting fees.
Restructuring and Impairment Charges
Restructuring expenses primarily consist of severance payments, employee benefits, and stock-based compensation in relation to the modification of equity awards associated with the management-approved plan. One-time employee termination benefits are recognized at the time of communication of the terms of the plan to the employees, unless future service is required, in which case the costs are recognized over the future service period. Impairment charges primarily include impairment of right-of-use assets and other property and equipment recognized upon the execution of a sublease for a portion of our office space.
Other Income, Net
Other income, net consists primarily of interest income earned on our cash equivalents and marketable securities.
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in U.S. federal, state, and local jurisdictions in which we conduct business. We continue to maintain a valuation allowance related to specific net deferred tax assets where it is not more likely than not that the deferred tax assets will be realized, which includes Arizona research and development credits and capital loss carryforwards. Our effective income tax rate generally differs from the U.S. statutory tax rate of 21.0% primarily due to U.S. federal and state research and development tax credits, stock-based compensation related tax benefits, and state income taxes.

Results of Operations
The following tables set forth our consolidated results of operations data and such data as a percentage of revenue for the periods presented.

	Fiscal Year Ended March 31,
	2025	2024	2023
	(in thousands)
Revenue	$570,399	$475,422	$419,052
Cost of revenue(1)	55,874	50,669	53,490
Gross profit	514,525	424,753	365,562
Operating expenses:
Research and development(1)	93,038	81,983	80,186
Sales and marketing(1)	145,713	133,129	123,523
General and administrative(1)	45,670	37,827	36,745
Restructuring and impairment charges(1)	2,304	7,936	—
Total operating expenses	286,725	260,875	240,454
Income from operations	227,800	163,878	125,108
Other income, net	35,774	21,324	8,048
Income before income taxes	263,574	185,202	133,156
Provision for income taxes	40,389	37,620	20,338
Net income	$223,185	$147,582	$112,818
_______________
(1)Cost of revenue and operating expenses include stock-based compensation expense as follows:

	Fiscal Year Ended March 31,
	2025	2024	2023
	(in thousands)
Cost of revenue	$11,001	$9,479	$9,634
Research and development	19,394	11,978	12,583
Sales and marketing	26,323	16,857	16,939
General and administrative	15,668	9,116	8,678
Restructuring	—	3,646	—
Total stock-based compensation expense	$72,386	$51,076	$47,834

	Fiscal Year Ended March 31,
	2025	2024	2023
	(percentages of revenue)
Revenue	100%	100%	100%
Cost of revenue	10	11	13
Gross profit	90	89	87
Operating expenses:
Research and development	16	17	19
Sales and marketing	26	28	29
General and administrative	8	8	9
Restructuring and impairment charges	—	2	—
Total operating expenses	50	55	57
Income from operations	40	34	30
Other income, net	6	5	2
Income before income taxes	46	39	32
Provision for income taxes	7	8	5
Net income	39%	31%	27%

Comparison of the Fiscal Years Ended March 31, 2025 and 2024.
Revenue

	Fiscal Year Ended March 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Revenue	$570,399	$475,422	$94,977	20%
Revenue for the fiscal year ended March 31, 2025 increased $95.0 million as compared to the fiscal year ended 2024. The increase was primarily driven by a $93.7 million increase in subscription revenue. Of the increase in subscription revenue, $10.4 million was driven by the addition of new subscription customers1 and $83.3 million was due to the expansion of existing customers. The expansion of existing customers was primarily driven by average revenue per existing Marketing Solutions customer increasing by 22% as a result of adding new and growing existing brands and service lines. Approximately 95% of our revenue for the fiscal year ended March 31, 2025 was derived from subscription customers.
Cost of revenue, gross profit, and gross margin

	Fiscal Year Ended March 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Cost of revenue	$55,874	$50,669	$5,205	10%
Gross profit	$514,525	$424,753	$89,772	21%
Gross margin	90%	89%
Cost of revenue for the fiscal year ended March 31, 2025 increased $5.2 million as compared to the fiscal year ended 2024, primarily driven by a $1.9 million increase in third-party costs in connection with the delivery of our services, a $1.5 million increase in stock-based compensation as a result of new awards granted to existing employees, a $1.0 million increase in third-party software costs to support revenue growth, and a $0.8 million increase in amortization of internally developed software.
The gross margin for the fiscal year ended March 31, 2025 increased due to growth in our revenue outpacing the growth in our cost of revenue.
Operating Expenses
Research and development

	Fiscal Year Ended March 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Research and development	$93,038	$81,983	$11,055	13%
Research and development expense for the fiscal year ended March 31, 2025 increased $11.1 million as compared to the fiscal year ended 2024, primarily driven by an $8.2 million increase in stock-based compensation as a result of new awards granted to new hires and existing employees, a $2.2 million increase in personnel costs as a result of merit increases, a $1.1 million increase in third-party contractor costs, and a $0.8 million increase in employee events and travel-related expenses. These increases were partially offset by a $1.6 million increase in capitalization of internally-developed software costs.
Sales and marketing

	Fiscal Year Ended March 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Sales and marketing	$145,713	$133,129	$12,584	9%
Sales and marketing expense for the fiscal year ended March 31, 2025 increased $12.6 million as compared to the fiscal year ended 2024, primarily driven by a $9.5 million increase in stock-based compensation as a result of new awards granted to new hires and existing employees, a $2.5 million increase in sales incentive compensation due to an increase in bookings, and a
1 We define new subscription customers as revenue generating subscription customers in the current fiscal period who did not contribute any revenue for the same period in the prior fiscal year.

$2.3 million increase in marketing activities. These increases were partially offset by a $1.8 million decrease in personnel costs due to a reduction in average headcount.
General and administrative

	Fiscal Year Ended March 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
General and administrative	$45,670	$37,827	$7,843	21%
General and administrative expense for the fiscal year ended March 31, 2025 increased $7.8 million as compared to the fiscal year ended 2024, primarily driven by a $6.6 million increase in stock-based compensation as a result of new awards granted to existing employees. The remaining increase was primarily due to an increase in personnel costs due to merit increases.
Restructuring and impairment charges

	Fiscal Year Ended March 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Restructuring and impairment charges	$2,304	$7,936	$(5,632)	(71)%
During the fiscal year ended March 31, 2025, the Company executed a sublease for its Curative office space in Irving, Texas, which resulted in a $2.3 million impairment charge for the subleased asset group.
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
Other income, net

	Fiscal Year Ended March 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Other income, net	$35,774	$21,324	$14,450	68%
Other income, net for the fiscal year ended March 31, 2025 increased $14.5 million as compared to the fiscal year ended 2024, primarily driven by increases in interest income due to higher yields earned on our cash equivalents and marketable securities portfolio and a higher average portfolio balance.
Provision for income taxes

	Fiscal Year Ended March 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Provision for income taxes	$40,389	$37,620	$2,769	7%
Income tax expense for the fiscal year ended March 31, 2025 increased $2.8 million as compared to the fiscal year ended 2024, primarily driven by higher income before taxes, offset by tax deductions from stock award activities.
Liquidity and Capital Resources
Since inception, we have financed operations primarily through proceeds received from sales of equity securities and payments received from our customers. As of March 31, 2025, our principal sources of liquidity were cash and cash equivalents and marketable securities of $915.7 million. Our marketable securities consist of U.S. government and agency securities, corporate notes and bonds, and commercial paper.
Prior to March 31, 2024, the Company’s board of directors authorized various programs to repurchase up to $410 million of the Company’s Class A common stock. Under these programs, the Company repurchased and retired 16,480,514 shares of Class A common stock. All of these programs were completed as of April 2024.

On May 1, 2024 the Company’s board of directors authorized a program to repurchase up to $500 million of the Company’s Class A common stock with no expiration date. As of March 31, 2025, the Company repurchased and retired 1,875,226 shares of Class A common stock under this program for an aggregate purchase price of $76.0 million and $424.0 million remained available and authorized for repurchase.
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
Effective January 1, 2023, the Company’s share repurchases in excess of allowable share issuances are subject to a 1% excise tax as a result of the Inflation Reduction Act of 2022. As of March 31, 2024 the Company had accrued excise taxes of $1.5 million, all of which were paid during fiscal 2025. As of March 31, 2025, the Company had no accrued excise taxes.
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
Cash Flows

	Fiscal Year Ended March 31,
	2025	2024	2023
	(in thousands)
Net cash provided by operating activities	$273,265	$184,096	$179,602
Net cash provided by (used in) investing activities	$(29,298)	$31,186	$(59,923)
Net cash used in financing activities	$(131,138)	$(276,524)	$(74,461)
Net cash provided by operating activities
Cash provided by operating activities was $273.3 million for the fiscal year ended March 31, 2025. This consisted of net income of $223.2 million, adjusted for non-cash items of $74.2 million and a net outflow from operating assets and liabilities of $24.1 million. Non-cash items primarily consisted of stock-based compensation expense of $72.4 million, depreciation and amortization expense of $10.7 million, amortization of deferred contract costs of $10.0 million, non-cash lease expense of $1.8 million, and impairment of long-lived assets of $2.3 million, partially offset by deferred income taxes of $11.6 million and accretion of discount on marketable securities of $11.7 million. The net outflow from operating assets and liabilities was driven by a $27.2 million increase in accounts receivable due to the timing of billings and collections, a $12.1 million increase in deferred contract costs due to increased sales activity, and a $2.1 million decrease in operating lease liabilities. These outflows were partially offset by a $15.2 million increase in deferred revenue due to billing outpacing revenue recognition, and a $2.8 million decrease in prepaid expenses and other assets. During the fiscal years ended March 31, 2025 and 2024, the Company made $55.7 million and $51.3 million, respectively, in payments for taxes. The increase in cash paid for income taxes was partially related to the Tax Cuts and Jobs Act of 2017, which eliminated the option to deduct research and development expenditures and required taxpayers to capitalize and amortize them over five or fifteen years. The requirement may also reduce our cash flows from operating activities in future periods, the amounts and specific periods of which we are unable to estimate at this time.

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
Net cash provided by (used in) investing activities
Cash used in investing activities was $29.3 million for the fiscal year ended March 31, 2025, which primarily consisted of $675.6 million of marketable securities purchases and $6.5 million for internal-use software development costs. These outflows were partially offset by proceeds from the maturities of marketable securities of $635.4 million and proceeds from the sale of marketable securities of $17.4 million.
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
Net cash used in financing activities
Cash used in financing activities was $131.1 million for the fiscal year ended March 31, 2025, which primarily consisted of common stock repurchases of $120.3 million, $27.2 million of taxes paid related to the net share settlement of equity awards, $5.5 million of payments for contingent consideration related to the AMiON acquisition, and $1.5 million of excise tax payments. These payments were partially offset by $19.7 million of proceeds from the exercise of stock options and common stock warrants and $3.6 million of proceeds from the issuance of common stock related to the employee stock purchase plan.
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
Adjusted EBITDA
We define adjusted EBITDA as net income before interest, income taxes, depreciation, and amortization, and as further adjusted for acquisition and other related expenses, stock-based compensation expense, restructuring and impairment charges, change in fair value of contingent earn-out consideration liability, and other income, net. Net income margin represents net income as a percentage of revenue and adjusted EBITDA margin represents adjusted EBITDA as a percentage of revenue.
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

The following table presents a reconciliation of net income to adjusted EBITDA, adjusted EBITDA margin, and net income margin (in thousands, except percentages):

	Fiscal Year Ended March 31,
	2025	2024	2023
Net income	$223,185	$147,582	$112,818
Adjusted to exclude the following:
Acquisition and other related expenses	—	—	30
Stock-based compensation	72,386	47,430	47,834
Depreciation and amortization	10,659	10,265	10,283
Provision for income taxes	40,389	37,620	20,338
Restructuring and impairment charges	2,304	7,936	—
Change in fair value of contingent earn-out consideration liability	680	951	728
Other income, net	(35,774)	(21,324)	(8,048)
Adjusted EBITDA	$313,829	$230,460	$183,983

Revenue	$570,399	$475,422	$419,052
Net income margin	39%	31%	27%
Adjusted EBITDA margin	55%	48%	44%
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
The following table presents a reconciliation of our free cash flow to the most comparable GAAP measure, net cash provided by operating activities, for each of the periods indicated (in thousands):

	Fiscal Year Ended March 31,
	2025	2024	2023
Net cash provided by operating activities	$273,265	$184,096	$179,602
Purchases of property and equipment	—	(147)	(1,701)
Internal-use software development costs	(6,525)	(5,654)	(4,483)
Free cash flow	$266,740	$178,295	$173,418
Other cash flow components:
Net cash provided by (used in) investing activities	$(29,298)	$31,186	$(59,923)
Net cash used in financing activities	$(131,138)	$(276,524)	$(74,461)

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
Marketing Solutions customers may also purchase integrated and other subscriptions for a fixed fee that are not tied to a single module per month but allow customers to utilize a given module or combination of modules during the subscription period subject to limits on the total number of modules launched in a given period of time, active at any given time, and members targeted. These represent stand-ready obligations in that the delivery of the underlying sponsored content is within the control of the customer and the extent of use in any given period does not diminish the remaining services. For these subscriptions, we record revenue ratably over the subscription period commencing with either the beginning of the subscription term or first launch.
Stock-Based Compensation
Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense in the consolidated statements of operations over the requisite service period, which is generally the vesting period of the respective award.
Determining the grant-date fair value of stock options, warrants, and purchase rights under the employee stock purchase plan, or ESPP, requires judgment. We estimate the fair value of restricted stock units, or RSUs, at our stock price on the grant date. We use the Black-Scholes option-pricing model to determine the fair value of stock options, warrants, and ESPP rights. The determination of the grant-date fair value using the Black-Scholes model is affected by the fair value of our common stock and assumptions regarding a number of other complex and subjective variables. These assumptions include the expected term of the award, the expected stock price volatility over the expected term of the award, the risk-free interest rate for the expected term of the award, and expected dividends.
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
Interest Rate Risk
Our cash and cash equivalents and marketable securities primarily consist of cash on hand and highly liquid investments in money market funds, corporate notes and bonds, commercial paper, and U.S. government and agency securities. As of March 31, 2025 and 2024, we had cash and cash equivalents of $209.6 million and $96.8 million and marketable securities of $706.1 million and $666.1 million, respectively. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair value of our investments. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates.
A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $5.4 million and $3.4 million, respectively, in the market value of our cash equivalents and marketable securities as of March 31, 2025 and March 31, 2024. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investments caused by a change in interest rates are recorded in other comprehensive income and are realized in net income only if we sell the underlying securities.
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Doximity, Inc. and subsidiaries (the "Company") as of March 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended March 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 20, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue Recognition–Subscriptions–Refer to Notes 2 and 3 to the Financial Statements
Critical Audit Matter Description
The Company enters into Marketing Solutions subscription revenue contracts to host customer-sponsored content on the Company platform and provide access to the Company’s professional database of healthcare professionals for referral or marketing purposes during the subscription period. These contracts are in the form of (i) module-specific subscriptions, for which revenue recognition commences when the first content for the specific module is launched on the platform for the initial monthly period, and is recognized over time as each subsequent content period is delivered and (ii) integrated and other Marketing Solutions subscriptions, for which the Company’s obligation is to stand-ready throughout the subscription period; for these subscriptions, the Company records revenue ratably over the subscription period commencing with either the beginning of the subscription term or first launch. Management identifies and evaluates performance obligations in its Marketing Solutions subscription revenue contracts pursuant to accounting principles generally accepted in the United States of America in order to determine the pattern of revenue recognition. The evaluation of performance obligations can require significant judgment in certain contracts and could change the amount of revenue recognized in a given period.
We identified the evaluation of performance obligations in certain Marketing Solutions subscription revenue contracts as a critical audit matter because of the significant judgment management makes in evaluating such contracts and the impact of such judgment on the amount of revenue recognized in a particular period. This required a high degree of auditor judgment and an increased extent of testing.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company's identification and evaluation of the performance obligations within certain Marketing Solutions subscription revenue contracts and the resulting impact on the pattern of revenue recognition included the following, among others:
•We assessed management’s significant accounting policies related to revenue recognition for compliance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers.
•We tested the design and operating effectiveness of controls over certain Marketing Solutions subscription revenue contracts, including those over the review of contract terms and including the identification and evaluation of performance obligations and the pattern of revenue recognition.
•We selected a sample of certain Marketing Solutions subscription revenue contracts and performed the following:
◦Obtained and read the related contract documents and evaluated whether management had properly identified and evaluated the performance obligations and the pattern of revenue recognition.
◦Assessed management’s evaluation of the impact of the performance obligations on the pattern of revenue recognition.

/s/ Deloitte & Touche LLP
San Francisco, California
May 20, 2025

We have served as the Company's auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Doximity, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Doximity Inc. and subsidiaries (the “Company”) as of March 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2025, of the Company and our report dated May 20, 2025 expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
San Francisco, California
May 20, 2025

DOXIMITY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	As of March 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$209,614	$96,785
Marketable securities	706,050	666,115
Accounts receivable, net of allowance for doubtful accounts of $1,937 and $1,893 as of March 31, 2025 and 2024, respectively	128,354	101,332
Prepaid expenses and other current assets	44,602	48,709
Total current assets	1,088,620	912,941
Property and equipment, net	13,656	12,318
Deferred income tax assets	60,014	45,068
Operating lease right-of-use assets	8,886	12,332
Intangible assets, net	23,072	27,317
Goodwill	67,940	67,940
Other assets	2,121	1,458
Total assets	$1,264,309	$1,079,374
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,356	$2,253
Accrued expenses and other current liabilities	38,405	43,703
Deferred revenue, current	114,285	99,145
Operating lease liabilities, current	2,211	2,149
Total current liabilities	156,257	147,250
Deferred revenue, non-current	280	211
Operating lease liabilities, non-current	10,185	12,397
Contingent earn-out consideration liability, non-current	5,579	10,895
Other liabilities, non-current	9,383	7,224
Total liabilities	181,684	177,977
Commitments and contingencies (Note 14)
Stockholders’ Equity
Preferred stock, $0.001 par value; 100,000 shares authorized as of March 31, 2025 and 2024, respectively; zero shares issued and outstanding as of March 31, 2025 and 2024, respectively	—	—
Class A and Class B common stock, $0.001 par value; 1,500,000 shares authorized as of March 31, 2025 and 2024, respectively; 188,875 and 186,562 shares issued and outstanding as of March 31, 2025 and 2024, respectively	189	187
Additional paid-in capital	894,225	823,885
Accumulated other comprehensive income (loss)	1,323	(2,664)
Retained earnings	186,888	79,989
Total stockholders' equity	1,082,625	901,397
Total liabilities and stockholders’ equity	$1,264,309	$1,079,374
The accompanying notes are an integral part of these consolidated financial statements.

DOXIMITY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal Year Ended March 31,
	2025	2024	2023
Revenue	$570,399	$475,422	$419,052
Cost of revenue	55,874	50,669	53,490
Gross profit	514,525	424,753	365,562
Operating expenses:
Research and development	93,038	81,983	80,186
Sales and marketing	145,713	133,129	123,523
General and administrative	45,670	37,827	36,745
Restructuring and impairment charges	2,304	7,936	—
Total operating expenses	286,725	260,875	240,454
Income from operations	227,800	163,878	125,108
Other income, net	35,774	21,324	8,048
Income before income taxes	263,574	185,202	133,156
Provision for income taxes	40,389	37,620	20,338
Net income	$223,185	$147,582	$112,818
Net income per share attributable to Class A and Class B common stockholders:
Basic	$1.19	$0.78	$0.58
Diluted	$1.11	$0.72	$0.53
Weighted-average shares used in computing net income per share attributable to Class A and Class B common stockholders:
Basic	186,841	190,172	193,176
Diluted	201,208	205,734	213,425
The accompanying notes are an integral part of these consolidated financial statements.

DOXIMITY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Year Ended March 31,
	2025	2024	2023
Net income	$223,185	$147,582	$112,818
Other comprehensive income
Change in unrealized gain on available-for-sale-securities, net of tax provision of $1,344, $3,874, and $425, respectively	3,987	11,419	1,211
Comprehensive income	$227,172	$159,001	$114,029
The accompanying notes are an integral part of these consolidated financial statements.

DOXIMITY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Stockholders' Equity
	Shares	Amount
Balance as of March 31, 2022	192,398	$192	$702,589	$(15,294)	$191,107	$878,594
Stock-based compensation	—	—	43,343	—	—	43,343
Exercise of stock options and common stock warrants	3,842	4	9,925	—	—	9,929
Vesting of restricted stock units, net of shares withheld for employee taxes	223	—	—	—	—	—
Tax withholding on shares under stock-based compensation awards	—	—	(3,822)	—	—	(3,822)
Repurchase and retirement of common stock	(2,675)	(2)	—	—	(86,070)	(86,072)
Common stock warrant expense	—	—	5,356	—	—	5,356
Issuance of common stock in connection with the employee stock purchase plan	153	—	4,759	—	—	4,759
Other comprehensive income	—	—	—	1,211	—	1,211
Net income	—	—	—	—	112,818	112,818
Balance as of March 31, 2023	193,941	$194	$762,150	$(14,083)	$217,855	$966,116
Stock-based compensation	—	—	46,788	—	—	46,788
Exercise of stock options and common stock warrants	4,144	4	12,888	—	—	12,892
Vesting of restricted stock units, net of shares withheld for employee taxes	532	1	(1)	—	—	—
Tax withholding on shares under stock-based compensation awards	—	—	(6,756)	—	—	(6,756)
Repurchase and retirement of common stock, including excise tax	(12,235)	(12)	—	—	(285,448)	(285,460)
Common stock warrant expense	—	—	5,370	—	—	5,370
Issuance of common stock in connection with the employee stock purchase plan	180	—	3,446	—	—	3,446
Other comprehensive income	—	—	—	11,419	—	11,419
Net income	—	—	—	—	147,582	147,582
Balance as of March 31, 2024	186,562	$187	$823,885	$(2,664)	$79,989	$901,397

DOXIMITY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Stockholders' Equity
	Shares	Amount
Balance as of March 31, 2024	186,562	$187	$823,885	$(2,664)	$79,989	$901,397
Stock-based compensation	—	—	68,872	—	—	68,872
Exercise of stock options and common stock warrants	4,576	4	19,728	—	—	19,732
Vesting of restricted stock units, net of shares withheld for employee taxes	1,058	—	—	—	—	—
Tax withholding on shares under stock-based compensation awards	—	—	(27,185)	—	—	(27,185)
Repurchase and retirement of common stock, including excise tax	(3,447)	(2)	—	—	(116,286)	(116,288)
Common stock warrant expense	—	—	5,356	—	—	5,356
Issuance of common stock in connection with the employee stock purchase plan	126	—	3,569	—	—	3,569
Other comprehensive income	—	—	—	3,987	—	3,987
Net income	—	—	—	—	223,185	223,185
Balance as of March 31, 2025	188,875	$189	$894,225	$1,323	$186,888	$1,082,625
The accompanying notes are an integral part of these consolidated financial statements.

DOXIMITY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

	Fiscal Year Ended March 31,
	2025	2024	2023
Cash flows from operating activities
Net income	$223,185	$147,582	$112,818
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,659	10,265	10,283
Deferred income taxes	(11,592)	(8,593)	13,226
Stock-based compensation, net of amounts capitalized	72,386	51,076	47,834
Non-cash lease expense	1,838	2,074	2,027
Amortization of premium (accretion of discount) on marketable securities, net	(11,655)	(5,238)	3,115
Amortization of deferred contract costs	9,967	8,871	8,785
Impairment of long-lived assets	2,304	—	—
Other	270	2,583	2,547
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(27,206)	3,993	(26,242)
Prepaid expenses and other assets	2,762	(20,483)	(3,448)
Deferred contract costs	(12,051)	(8,608)	(8,462)
Accounts payable, accrued expenses and other liabilities	(663)	8,332	(195)
Deferred revenue	15,210	(6,080)	17,527
Operating lease liabilities	(2,149)	(1,678)	(213)
Net cash provided by operating activities	273,265	184,096	179,602
Cash flows from investing activities
Cash paid for acquisition	—	—	(53,500)
Purchases of property and equipment	—	(147)	(1,701)
Internal-use software development costs	(6,525)	(5,654)	(4,483)
Purchases of marketable securities	(675,557)	(472,867)	(190,560)
Maturities of marketable securities	635,401	435,179	83,139
Sales of marketable securities	17,383	74,675	107,182
Net cash provided by (used in) investing activities	(29,298)	31,186	(59,923)
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock options and common stock warrants	19,732	12,892	9,926
Proceeds from issuance of common stock in connection with the employee stock purchase plan	3,569	3,446	4,759
Taxes paid related to net share settlement of equity awards	(27,185)	(6,756)	(3,822)
Repurchase of common stock	(120,293)	(280,716)	(85,324)
Payment of contingent consideration related to a business combination	(5,470)	(5,390)	—
Payment of excise taxes on share repurchases	(1,491)	—	—
Net cash used in financing activities	(131,138)	(276,524)	(74,461)
Net increase (decrease) in cash and cash equivalents	112,829	(61,242)	45,218
Cash and cash equivalents, beginning of period	96,785	158,027	112,809
Cash and cash equivalents, end of period	$209,614	$96,785	$158,027
Supplemental disclosures of cash flow information
Cash paid for taxes, net of refunds	$55,654	$51,274	$5,231
Non-cash financing and investing activities
Fair value of contingent earn-out consideration included in purchase consideration	$—	$—	$21,134
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$—	$587	$14,759
Repurchase included in accrued expenses	$—	$4,000	$748
Excise tax payable on share repurchases	$—	$1,493	$—
The accompanying notes are an integral part of these consolidated financial statements.

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business
Description of Business
Doximity, Inc. (the “Company”) was incorporated in the state of Delaware in April 2010 as 3MD Communications, Inc. and is headquartered in San Francisco, California. The Company subsequently changed its name to Doximity, Inc. in June 2010. The Company provides an online platform, which enables physicians and other healthcare professionals to collaborate with colleagues, stay up to date with the latest medical news and research, manage their careers and on-call schedules, streamline documentation and administrative paperwork, and conduct virtual patient visits. The Company’s customers primarily include pharmaceutical companies and health systems that connect with healthcare professionals through the Company’s digital Marketing, Hiring, and Workflow Solutions. Marketing Solutions provide customers with the ability to share tailored content on the network. Hiring Solutions enable customers to identify, connect with, and hire from the network of both active and passive potential medical professional candidates. Workflow Solutions allow customers to securely initiate voice and video calls with patients, manage on-call scheduling, and leverage the AI writing assistant for administrative tasks.
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

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Concentrations of credit risk with respect to accounts receivable are primarily limited to certain customers to which the Company makes substantial sales. No customer represented 10% or more of revenue for the fiscal years ended 2025, 2024, and 2023. The Company’s significant customers that represented 10% or more of accounts receivable, net for the periods presented were as follows:

	Accounts Receivable, Net
	As of March 31,
	2025	2024
Customer A	12%	*
Customer B	*	15%
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
•Workflow Solutions: Offering health systems and hospitals various tools for telehealth, on-call scheduling, and the AI writing assistant during the subscription period.
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
Contractual terms for Marketing Solutions contracts are generally 12 months or less. Customers are generally billed for a portion of the contract upon contract execution and then billed throughout the remainder of the contract based on various time-based milestones. Certain Marketing Solutions contracts are cancelable with a customary notice period. The Company does not refund customer payments, and customers are responsible for amounts invoiced where payment was not made upon cancellation. The contractual term for Hiring and Workflow Solutions contracts is generally 12 months. Hiring and Workflow Solutions contracts are noncancelable and customers are billed in annual, quarterly, or monthly installments in advance of the service period.
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

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marketing Solutions customers may purchase a subscription for a specific module to be used over a defined period of time. These customers may purchase more than one module with either the same or different subscription periods. Modules are the core building blocks of the customers’ marketing plan and can be broadly categorized as Newsfeed, Workflow, and Peer. As an example, the Company’s Newsfeed modules may include a sponsored article, short animated videos or other short-form content that is presented to the targeted member.
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
Marketing Solutions customers may also purchase integrated and other subscriptions for a fixed fee that are not tied to a single module per month but allow customers to utilize a given module or combination of modules during the subscription period, subject to limits on the total number of modules launched in a given period of time, active at any given time, and members targeted. These represent stand-ready obligations in that the delivery of the underlying sponsored content is within the control of the customer and the extent of use in any given period does not diminish the remaining services.
Subscriptions to Hiring Solutions provide customers access to the platform to place targeted job postings and send a fixed number of monthly messages. Workflow Solutions subscriptions grant customers access to telehealth tools, on-call scheduling, and the AI writing assistant for a specified number of users throughout the subscription period. Each subscription is treated as a series of distinct performance obligations that are satisfied over time.
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
5)Recognize revenue when or as the Company satisfies a performance obligation
Revenue is recognized when or as control of the promised goods or service is transferred to the customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. Subscriptions represent a series of distinct goods or services because the performance obligations are satisfied over time as customers simultaneously receive and consume the benefits related to the services as the Company performs. In the case of module specific subscriptions, a consistent level of service is provided during each monthly period the sponsored content is available on the Company’s

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
platform. The Company commences revenue recognition when the first content is launched on the platform for the initial monthly period and revenue is recognized over time as each subsequent content period is delivered. The Company’s obligation for its integrated and other Marketing Solutions subscriptions is to stand-ready throughout the subscription period; therefore, for these subscriptions, we record revenue ratably over the subscription period commencing with either the beginning of the subscription term or first launch.
The Company treats Hiring and Workflow Solutions subscriptions as a single performance obligation that represents a series of distinct performance obligations that is satisfied over time. Revenue recognition commences when the customer receives access to the services and is recognized ratably over the subscription period.
Other revenue consists of fees earned from the temporary staffing and permanent placement of healthcare professionals. Revenue is recognized when control of these services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.
Contract Balances
Timing of revenue recognition may differ from the timing of invoicing to customers. Marketing Solutions customers are generally billed for a portion of the contract upon contract execution and then billed throughout the remainder of the contract based on various time-based milestones, starting when the tailored content is first shared on the Doximity platform. Hiring and Workflow Solutions contracts are billed in annual, quarterly, or monthly installments in advance of the service period. The Company’s contracts do not contain significant financing components.
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

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company’s marketable securities portfolio includes only debt securities. Marketable debt securities that the Company may sell prior to maturity in response to changes in the Company's investment strategy, liquidity needs, or for other reasons are classified as available-for-sale. The Company's portfolio as of March 31, 2025 and 2024 includes only available-for-sale securities. Available-for-sale securities are stated at fair value as of each balance sheet date. Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive income, a component of stockholders’ equity on the consolidated balance sheets. The Company’s marketable securities are available for use in current operations, even if the security matures beyond 12 months. The Company classifies its marketable securities as current assets on the consolidated balance sheets.
Periodically, the Company assesses the available-for-sale securities for impairment. An investment is impaired if the fair value of the investment is less than its amortized cost basis. The amortized cost of an investment will be written down to the fair value when the Company determines (i) it is more likely than not that management will be required to sell the impaired security before recovery of its amortized basis or (ii) management has the intention to sell the security. If neither of these conditions are met, the Company must determine whether the impairment is due to credit losses. A credit loss exists if the amortized cost basis of the security exceeds the present value of cash flows expected to be collected. All credit losses are recorded to other income, net, and any remaining unrealized losses are recorded to other comprehensive income. If the Company has the intent to sell an available-for-sale security in an unrealized loss position or it is more likely than not that it will be required to sell the security prior to recovery of its amortized cost basis, any previously recorded allowance is reversed and the entire difference between the amortized cost basis of the security and its fair value is recognized in other income, net in the consolidated statements of operations.
The Company determines any realized gains or losses on the sale of marketable securities on a specific identification method and records them to other income, net. Amortization of premiums and accretion of discounts are recorded to other income, net.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. The Company estimates its allowance for doubtful accounts by evaluating the Company’s ability to collect outstanding receivable balances. The Company considers various factors, including the age of the balance, the creditworthiness of the customer, which is assessed based on ongoing credit evaluations, payment history and the customer’s current financial condition. The Company had no material bad debt write offs for the years ending March 31, 2025, 2024, and 2023.

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
Expected Volatility—Prior to the IPO, when there was no public market for the Company’s common stock, the expected volatility was determined using the historical volatilities of several publicly listed peer companies over a period equivalent to the expected term of the awards. After the IPO, the expected volatility is determined using the historical stock volatilities of the common stock of the Company over a period equivalent to the duration of the offering period.
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
Fair Value Per Share of the Company’s Common Stock—Because the Company’s common stock was not publicly traded until the completion of the IPO, the Company’s board of directors considered numerous objective and subjective factors to determine the fair value of the Company’s common stock at each meeting during which awards were approved. These factors included, but were not limited to (i) contemporaneous third-party valuations of common stock; (ii) the rights and preferences of the Company’s preferred stock relative to common stock; (iii) the lack of marketability of common stock; (iv) developments in the business; and (v) the likelihood of achieving a liquidity event, such as an IPO or sale of the Company, given prevailing market conditions. After the IPO, the Company uses the closing stock price of the Company’s Class A common stock, which is traded on the NYSE.

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
The Company subleases certain of its facilities to third parties. Any impairment to the associated right-of-use assets and underlying property and equipment as a result of a sublease is recognized in the period the sublease is executed and recorded in the consolidated statements of operations. Sublease income is recognized as a reduction of lease expense in the Company’s consolidated statements of operations.
Net Income Per Share Attributable to Common Stockholders
Basic net income per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period.
Diluted net income per share attributable to common stockholders is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities include stock options, RSUs, PSUs, ESPP, and common stock warrants, which are reflected in diluted earnings per share using the treasury stock method.
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
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized. The Company’s policy is to classify interest and penalties associated with uncertain tax positions, if any, as a component of its provision for income taxes.
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

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
liability, there may be a loss exposure in excess of the liability recorded and such amount could be significant. Legal fees are expensed as incurred, other than amounts capitalized as deferred offering costs, as discussed above.
Cost of Revenue
Cost of revenue consists primarily of expenses related to cloud hosting, personnel-related expenses for the Company’s customer success team, costs for third-party platform access, information-technology, software-related costs, contractors, and other services used in connection with delivery and support of the Company’s platform. Cost of revenue also includes the amortization of internal-use software development costs, editorial and other content-related expenses, and allocated overhead.
Research and Development
Research and development expense is primarily comprised of personnel-related expenses associated with the Company’s engineering and product teams who are responsible for building new products and improving existing products. Research and development expense also includes costs for information technology, software subscription costs, contractors, third-party services, and allocated overhead. Other than internal-use software development costs that qualify for capitalization, research and development costs are expensed as incurred.
Restructuring and Impairment Charges
Restructuring expense primarily consists of severance payments, employee benefits, and stock-based compensation in relation to the modification of equity awards associated with the management-approved plan. One-time employee termination benefits are recognized at the time of communication of the terms of the plan to the employees, unless future service is required, in which case the costs are recognized over the future service period. Impairment charges primarily include impairment of right-of-use assets and other property and equipment recognized upon the execution of a sublease for a portion of our office space. The Company records these costs in restructuring and impairment charges in the consolidated statements of operations.
Advertising Expenses
Advertising costs are expensed as incurred and are included in sales and marketing expense in the consolidated statements of operations. Advertising expense was $2.6 million, $2.5 million, and $2.6 million for the fiscal years ended March 31, 2025, 2024, and 2023, respectively.
Accounting Pronouncements Recently Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses on an annual and interim basis. The standard is effective for the Company for its fiscal year beginning April 1, 2024, and for interim periods within the fiscal year beginning April 1, 2025. The Company adopted ASU 2023-07 retrospectively during the fiscal year ended March 31, 2025. See Note 18—Segment and Geographic Information in the accompanying notes to the consolidated financial statements for further detail.
Accounting Pronouncements Not Yet Adopted
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
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires the disaggregation of certain expenses in the notes of the financials to provide enhanced transparency into the expense captions presented on the face of the income statement. This ASU is effective for the Company for its fiscal year beginning April 1, 2027, and for interim periods within the fiscal year beginning April 1, 2028, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the impact of this ASU on its consolidated financial statement disclosures.

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. Revenue Recognition
Revenue Disaggregation
Revenue consisted of the following (in thousands):

	Fiscal Year Ended March 31,
	2025	2024	2023
Subscription	$543,770	$450,071	$389,739
Other	26,629	25,351	29,313
Total revenue	$570,399	$475,422	$419,052
Contract Balances
Changes in the Company’s deferred revenue balances were as follows (in thousands):

	As of March 31,
	2025	2024
Beginning balance	$99,356	$105,436
Additions, net, during the period	585,608	469,342
Revenue recognized from the beginning balance	(94,675)	(104,437)
Revenue recognized from contracts invoiced during the period	(475,724)	(370,985)
Ending balance	$114,565	$99,356
The Company’s unbilled revenue balances were $1.7 million and $2.3 million as of March 31, 2025 and 2024, respectively.
Deferred Contract Costs
The Company capitalized $12.1 million, $8.6 million, and $8.5 million of contract acquisition costs for the fiscal years ended March 31, 2025, 2024, and 2023, respectively. Amortization of deferred contract costs was $10.0 million, $8.9 million, and $8.8 million for the fiscal years ended March 31, 2025, 2024, and 2023, respectively. The Company’s current and non-current deferred contract cost balances were $7.0 million and $0.5 million, respectively, as of March 31, 2025, and were $5.0 million and $0.4 million, respectively, as of March 31, 2024. Deferred contract costs are periodically analyzed for impairment. There were no impairment losses relating to deferred contract costs during the fiscal years ended March 31, 2025, 2024, and 2023.
4. Investments
The cost, gross unrealized gains and losses, and fair value of investments are as follows (in thousands):

	As of March 31, 2025
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Commercial paper	$73,055	$—	$(8)	$73,047
Money market funds	84,475	—	—	84,475
Total cash equivalents	157,530	—	(8)	157,522
Marketable securities:
Commercial paper	42,860	7	(4)	42,863
Corporate notes and bonds	501,202	1,373	(131)	502,444
U.S. government and agency securities	160,212	532	(1)	160,743
Total marketable securities	704,274	1,912	(136)	706,050
Total cash equivalents and marketable securities	$861,804	$1,912	$(144)	$863,572
As of March 31, 2025, the contractual maturities of the Company’s available-for-sale debt securities were as follows (in thousands):

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value
Due within one year	$535,680
Due in one year to two years	243,417
Total	$779,097
Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations.
The cost, gross unrealized gains and losses, and fair value of investments were as follows (in thousands):

	As of March 31, 2024
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Corporate notes and bonds	$1,180	$—	$—	$1,180
Money market funds	83,049	—	—	83,049
Total cash equivalents	84,229	—	—	84,229
Marketable securities:
Asset-backed securities	121	—	—	121
Commercial paper	70,804	1	(50)	70,755
Corporate notes and bonds	225,880	133	(191)	225,822
Sovereign bonds	7,749	—	(73)	7,676
U.S. government and agency securities	365,123	2	(3,384)	361,741
Total marketable securities	669,677	136	(3,698)	666,115
Total cash equivalents and marketable securities	$753,906	$136	$(3,698)	$750,344
As of March 31, 2025 and 2024, the Company has recognized accrued interest of $5.8 million and $3.8 million, respectively, which is included in prepaid expenses and other current assets in the consolidated balance sheets.
The unrealized losses associated with the Company’s debt securities were immaterial as of March 31, 2025 and were $3.7 million as of March 31, 2024. As the Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or until the cost basis is recovered, the Company did not recognize any impairment on these securities as of March 31, 2025 and 2024. The Company did not recognize any credit losses related to the Company’s debt securities as of March 31, 2025 and 2024. The fair value related to the debt securities with unrealized loss for which no credit losses were recognized was $177.3 million and $547.5 million as of March 31, 2025 and 2024, respectively.
The following tables summarize the gross unrealized losses and fair values of investments in an unrealized loss position, aggregated by security type and length of time that the individual securities have been in a continuous unrealized loss position (in thousands):

	As of March 31, 2025
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper	$84,043	$(12)	$—	$—	$84,043	$(12)
Corporate notes and bonds	80,981	(131)	—	—	80,981	(131)
U.S. government and agency securities	12,241	(1)	—	—	12,241	(1)
Total	$177,265	$(144)	$—	$—	$177,265	$(144)

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of March 31, 2024
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Asset-backed securities	$—	$—	$121	$—	$121	$—
Commercial paper	67,336	(50)	—	—	67,336	(50)
Corporate notes and bonds	131,443	(191)	—	—	131,443	(191)
Sovereign bonds	—	—	7,676	(73)	7,676	(73)
U.S. government and agency securities	81,130	(139)	259,784	(3,245)	340,914	(3,384)
Total	$279,909	$(380)	$267,581	$(3,318)	$547,490	$(3,698)
5. Fair Value Measurements
The following tables present the fair value hierarchy for the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of March 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	$—	$73,047	$—	$73,047
Money market funds	84,475	—	—	84,475
Total cash equivalents	84,475	73,047	—	157,522
Marketable securities:
Commercial paper	—	42,863	—	42,863
Corporate notes and bonds	—	502,444	—	502,444
U.S. government and agency securities	157,727	3,016	—	160,743
Total marketable securities	157,727	548,323	—	706,050
Total cash equivalents and marketable securities	$242,202	$621,370	$—	$863,572

Liabilities:
Contingent earn-out consideration liability	$—	$—	$11,493	$11,493
Total contingent earn-out consideration liability	$—	$—	$11,493	$11,493

	As of March 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Corporate notes and bonds	$—	$1,180	$—	$1,180
Money market funds	83,049	—	—	83,049
Total cash equivalents	83,049	1,180	—	84,229
Marketable securities:
Asset-backed securities	—	121	—	121
Commercial paper	—	70,755	—	70,755
Corporate notes and bonds	—	225,822	—	225,822
Sovereign bonds	—	7,676	—	7,676
U.S. government and agency securities	355,804	5,937	—	361,741
Total marketable securities	355,804	310,311	—	666,115
Total cash equivalents and marketable securities	$438,853	$311,491	$—	$750,344

Liabilities:
Contingent earn-out consideration liability	$—	$—	$16,813	$16,813
Total contingent earn-out consideration liability	$—	$—	$16,813	$16,813

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the fiscal years ended March 31, 2025 and 2024, the Company had no transfers between levels of the fair value hierarchy.
Contingent Earn-out Consideration Liability
The following table summarizes the changes in the contingent earn-out consideration liability (in thousands):

	Fiscal Year Ended March 31,
	2025	2024
Beginning fair value	$16,813	$21,862
Additions in the period	—	—
Change in fair value	680	951
Payments	(6,000)	(6,000)
Ending fair value	$11,493	$16,813
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
6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of March 31,
	2025	2024
Furniture and equipment	$2,140	$2,833
Computers and software	689	745
Leasehold improvements	816	992
Internal-use software development costs	34,958	26,827
Total property and equipment	38,603	31,397
Less: accumulated depreciation and amortization	(24,947)	(19,079)
Total property and equipment, net	$13,656	$12,318
Depreciation and amortization expense on property and equipment for the fiscal years ended March 31, 2025, 2024, and 2023 was $6.4 million, $5.7 million and $5.5 million, respectively. Included in these amounts was amortization expense for internal-use software development costs of $5.8 million, $5.0 million and $4.8 million for the fiscal years ended March 31, 2025, 2024, and 2023, respectively.
During the years ended March 31, 2025, 2024, and 2023, the Company capitalized $8.4 million, $6.8 million, and $5.3 million, respectively, of internal-use software development costs, which are included in property and equipment, net on the consolidated balance sheets.
During the second quarter of fiscal 2025, an immaterial impairment charge was recognized on property and equipment in connection with a sublease. See Note 12—Restructuring and Impairment Charges for further details. No other impairment was recognized on property and equipment during the fiscal years ended March 31, 2025, 2024, and 2023.

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of March 31,
	2025	2024
Accrued commissions	$7,053	$5,404
Accrued payroll, bonus, and related expenses	10,761	8,513
Employee contributions under employee stock purchase plan	587	496
Rebate liabilities	7,172	995
Sales and other tax liabilities	1,357	2,978
Current portion of contingent earn-out consideration liability	5,914	5,918
Share repurchase liability	—	4,000
Transferable federal tax credits payable	—	11,040
Other	5,561	4,359
Total accrued expenses and other current liabilities	$38,405	$43,703
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
Under the definitive agreement for the AMiON acquisition, the Company will pay contingent earn-out consideration of up to $24.0 million, of which $4.0 million is a minimum guarantee and the remaining $20.0 million is subject to the achievement of certain operational performance metrics over four years. The contingent earn-out consideration is payable in cash in annual installments over four years, with $6.0 million settled in each of the first quarters of fiscal 2025 and 2024. The contingent earn-out consideration is classified as a liability, the short-term portion of which is included in accrued expenses and other current liabilities and the long-term portion is in contingent earn-out consideration liability, non-current in the consolidated balance sheets. See Note 5—Fair Value Measurements for additional information regarding the valuation of the contingent earn-out consideration liability.
Additionally, in May 2022, 93,458 RSUs with a grant date fair value of $32.99 per share were granted to the eligible employees joining the Company in connection with the AMiON acquisition. The shares vest on a quarterly basis over four years based on continued service. The aggregate grant date fair value of these RSUs is accounted for as post-acquisition stock-based compensation expense and is recognized on a straight-line basis over the requisite service period.

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
9. Intangible Assets and Goodwill
Intangible Assets
Intangible assets, net consisted of the following (in thousands):

	As of March 31,
	2025	2024
Customer relationships	$37,069	$37,069
Other intangibles	1,531	1,531
Total intangible assets	38,600	38,600
Less: accumulated amortization	(15,528)	(11,283)
Total intangible assets, net	$23,072	$27,317
Amortization expense for intangible assets was $4.3 million, $4.6 million and $4.8 million for the fiscal years ended March 31, 2025, 2024, and 2023 respectively.

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2025, future amortization expense is as follows (in thousands):

Fiscal Years Ending March 31,	Amount
2026	$4,012
2027	4,010
2028	4,010
2029	4,010
2030	4,010
Thereafter	3,020
Total future amortization expense	$23,072
Goodwill
There was no change to the Company’s goodwill balance of $67.9 million during the fiscal year ended March 31, 2025 and 2024. No impairment charges on goodwill were recorded during the fiscal years ended March 31, 2025, 2024, and 2023.
10. Equity
Preferred Stock
In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 100,000,000 shares of undesignated preferred stock with a par value of $0.001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors. As of March 31, 2025 and 2024, there were no shares of preferred stock issued and outstanding.
Common Stock and Creation of Dual-Class Structure
The Company has two classes of common stock authorized: Class A common stock and Class B common stock, and are collectively referred to as common stock throughout the notes to the consolidated financial statements, unless otherwise noted. The Company’s amended and restated certificate of incorporation authorized the issuance of 1,000,000,000 shares of Class A common stock with par value of $0.001 and one vote per share, and 500,000,000 shares of Class B common stock with par value of $0.001 and ten votes per share. The holders of common stock are entitled to receive dividends, as may be declared by the board of directors. Each outstanding share of Class B common stock may be converted at any time at the option of the holder into one share of Class A common stock. As of March 31, 2025, there were 137,776,802 shares of Class A common stock, and 51,098,499 shares of Class B common stock outstanding.
Stock Repurchase Program
Prior to March 31, 2024, the Company’s board of directors authorized various programs to repurchase up to $410 million of the Company’s Class A common stock. Under these programs, the Company repurchased and retired 16,480,514 shares of Class A common stock. All of these programs were completed as of April 2024.
On May 1, 2024 the Company’s board of directors authorized a program to repurchase up to $500 million of the Company’s Class A common stock with no expiration date. As of March 31, 2025, the Company repurchased and retired 1,875,226 shares of Class A common stock under this program for an aggregate purchase price of $76.0 million and $424.0 million remained available and authorized for repurchase.
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
Effective January 1, 2023, the Company’s share repurchases in excess of allowable share issuances are subject to a 1% excise tax as a result of the Inflation Reduction Act of 2022. As of March 31, 2024 the Company had accrued excise taxes of $1.5 million, all of which were paid during fiscal 2025. As of March 31, 2025, the Company had no accrued excise taxes.

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Common Stock Warrants
In March 2017, the Company issued a warrant to purchase 250,000 shares of common stock at an exercise price of $0.72 per share in connection with a contract signed between the Company and U.S. News & World Report, L.P., or U.S. News. All shares under the warrant were exercised as of March 31, 2024 for an aggregate intrinsic value of $6.7 million.
In October 2021, the Company issued a warrant to U.S. News (the “U.S. News Warrant”) to purchase 516,000 shares of Class A common stock with an exercise price of $12.56 per share in connection with the execution of a commercial agreement with U.S. News. The U.S. News Warrant expires 10 years from the date of grant. The first tranche of the U.S. News Warrant vested on May 1, 2022 and the remainder will vest on a monthly basis over approximately 6 years. The grant-date fair value of the U.S. News Warrant was $34.7 million, which was determined using the Black-Scholes option-pricing model on the date of grant. The fair value of the warrant is recognized as expense in cost of revenue in the consolidated statements of operations on a straight-line basis over its vesting term of 6.48 years. During each of the fiscal years ended March 31, 2025, 2024, and 2023, $5.4 million was recognized as stock-based compensation expense relating to the U.S. News Warrant. During the fiscal year ended March 31, 2025, 236,500 shares with an intrinsic value of $5.1 million were exercised under the warrant. The remaining 279,500 shares under the warrant were outstanding as of March 31, 2025. As of March 31, 2025, unamortized compensation expense related to the unvested warrants was $16.1 million, which is expected to be recognized over the remaining vesting period of 3.0 years.
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
The Company granted stock options under the terms of the Plans and outside of the Plans, as approved by the board of directors. During fiscal 2018, the Company granted 4,682,582 options outside of the Plans, of which 2,114,582 options were exercised and 2,568,000 were outstanding as of March 31, 2025.

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company has shares of common stock reserved for issuance as follows (in thousands):

March 31, 2025
Common stock warrants	280
2010 Plan
Options outstanding	10,445
2021 Plan
Awards outstanding	3,828
Shares available for future grant	40,449
2021 ESPP	9,742
Options outstanding outside the Plans	2,568
Total	67,312
Stock Options
Stock options granted generally vest over four years with service-based, performance-based, and/or market-based conditions and expire ten years from the date of grant.
Stock option activities within the Plans as well as outside of the Plans were as follows:

	Number of Shares (in thousands)	Weighted-Average Exercise Price	Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance, March 31, 2024	17,480	$4.60	5.72	$389,931
Options exercised	(4,339)	3.86
Options forfeited or expired	(128)	7.38
Balance, March 31, 2025	13,013	4.82	4.92	692,422
Vested and exercisable as of March 31, 2025	10,057	3.96	4.64	543,794
Vested and expected to vest as of March 31, 2025	13,013	4.82	4.92	692,422
The aggregate intrinsic value of options exercised during the fiscal years ended March 31, 2025, 2024, and 2023 was $193.9 million, $99.5 million, and $118.4 million respectively.
As of March 31, 2025, unamortized stock-based compensation expense related to unvested stock options was $10.5 million, which is expected to be recognized over a weighted-average period of 2.06 years.
The Company has not granted any stock options since the first quarter of fiscal 2022.
Restricted Stock Units (“RSUs”)
The RSUs granted by the Company generally vest over three or four years based on continued service.
The following table summarizes RSU activity (in thousands, except per share information):

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance, March 31, 2024	2,093	$33.79
Granted	3,049	29.60
Vested	(1,554)	31.20
Forfeited	(241)	27.08
Unvested balance, March 31, 2025	3,347	31.66
The total fair value of RSUs vested during the fiscal years ended March 31, 2025, 2024, and 2023 was $73.5 million, $19.9 million, and $11.4 million respectively.

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2025, total unamortized stock-based compensation expense related to unvested RSUs was $96.3 million, and is expected to be recognized over a weighted-average period of approximately 2.08 years.
Performance-Based Restricted Stock Units (“PSUs”)
The Company grants PSUs that are subject to both service-based and performance-based vesting conditions that are satisfied upon meeting certain financial performance targets. Certain awards are granted with performance targets to be established in future years. For purposes of the PSUs, grant date cannot occur until performance targets have been clearly established and communicated.
Additionally, for certain awards, participants can earn up to 200% of the target number of shares originally granted. When achievement exceeds 100%, additional shares will be earned when the achievement is affirmed.
As of April 1, 2024, 425,732 PSUs were outstanding. During the fiscal year ended March 31, 2025, 178,596 PSUs were granted, 66,654 PSUs vested, and 57,644 PSUs were forfeited. As of March 31, 2025, 480,030 PSUs were outstanding, of which, 250,252 PSUs are considered granted from an accounting perspective as the performance targets have been established.
As of March 31, 2025, the unamortized stock-based compensation expense related to outstanding PSUs for which performance conditions have been established was $10.0 million, which is calculated based on the probable outcome of the performance conditions as of March 31, 2025. The amount of expense to be recognized will be based on the extent the performance metrics are achieved.
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the consolidated statement of operations was as follows (in thousands):

	Fiscal Year Ended March 31,
	2025	2024	2023
Cost of revenue	$11,001	$9,479	$9,634
Research and development	19,394	11,978	12,583
Sales and marketing	26,323	16,857	16,939
General and administrative	15,668	9,116	8,678
Restructuring	—	3,646	—
Total stock-based compensation expense	$72,386	$51,076	$47,834
11. Net Income Per Share Attributable to Common Stockholders
The following table presents the reconciliation of the numerator and denominator for calculating basic and diluted net income per share (in thousands, except per share data):

	Fiscal Year Ended March 31,
	2025	2024	2023
Numerator
Net income	$223,185	$147,582	$112,818
Denominator
Weighted-average shares used in computing net income per share attributable to Class A and Class B common stockholders, basic	186,841	190,172	193,176
Dilutive effect of stock options	13,021	15,346	20,027
Dilutive effect of common stock warrants	—	72	139
Dilutive effect of other share-based awards	1,346	144	83
Weighted-average shares used in computing net income per share attributable to Class A and Class B common stockholders, diluted	201,208	205,734	213,425
Net income per share attributable to Class A and Class B common stockholders:
Basic	$1.19	$0.78	$0.58
Diluted	$1.11	$0.72	$0.53

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Certain potentially dilutive securities have been excluded from the calculation of diluted net income per share during the applicable periods because their inclusion would have been anti-dilutive (in thousands):

	Fiscal Year Ended March 31,
	2025	2024	2023
Other share-based awards	102	883	572
Common stock warrants	379	516	516
Total	481	1,399	1,088
Other share-based awards consist of RSUs, PSUs, and ESPP rights.
12. Restructuring and Impairment Charges
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
Impairment Charge
During fiscal 2025, the Company executed a sublease for a portion of its Curative office space in Irving, Texas. The Company evaluated the associated asset group for impairment, which included the right-of-use assets and underlying property and equipment for the lease. The Company compared the expected future undiscounted cash flows to the carrying value and determined the respective asset group was not fully recoverable. The Company calculated the fair value based on the present value of the estimated cash flows from the sublease for the remaining lease term and compared the estimated fair value to its carrying value, which resulted in a $2.3 million impairment charge. The fair value of the operating lease right-of-use assets and associated property and equipment was estimated as of the sublease execution date using level 3 inputs based on an income approach by converting future sublease cash inflows and outflows to a single present value. Estimated cash flows were discounted at a rate commensurate with the inherent risks associated with the asset group to arrive at an estimate of fair value. The impairment charge was included in restructuring and impairment charges in the consolidated statements of operations.
13. Income Taxes
All of the Company’s income before income taxes was generated in the United States for the fiscal years ended March 31, 2025, 2024, and 2023.
The Company’s provision for income taxes consisted of the following (in thousands):

	Fiscal Year Ended March 31,
	2025	2024	2023
Current provision:
Federal	$42,259	$36,394	$3,515
State	9,722	9,819	3,498
Total	51,981	46,213	7,013
Deferred provision (benefit):
Federal	(9,606)	(5,088)	11,834
State	(1,986)	(3,505)	1,491
Total	(11,592)	(8,593)	13,325
Total provision for income taxes	$40,389	$37,620	$20,338

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a reconciliation of the income tax expense at the federal statutory tax rate to the Company’s provision for income taxes (in thousands):

	Fiscal Year Ended March 31,
	2025	2024	2023
Income taxes at statutory rate	$55,350	$38,893	$27,963
State income taxes, net of federal benefit	12,831	12,130	6,757
Research and development credits	(6,439)	(3,817)	(5,076)
Stock-based compensation	(37,634)	(6,734)	(14,841)
Change in valuation allowance	25	(4,060)	504
Section 162(m) limitation	19,872	3,410	4,782
Transferable federal tax credits	(1,305)	(1,920)	—
Other	(2,311)	(282)	249
Total provision for income taxes	$40,389	$37,620	$20,338
Components of deferred tax assets and liabilities were as follows (in thousands):

	As of March 31,
	2025	2024
Deferred tax assets:
Accruals and deferred revenue	$4,784	$4,372
Net operating loss carryforwards	944	1,160
Research & development credit carryforwards	5,117	3,855
Investment tax credits	4,600	—
Operating lease liabilities	3,122	3,683
Acquisition and other related expense	248	273
Stock-based compensation expense	5,236	7,048
Unrealized loss	—	902
Capitalized research and development	44,558	31,927
Gross deferred tax assets	68,609	53,220
Less: valuation allowance	(1,200)	(1,175)
Deferred tax assets, net of valuation allowance	67,409	52,045
Deferred tax liabilities:
Property and equipment	(3,308)	(2,879)
Operating lease right-of-use assets	(2,238)	(3,122)
Intangible assets	(1,404)	(976)
Unrealized gain	(445)	—
Deferred tax liabilities	(7,395)	(6,977)
Net deferred tax assets	$60,014	$45,068
The Company monitors the realizability of deferred tax assets, taking into account all relevant factors at each reporting period. As of March 31, 2025, the Company had a valuation allowance of $1.2 million, which related to Arizona research and development credits and capital loss carryforwards. As of March 31, 2024, the Company had a valuation allowance of $1.2 million, which related to Arizona research and development credits, California alternative minimum tax credits, and capital loss carryforwards.
Pursuant to provisions under the Inflation Reduction Act, the Company purchased $17.4 million of transferable federal tax credits during the fiscal year ended March 31, 2025, from various counterparties. In connection with the purchase, the Company paid $16.1 million for tax credits related to fiscal year March 31, 2025, which were purchased at negotiated discounts, resulting in an income tax benefit of $1.3 million recorded during the fiscal year ended March 31, 2025. The Company is also committed to paying $3.2 million for additional transferable tax credits placed in service as of March 31, 2025, and paying $12.3 million for transferable tax credits as future projects are placed in service, with the final project expected to be placed in service in fiscal 2026.

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2025, the Company had net operating loss, or NOL, carryforwards for state tax purposes of $4.2 million. Portions of the NOL carryforwards will expire at various dates beginning in the tax year ending March 31, 2042. As of March 31, 2025, the Company had research and development tax credit carryforwards for state tax purposes of $10.0 million. The California state research and development tax credit carryforwards do not expire. The other state research and development tax credit carryforwards will expire at various dates beginning in the year ending March 31, 2033. Based on an assessment of the Company’s historical ownership changes through March 31, 2025, the Company does not anticipate a current limitation on the tax attributes.
As of March 31, 2025 and 2024, the Company had unrecognized tax benefits, or UTBs, of $12.0 million and $9.3 million, respectively. If realized, $11.8 million would impact the effective tax rate while the remainder would reduce deferred tax assets subject to a full valuation allowance. The Company does not expect any material changes to its UTBs within the next 12 months.
A reconciliation of the beginning and ending balances for gross UTBs is as follows (in thousands):

	Fiscal Year Ended March 31,
	2025	2024	2023
Beginning balance	$9,302	$7,913	$6,188
Additions for tax positions related to the current year	2,502	1,404	2,210
Additions for tax positions related to prior years	194	112	—
Reductions for tax positions related to prior years	(4)	(119)	(472)
Reductions related to a lapse of statute	(5)	(8)	(13)
Ending balance	$11,989	$9,302	$7,913
Interest and penalties were not material during the fiscal years ended March 31, 2025, 2024, and 2023.
The Company files income tax returns in the U.S. federal and various state jurisdictions. With limited exceptions, all tax years after 2019 remain subject to examination.
14. Commitments and Contingencies
Contractual Commitments
The Company has contractual commitments that relate mainly to third-party cloud infrastructure agreements and subscription agreements, which are used to facilitate the Company’s operations.
The Company has a web hosting arrangement for 3 years ending December 31, 2027, with an annual commitment of $7 million. As of March 31, 2025, the total remaining commitment was $14 million.
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
Legal Matters
Beginning in April 2024, the Company and certain of our directors and officers have been named in lawsuits in the United States District Court for the Northern District of California. The first lawsuit is captioned In re Doximity, Inc. Securities

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Litigation, No. 5:24-cv-02281 (N.D. Cal.). The operative complaint brings securities law claims on behalf of a putative class of our investors from June 24, 2021 and August 8, 2023 against the Company and our CEO related to our disclosure of user count and engagement rates. Three shareholder derivative lawsuits have also been filed. Two are consolidated under the caption In re Doximity, Inc. Stockholder Derivative Litigation, No. 5:24-cv-02801 (N.D. Cal.). A third derivative lawsuit is captioned Guttman v. Tangney, et al,. 1:24-cv-01387 (D. Del). The complaints assert claims for, among other things, violations of securities law, breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste against certain of our directors and officers on a similar basis to the securities lawsuit. The securities lawsuit is currently proceeding in the discovery phase. Other similar lawsuits or proceedings may be initiated in the future. The defendants intend to defend vigorously against these actions. In light of, among other things, the early stage of the litigation, the Company is unable to predict the outcome of these matters and is unable to reasonably estimate the amount or range of loss, if any, that could result from an unfavorable outcome.
From time to time, the Company has become involved in claims and other legal matters arising in the ordinary course of business. The Company investigates these claims as they arise. Although claims are inherently unpredictable, the Company is currently not aware of any other matters that, if determined adversely to the Company, would individually or taken together have a material effect on its results of operations, financial position, or cash flows. No material loss contingencies were recorded for the fiscal years ended March 31, 2025, 2024, and 2023.
15. Leases
The Company has non-cancelable operating leases for the rental of office space with various expiration dates through 2030. During the fiscal year ended March 31, 2023, the office space lease in Irving, Texas with an approximately 8-year term commenced and a related right-of-use asset and lease liability of $14.8 million was recognized.
The components of lease expense were as follows (in thousands):

	Fiscal Year Ended March 31,
	2025	2024	2023
Operating lease cost, net of sublease income	$2,226	$2,711	$2,592
Variable lease cost	42	87	104
Total lease cost	$2,268	$2,798	$2,696
During fiscal 2025, the Company executed a sublease for a portion of its Curative office space in Irving, Texas. The sublease commenced in November 2024 and has a lease term of approximately 5.5 years. The Company has classified the sublease as an operating lease. Total lease payments under the sublease are $2.4 million over the sublease term.
Supplemental cash flow information related to leases was as follows (in thousands):

	Fiscal Year Ended March 31,
	2025	2024	2023
Cash paid for amounts included in measurement of lease liabilities—Operating cash flows	$2,717	$2,314	$718
Supplemental balance sheet information related to leases was as follows:

	Fiscal Year Ended March 31,
	2025	2024	2023
Weighted-average remaining lease term (in years)	5.17	6.09	7.06
Weighted-average discount rate	4.19%	4.18%	4.18%

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Maturities of operating lease liabilities as of March 31, 2025 were as follows (in thousands):

Operating Leases
2026	$2,687
2027	2,497
2028	2,605
2029	2,667
2030	2,706
Thereafter	679
Total future lease payments	13,841
Less: imputed interest	(1,445)
Present value of lease liabilities	$12,396
16. Other Income, net
Other income, net consisted of the following (in thousands):

	Fiscal Year Ended March 31,
	2025	2024	2023
Interest income	$35,852	$21,664	$9,287
Net gain (loss) on sale of marketable securities	169	(402)	(1,093)
Other income (expense)	(247)	62	(146)
Other income, net	$35,774	$21,324	$8,048
17. Employee Benefit Plan
The Company sponsors a 401(k) savings plan. All U.S. employees are eligible to participate in the 401(k) plan after meeting certain eligibility requirements. Participants may elect to have a portion of their salary deferred and contributed to the 401(k) plan up to the limit allowed by applicable income tax regulations. The Company matched a portion of employee contributions to the 401(k) plan totaling $2.2 million for the fiscal year ended March 31, 2025 and $2.1 million for the fiscal years ended March 31, 2024 and 2023. Both employee contributions and the Company’s matching contributions are fully vested upon contribution.
18. Segment and Geographic Information
The Company has determined that it has one operating and reportable segment. The Chief Operating Decision Maker (“CODM”) is the Company's Chief Executive Officer (“CEO”); he reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources. The Company’s operating segment derives revenue in a manner as described in Note 2—Summary of Significant Accounting Policies.
The CODM assesses performance for the operating segment and decides how to allocate resources based on the review of consolidated net income, which the CODM uses to monitor budget versus actual results and review historical company performance trends. Significant segment expenses were determined to be cost of revenues, research and development expenses, sales and marketing expenses, general and administrative expenses, restructuring and impairment charges, other income, net, and provision for income taxes, all of which are presented in the consolidated statements of operations for the fiscal years ended March 31, 2025, 2024, and 2023. Other significant segment expenses include stock-based compensation expense and depreciation and amortization expense, which are presented in Note 10—Equity and the consolidated statements of cash flows, respectively for the fiscal years ended March 31, 2025, 2024, and 2023. All intercompany transactions are eliminated upon consolidation. Assets provided to the CODM are consistent with those reported on the consolidated balance sheets.
Substantially all of the Company’s long-lived assets were based in the United States as of March 31, 2025 and 2024. No country outside of the United States accounted for more than 10% of total revenue for the fiscal years ended March 31, 2025, 2024, and 2023. Substantially all of the Company’s revenue was derived in the United States for the fiscal years ended March 31, 2025, 2024, and 2023.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2025 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management has concluded that our internal control over financial reporting was effective as of March 31, 2025. The effectiveness of our internal control over financial reporting as of March 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.

Item 9B. Other Information
Rule 10b5-1 Trading Plans
On February 26, 2025, Dr. Regina Benjamin, a director of the Company, adopted a Rule 10b5-1 trading arrangement for the sale of the Company’s Class A common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). Dr. Benjamin’s Rule 10b5-1 Trading Plan, which has a term from February 26, 2025 to May 28, 2026, provides for the potential exercise of vested stock options and the associated sale of up to 65,000 shares of the Company’s Class A common stock in the aggregate pursuant to a series of market orders.
On February 13, 2025, Mr. Tim Cabral, a director of the Company, adopted a Rule 10b5-1 Trading Plan that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Mr. Cabral’s Rule 10b5-1 Trading Plan, which has a term from February 13, 2025 to May 15, 2026, provides for the potential exercise of vested stock options and the associated sale of up to 120,000 shares of the Company’s Class A common stock in the aggregate and other net vested shares of Class A common stock pursuant to a series of market orders. On the date of the execution of Mr. Cabral’s Rule 10b5-1 Trading

Plan, he held no net vested shares. Mr. Cabral’s net vested share amount will change as additional equity awards vest or shares are subsequently purchased or sold during the term of his Rule 10b5-1 Trading Plan.
On February 12, 2025, Ms. Phoebe Yang, a director of the Company, terminated a Rule 10b5-1 Trading Plan that she had previously entered into on November 12, 2024. Ms. Yang’s Rule 10b5-1 Trading Plan, which was scheduled to expire pursuant to its terms on September 19, 2025, provided for the sale of 33.33% of net vested shares of Class A common stock pursuant to a series of market orders.
Other than the Rule 10b5-1 Trading Plans noted above, during the quarter ended March 31, 2025, none of our directors or executive officers as defined in Rule 16a-1(f) of the Exchange Act adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after March 31, 2025.
We have adopted a Code of Conduct, which applies to all employees, including our principal executive officers, our principal financial officer, and all other executive officers. The Code of Conduct is available on our investor relations website at investors.doximity.com/governance. We plan to post any future amendments or waivers of our Code of Conduct on our website.
Our board of directors has adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers and employees. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K. In addition, with regard to the Company’s trading in its own securities, it is our policy to comply with the federal securities laws and the applicable exchange listing requirements.

Item 11. Executive Compensation
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after March 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after March 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after March 31, 2025.

Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after March 31, 2025.

PART IV
Item 15. Exhibits and Financial Statement Schedules

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-256584	3.2	June 15, 2021

3.2	Amended and Restated Bylaws of the Registrant.	S-1/A	333-256584	3.4	June 15, 2021

4.1	Form of Class A common stock certificate of the Registrant.	S-1	333-256584	4.1	May 28, 2021

4.2	Amended and Restated Investors’ Rights Agreement, dated April 10, 2014, by and among the Registrant and certain of its stockholders.	S-1	333-256584	4.2	May 28, 2021

4.3	Description of Securities.	10-K	001-40508	4.3	May 27, 2022

4.4	Warrant to Purchase Shares of Class A Common Stock issued to U.S. News & World Report, L.P., dated June 14, 2021.	10-Q	001-40508	4.2	August 12, 2021

4.5	Amendment to Warrant to Purchase Shares of Class A Common Stock issued to U.S. News & World Report, L.P., dated September 2, 2021.	10-Q	001-40508	4.3	November 10, 2021

4.6	Second Amendment to Warrant to Purchase Shares of Class A Common Stock issued to U.S. News & World Report, L.P., dated October 8, 2021.	10-Q	001-40508	4.4	November 10, 2021

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-256584	10.1	June 15, 2021

10.2#	2010 Equity Incentive Plan, as amended, and forms of agreements thereunder.	S-1/A	333-256584	10.2	June 15, 2021

10.3#	2021 Stock Option and Incentive Plan, and forms of agreements thereunder.	10-K	001-40508	10.3	May 27, 2022

10.4#	2021 Employee Stock Purchase Plan.	S-1/A	333-256584	10.4	June 15, 2021

10.5#	Senior Executive Cash Incentive Bonus Plan.	S-1/A	333-256584	10.5	June 15, 2021

10.6#	Non-Employee Director Compensation Policy.	S-1/A	333-256584	10.6	June 15, 2021

10.7#	Jennifer Chaloemtiarana Offer Letter.	10-Q	001-40508	10.8	August 8, 2023

19.1	Insider Trading Policy	10-K	001-40508	19.1	May 26, 2023

21.1	Subsidiaries of the Registrant.	Filed herewith

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.	Filed herewith

24.1	Power of Attorney (incorporated by reference to the Signature page of this Annual Report on Form 10-K).	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

97.1	Doximity Inc. Compensation Recovery Policy	10-K	001-40508	97.1	May 23, 2024

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith
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

DOXIMITY, INC.

Date: May 20, 2025	By:	/s/ Jeffrey Tangney
Jeffrey Tangney Chief Executive Officer (Principal Executive Officer)

Date: May 20, 2025	By:	/s/ Anna Bryson
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

Signature	Title	Date

/s/ Jeffrey Tangney	Chief Executive Officer and Director (Principal Executive Officer)	May 20, 2025
Jeffrey Tangney

/s/ Anna Bryson	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 20, 2025
Anna Bryson

/s/ Regina Benjamin	Director	May 20, 2025
Regina Benjamin

/s/ Tim Cabral	Director	May 20, 2025
Tim Cabral

/s/ Phoebe Yang	Director	May 20, 2025
Phoebe Yang

/s/ Kevin Spain	Director	May 20, 2025
Kevin Spain

/s/ Kira Wampler	Director	May 20, 2025
Kira Wampler