Form 10-Q
period 2025-06-30
Doximity, Inc.
filed 2025-08-07
CIK 1516513

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
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The registrant had outstanding 136,400,248 shares of Class A common stock and 50,899,211 shares of Class B common stock as of July 31, 2025.

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

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, results of operations, financial condition, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025 filed with the Securities and Exchange Commission, the SEC, on May 20, 2025, and elsewhere in this Quarterly Report on Form 10-Q, as well as in our other filings with the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
DOXIMITY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	June 30, 2025	March 31, 2025
Assets
Current assets:
Cash and cash equivalents	$137,261	$209,614
Marketable securities	703,712	706,050
Accounts receivable, net of allowance for doubtful accounts of $1,871 and $1,937 at June 30, 2025 and March 31, 2025, respectively	141,663	128,354
Prepaid expenses and other current assets	51,595	44,602
Total current assets	1,034,231	1,088,620
Property and equipment, net	14,275	13,656
Deferred income tax assets	55,461	60,014
Operating lease right-of-use assets	8,436	8,886
Intangible assets, net	22,069	23,072
Goodwill	67,940	67,940
Other assets	2,035	2,121
Total assets	$1,204,447	$1,264,309
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,962	$1,356
Accrued expenses and other current liabilities	38,363	38,405
Deferred revenue, current	117,419	114,285
Operating lease liabilities, current	2,168	2,211
Total current liabilities	159,912	156,257
Deferred revenue, non-current	118	280
Operating lease liabilities, non-current	9,673	10,185
Contingent earn-out consideration liability, non-current	—	5,579
Other liabilities, non-current	9,149	9,383
Total liabilities	178,852	181,684
Commitments and contingencies (Note 11)
Stockholders' Equity
Preferred stock, $0.001 par value; 100,000 shares authorized as of June 30, 2025 and March 31, 2025, respectively; zero shares issued and outstanding as of June 30, 2025 and March 31, 2025, respectively	—	—
Class A and Class B common stock, $0.001 par value; 1,500,000 shares authorized as of June 30, 2025 and March 31, 2025, respectively; 187,453 and 188,875 shares issued and outstanding as of June 30, 2025 and March 31, 2025, respectively	187	189
Additional paid-in capital	907,115	894,225
Accumulated other comprehensive income	1,183	1,323
Retained earnings	117,110	186,888
Total stockholders’ equity	1,025,595	1,082,625
Total liabilities and stockholders’ equity	$1,204,447	$1,264,309
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOXIMITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,
	2025	2024
Revenue	$145,913	$126,676
Cost of revenue	15,793	13,550
Gross profit	130,120	113,126
Operating expenses:
Research and development	26,799	22,574
Sales and marketing	36,365	35,244
General and administrative	12,439	9,255
Total operating expenses	75,603	67,073
Income from operations	54,517	46,053
Other income, net	9,630	7,116
Income before income taxes	64,147	53,169
Provision for income taxes	10,827	11,792
Net income	$53,320	$41,377
Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.28	$0.22
Diluted	$0.27	$0.21
Weighted-average shares used in computing net income per share attributable to Class A and Class B common stockholders:
Basic	187,984	185,610
Diluted	201,158	199,224
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOXIMITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,
	2025	2024
Net income	$53,320	$41,377
Other comprehensive income (loss)
Change in unrealized gain (loss) on available-for-sale-securities, net of tax benefit (provision) of $47 and $(557), respectively	(140)	1,656
Comprehensive income	$53,180	$43,033
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOXIMITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended June 30, 2025
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Stockholders' Equity
	Shares	Amount
Balance as of March 31, 2025	188,875	$189	$894,225	$1,323	$186,888	$1,082,625
Stock-based compensation	—	—	21,085	—	—	21,085
Exercise of stock options and common stock warrants	501	1	2,397	—	—	2,398
Vesting of restricted stock units, net of shares withheld for taxes	343	—	—	—	—	—
Tax withholding on shares under stock-based compensation awards	—	—	(11,927)	—	—	(11,927)
Repurchase and retirement of common stock, including excise tax	(2,266)	(3)	—	—	(123,098)	(123,101)
Common stock warrant expense	—	—	1,335	—	—	1,335
Other comprehensive loss	—	—	—	(140)	—	(140)
Net income	—	—	—	—	53,320	53,320
Balance as of June 30, 2025	187,453	$187	$907,115	$1,183	$117,110	$1,025,595

	Three Months Ended June 30, 2024
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders' Equity
	Shares	Amount
Balance as of March 31, 2024	186,562	$187	$823,885	$(2,664)	$79,989	$901,397
Stock-based compensation	—	—	16,097	—	—	16,097
Exercise of stock options	784	1	2,547	—	—	2,548
Vesting of restricted stock units, net of shares withheld for taxes	211	—	—	—	—	—
Tax withholding on shares under stock-based compensation awards	—	—	(2,394)	—	—	(2,394)
Repurchase and retirement of common stock, including excise tax	(1,853)	(2)	—	—	(48,434)	(48,436)
Common stock warrant expense	—	—	1,335	—	—	1,335
Other comprehensive income	—	—	—	1,656	—	1,656
Net income	—	—	—	—	41,377	41,377
Balance as of June 30, 2024	185,704	$186	$841,470	$(1,008)	$72,932	$913,580
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOXIMITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income	$53,320	$41,377
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,794	2,562
Stock-based compensation, net of amounts capitalized	21,865	17,090
Non-cash lease expense	450	481
Accretion of discount on marketable securities, net	(2,488)	(2,360)
Amortization of deferred contract costs	3,896	2,726
Other	(408)	(536)
Changes in operating assets and liabilities:
Accounts receivable	(13,381)	(19,372)
Prepaid expenses and other assets	(4,234)	10,460
Deferred contract costs	(1,965)	(1,431)
Accounts payable, accrued expenses and other liabilities	(165)	(12,942)
Deferred revenue	2,973	3,704
Operating lease liabilities	(556)	(516)
Net cash provided by operating activities	62,101	41,243
Cash flows from investing activities
Internal-use software development costs	(1,966)	(1,704)
Purchases of marketable securities	(139,934)	(170,413)
Maturities of marketable securities	144,579	202,058
Net cash provided by investing activities	2,679	29,941
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock options and common stock warrants	2,398	2,551
Taxes paid related to net share settlement of equity awards	(11,927)	(2,394)
Repurchase of common stock	(122,355)	(51,214)
Payment of contingent consideration related to a business combination	(5,249)	(5,470)
Net cash used in financing activities	(137,133)	(56,527)
Net increase (decrease) in cash and cash equivalents	(72,353)	14,657
Cash and cash equivalents, beginning of period	209,614	96,785
Cash and cash equivalents, end of period	$137,261	$111,442
Supplemental disclosures of cash flow information
Cash paid for taxes, net of refunds	$4,978	$12,907
Non-cash financing and investing activities
Share repurchases included in accrued expenses	$—	$1,002
Excise tax payable on share repurchases	$745	$1,713
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  Description of Business
Doximity, Inc. (the “Company”) was incorporated in the state of Delaware in April 2010 as 3MD Communications, Inc. and is headquartered in San Francisco, California. The Company subsequently changed its name to Doximity, Inc. in June 2010. The Company provides an online platform, which enables physicians and other healthcare professionals to collaborate with colleagues, stay up to date with the latest medical news and research, manage their careers and on-call schedules, streamline documentation and administrative paperwork, and conduct virtual patient visits. The Company’s customers primarily include pharmaceutical companies and health systems that connect with healthcare professionals through the Company’s digital Marketing, Hiring, and Workflow Solutions. Marketing Solutions provide customers with the ability to share tailored content on the network. Hiring Solutions enable customers to identify, connect with, and hire from the network of both active and passive potential medical professional candidates. Workflow Solutions allow customers to securely initiate voice and video calls with patients, manage on-call scheduling, and leverage the artificial intelligence (“AI”) writing assistant for administrative tasks.
2.  Summary of Significant Accounting Policies
There have been no material changes to the significant accounting policies of the Company during the three months ended June 30, 2025 as compared to those described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025 and filed with the SEC on May 20, 2025.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with U.S. GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025.
The accompanying condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s financial position, results of operations, stockholders’ equity, and cash flows. The results of operations for the three months ended June 30, 2025, shown in this report are not necessarily indicative of the results to be expected for the full year ending March 31, 2026.
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

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
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
Concentrations of credit risk with respect to accounts receivable are primarily limited to certain customers to which the Company makes substantial sales. No customer represented 10% or more of revenue for the three months ended June 30, 2025 and 2024. The Company’s significant customers that represented 10% or more of accounts receivable, net for the periods presented were as follows:

	Accounts Receivable, Net
	June 30, 2025	March 31, 2025

Customer A	*	12%
_______________
* Less than 10%
For the purpose of assessing the concentration of credit risk for significant customers, the Company defines a customer as an entity that purchases the Company’s services directly or indirectly through marketing agencies.
Accounting Pronouncements Recently Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses on an annual and interim basis. The standard was effective for the Company for its fiscal year beginning April 1, 2024, and for interim periods within the fiscal year beginning April 1, 2025. The Company adopted ASU 2023-07 retrospectively during the fiscal year ended March 31, 2025. See Note 15—Segment and Geographic Information in the accompanying notes to the condensed consolidated financial statements for further detail.
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

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
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

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Revenue Disaggregation
Revenue consisted of the following (in thousands):

	Three Months Ended June 30,
	2025	2024
Subscription	$137,876	$119,968
Other	8,037	6,708
Total revenue	$145,913	$126,676
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
The Company records unbilled revenue when revenue is recognized in amounts for which it is contractually entitled but exceeds the amounts the Company has a right to bill as of the end of the period. The Company records unbilled revenue on the condensed consolidated balance sheets within prepaid expenses and other current assets. The Company’s unbilled revenue balances were $3.2 million and $1.7 million as of June 30, 2025 and March 31, 2025, respectively.
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
Revenue recognized from amounts included in deferred revenue as of the beginning of the period was $77.8 million and $69.4 million for the three months ended June 30, 2025 and 2024, respectively.
Deferred Contract Costs
The Company capitalizes sales compensation that is considered to be an incremental and recoverable cost of obtaining a contract with a customer. The Company pays commissions based on signing new arrangements with customers and upon renewals and expansion of existing contracts with customers.
Deferred compensation is generally amortized over the weighted-average contractual term, ranging from 8 months to 14 months. The portion of deferred compensation expected to be recognized within one year of the balance sheet date is included in prepaid expenses and other current assets, and the remaining portion is recorded as other assets on the condensed consolidated balance sheets. The amortization of deferred contract costs is included in sales and marketing expense in the condensed consolidated statements of operations. Sales compensation that is not considered an incremental cost is expensed in the same period that it was earned.
The Company capitalized contract acquisition costs of $2.0 million and $1.4 million for the three months ended June 30, 2025 and 2024, respectively. Amortization of deferred contract costs was $3.9 million and $2.7 million for the three months ended June 30, 2025 and 2024, respectively. The Company’s current and non-current deferred contract cost balances were $5.1 million and $0.5 million, respectively, as of June 30, 2025, and were $7.0 million and $0.5 million, respectively, as of March 31, 2025.
Deferred contract costs are periodically analyzed for impairment. There were no impairment losses relating to deferred contract costs during the three months ended June 30, 2025 and 2024.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
4.  Investments
The cost, gross unrealized gains and losses, and fair value of investments are as follows (in thousands):

	As of June 30, 2025
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Commercial paper	$42,471	$—	$(6)	$42,465
Money market funds	85,224	—	—	85,224
U.S. government securities	2,497	—	—	2,497
Total cash equivalents	130,192	—	(6)	130,186
Marketable securities:
Commercial paper	48,531	2	(15)	48,518
Corporate notes and bonds	480,440	1,223	(124)	481,539
U.S. government and agency securities	173,155	504	(4)	173,655
Total marketable securities	702,126	1,729	(143)	703,712
Total cash equivalents and marketable securities	$832,318	$1,729	$(149)	$833,898
As of June 30, 2025, the contractual maturities of the Company’s available-for-sale debt securities were as follows (in thousands):

Fair Value
Due within one year	$532,444
Due in one to two years	216,230
Total	$748,674
Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations.
The cost, gross unrealized gains and losses, and fair value of investments were as follows (in thousands):

	As of March 31, 2025
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Commercial paper	$73,055	$—	$(8)	$73,047
Money market funds	84,475	—	—	84,475
Total cash equivalents	157,530	—	(8)	157,522
Marketable securities:
Commercial paper	42,860	7	(4)	42,863
Corporate notes and bonds	501,202	1,373	(131)	502,444
U.S. government and agency securities	160,212	532	(1)	160,743
Total marketable securities	704,274	1,912	(136)	706,050
Total cash equivalents and marketable securities	$861,804	$1,912	$(144)	$863,572
As of June 30, 2025 and March 31, 2025, the Company has recognized accrued interest of $5.9 million and $5.8 million, respectively, which is included in prepaid expenses and other current assets in the condensed consolidated balance sheets.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The unrealized losses associated with the Company’s debt securities were immaterial as of June 30, 2025 and March 31, 2025. As the Company does not intend to sell the securities with unrealized losses and it is more likely than not that the Company will hold these securities until maturity or until the cost basis is recovered, the Company did not recognize any impairment on these securities as of June 30, 2025 or March 31, 2025. The Company did not recognize any credit losses related to the Company’s debt securities as of June 30, 2025 or March 31, 2025. The fair value related to the debt securities with unrealized losses for which no credit losses were recognized was $224.2 million and $177.3 million as of June 30, 2025 and March 31, 2025, respectively.
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
The following tables present the fair value hierarchy for the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of June 30, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	$—	$42,465	$—	$42,465
Money market funds	85,224	—	—	85,224
U.S. government securities	2,497	—	—	2,497
Total cash equivalents	87,721	42,465	—	130,186
Marketable securities:
Commercial paper	—	48,518	—	48,518
Corporate notes and bonds	—	481,539	—	481,539
U.S. government and agency securities	170,645	3,010	—	173,655
Total marketable securities	170,645	533,067	—	703,712
Total cash equivalents and marketable securities	$258,366	$575,532	$—	$833,898

Liabilities:
Contingent earn-out consideration liability	$—	$—	$5,661	$5,661
Total contingent earn-out consideration liability	$—	$—	$5,661	$5,661

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
During the three months ended June 30, 2025 and 2024, the Company had no transfers between levels of the fair value hierarchy.
Contingent Earn-out Consideration Liability
The following table summarizes the changes in the contingent earn-out consideration liability (in thousands):

	Three Months Ended June 30,
	2025	2024
Beginning fair value	$11,493	$16,813
Additions in the period	—	—
Change in fair value	168	202
Payments	(6,000)	(6,000)
Ending fair value	$5,661	$11,015
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

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
6.  Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2025	March 31, 2025
Furniture and equipment	$1,977	$2,140
Computers and software	505	689
Leasehold improvements	816	816
Internal-use software development costs	37,380	34,958
Total property and equipment	40,678	38,603
Less: accumulated depreciation and amortization	(26,403)	(24,947)
Total property and equipment, net	$14,275	$13,656
Depreciation and amortization expense on property and equipment was $1.8 million and $1.5 million for the three months ended June 30, 2025 and 2024, respectively. Included in these amounts was amortization expense for internal-use software development costs of $1.7 million and $1.3 million for the three months ended June 30, 2025 and 2024, respectively. The amortization of the internal-use software development costs is included in cost of revenue in the condensed consolidated statements of operations.
The Company capitalized internal-use software development costs of $2.5 million and $2.0 million during the three months ended June 30, 2025 and 2024, respectively. Internal-use software development costs are included in property and equipment, net in the condensed consolidated balance sheets.
During the second quarter of fiscal 2025, an immaterial impairment charge was recognized on property and equipment in connection with a sublease. No other impairment was recognized on property and equipment during the three months ended June 30, 2025 and 2024.
7.  Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2025	March 31, 2025
Accrued commissions	$4,997	$7,053
Accrued payroll, bonus, and related expenses	8,365	10,761
Employee contributions under employee stock purchase plan	1,717	587
Rebate liabilities	2,430	7,172
Sales and other tax liabilities	2,026	1,357
Current portion of contingent earn-out consideration liability	5,661	5,914
Transferable federal tax credits payable	8,326	—
Other	4,841	5,561
Total accrued expenses and other current liabilities	$38,363	$38,405

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
8.  Intangible Assets and Goodwill
Intangible Assets
Intangible assets, net consisted of the following (in thousands):

	June 30, 2025	March 31, 2025
Customer relationships	$37,069	$37,069
Other intangibles	1,531	1,531
Total intangible assets	38,600	38,600
Less: accumulated amortization	(16,531)	(15,528)
Total intangible assets, net	$22,069	$23,072
Amortization expense for intangible assets was $1.0 million and $1.1 million for the three months ended June 30, 2025 and 2024, respectively.
No impairment charges on intangible assets were recorded during the three months ended June 30, 2025 and 2024.
As of June 30, 2025, future amortization expense is as follows (in thousands):

Year Ending March 31,	Amount
Remainder of 2026	$3,009
2027	4,010
2028	4,010
2029	4,010
2030	4,010
Thereafter	3,020
Total future amortization expense	$22,069
Goodwill
As of June 30, 2025 and March 31, 2025, the Company’s goodwill balance was $67.9 million. No impairment charges on goodwill were recorded during the three months ended June 30, 2025 and 2024.
9.  Equity
Preferred Stock
In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 100,000,000 shares of undesignated preferred stock with a par value of $0.001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors. As of June 30, 2025 and March 31, 2025, there were no shares of preferred stock issued and outstanding.
Common Stock and Dual-Class Structure
The Company has two classes of common stock authorized: Class A common stock and Class B common stock, and are collectively referred to as common stock throughout the notes to the condensed consolidated financial statements, unless otherwise noted. The Company’s amended and restated certificate of incorporation authorized the issuance of 1,000,000,000 shares of Class A common stock with par value of $0.001 and one vote per share, and 500,000,000 shares of Class B common stock with par value of $0.001 and ten votes per share. The holders of common stock are entitled to receive dividends, as may be declared by the board of directors. Each outstanding share of Class B common stock may be converted at any time at the option of the holder into one share of Class A common stock. As of June 30, 2025, there were 136,533,274 shares of Class A common stock, and 50,919,611 shares of Class B common stock outstanding.
Stock Repurchase Program

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Prior to March 31, 2024, the Company’s board of directors authorized various programs to repurchase up to $410 million of the Company’s Class A common stock. Under these programs, the Company repurchased and retired 16,480,514 shares of Class A common stock. All of these programs were completed as of April 2024.
On May 1, 2024 the Company’s board of directors authorized a program to repurchase up to $500 million of the Company’s Class A common stock with no expiration date. As of June 30, 2025, the Company repurchased and retired 4,141,229 shares of Class A common stock under this program for an aggregate purchase price of $198.3 million and $301.7 million remained available and authorized for repurchase.
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
Effective January 1, 2023, the Company’s share repurchases in excess of allowable share issuances are subject to a 1% excise tax as a result of the Inflation Reduction Act of 2022. As of June 30, 2025, the Company had accrued excise taxes of $0.7 million and nil as of March 31, 2025.
Common Stock Warrants
In October 2021, the Company issued a warrant to U.S. News (the “U.S. News Warrant”) to purchase 516,000 shares of Class A common stock with an exercise price of $12.56 per share in connection with the execution of a commercial agreement with U.S. News. The U.S. News Warrant expires 10 years from the date of grant. The first tranche of the U.S. News Warrant vested on May 1, 2022 and the remainder will vest on a monthly basis over approximately 6 years. The grant-date fair value of the U.S. News Warrant was $34.7 million, which was determined using the Black-Scholes option-pricing model on the date of grant. The fair value of the warrant is recognized as expense in cost of revenue in the condensed consolidated statements of operations on a straight-line basis over its vesting term of 6.48 years. During the three months ended June 30, 2025 and 2024, $1.3 million was recognized as stock-based compensation expense relating to the U.S. News Warrant. As of March 31, 2025, 279,500 shares under the warrant were outstanding. During the three months ended June 30, 2025, 28,667 shares with an intrinsic value of $1.3 million were exercised under the warrant and 250,833 shares under the warrant were outstanding as of June 30, 2025. As of June 30, 2025, unamortized stock-based compensation expense related to the unvested warrants was $14.8 million, which is expected to be recognized over the remaining vesting period of 2.75 years.
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
The Company granted stock options under the terms of the Plans and outside of the Plans, as approved by the board of directors. During fiscal 2018, the Company granted 4,682,582 options outside of the Plans, of which 2,114,582 options were exercised and 2,568,000 were outstanding as of June 30, 2025.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The Company has shares of common stock reserved for issuance as follows (in thousands):

June 30, 2025
Common stock warrants	251
2010 Plan
Options outstanding	9,899
2021 Plan
Awards outstanding	4,492
Shares available for future grant	44,238
2021 ESPP	11,630
Options outstanding outside the Plans	2,568
Total	73,078
Stock Options
Stock options granted generally vest over four years with service-based, performance-based, and/or market-based conditions and expire ten years from the date of grant.
Stock option activities within the Plans as well as outside of the Plans were as follows:

	Number of Shares (in thousands)	Weighted-Average Exercise Price	Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance, March 31, 2025	13,013	$4.82	4.92	$692,422
Options exercised	(472)	4.32
Options forfeited or expired	(74)	6.39
Balance, June 30, 2025	12,467	4.83	4.60	704,483
Vested and exercisable as of June 30, 2025	9,996	4.10	4.36	572,163
Vested and expected to vest as of June 30, 2025	12,467	4.83	4.60	704,483
The aggregate intrinsic value of options exercised during the three months ended June 30, 2025 and 2024 was $23.7 million and $18.8 million, respectively.
As of June 30, 2025, unamortized stock-based compensation expense related to unvested stock options was $8.7 million, which is expected to be recognized over a weighted-average period of 1.86 years.
The Company has not granted any stock options since the first quarter of fiscal 2022.
Restricted Stock Units (“RSUs”)
The RSUs granted by the Company generally vest over three or four years based on continued service.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes RSU activity (in thousands, except per share information):

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance, March 31, 2025	3,347	$31.66
Granted	811	58.17
Vested	(454)	32.78
Forfeited	(159)	33.35
Unvested balance, June 30, 2025	3,545	37.51
The total fair value of RSUs vested during the three months ended June 30, 2025 and 2024 was $26.5 million and $7.4 million, respectively.
As of June 30, 2025, total unrecognized stock-based compensation expense related to unvested RSUs was $121.1 million, which is expected to be recognized over a weighted-average period of 2.04 years.
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
As of March 31, 2025, 480,030 PSUs were outstanding. During the three months ended June 30, 2025, 618,009 PSUs were granted, 89,128 PSUs vested, and 61,578 PSUs were forfeited. As of June 30, 2025, 947,333 PSUs were outstanding, of which, 799,049 PSUs are considered granted from an accounting perspective as the performance targets have been established.
As of June 30, 2025, the unamortized stock-based compensation expense related to outstanding PSUs for which performance conditions have been established was $28.1 million, which is calculated based on the probable outcome of the performance conditions as of June 30, 2025. The amount of expense to be recognized will be based on the extent the performance metrics are achieved.
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended June 30,
	2025	2024
Cost of revenue	$2,980	$2,894
Research and development	6,649	4,684
Sales and marketing	7,710	6,586
General and administrative	4,526	2,926
Total stock-based compensation expense	$21,865	$17,090

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
10.  Net Income Per Share Attributable to Common Stockholders
The following table presents the reconciliation of the numerator and denominator for calculating basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended June 30,
	2025	2024
Numerator
Net income	$53,320	$41,377
Denominator
Weighted-average shares used in computing net income per share attributable to Class A and Class B common stockholders, basic	187,984	185,610
Dilutive effect of stock options	11,449	13,297
Dilutive effect of other share-based awards	1,725	317
Weighted-average shares used in computing net income per share attributable to Class A and Class B common stockholders, diluted	201,158	199,224
Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.28	$0.22
Diluted	$0.27	$0.21
Certain potentially dilutive securities have been excluded from the calculation of diluted net income per share during the applicable periods because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended June 30,
	2025	2024
Other share-based awards	244	1,631
Common stock warrants	261	516
Total	505	2,147
11.  Commitments and Contingencies
Contractual Commitments
The Company has contractual commitments that relate mainly to third-party cloud infrastructure agreements and subscription agreements, which are used to facilitate the Company’s operations.
The Company has a web hosting arrangement for 3 years ending December 31, 2027, with an annual commitment of $7 million. As of June 30, 2025, the total remaining commitment was $14 million.
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

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Legal Matters
Beginning in April 2024, the Company and certain of our directors and officers have been named in lawsuits in the United States District Court for the Northern District of California. The first lawsuit is captioned In re Doximity, Inc. Securities Litigation, No. 5:24-cv-02281 (N.D. Cal.). The operative complaint brings securities law claims on behalf of a putative class of our investors from June 24, 2021 and August 8, 2023 against the Company and our CEO related to our disclosure of user count and engagement rates. Five shareholder derivative lawsuits have also been filed. Two are consolidated under the caption In re Doximity, Inc. Stockholder Derivative Litigation, No. 5:24-cv-02801 (N.D. Cal.). Two were filed in the United States District Court for the District of Delaware, they are captioned Guttman v. Tangney, et al,. 1:24-cv-01387 (D. Del) and Wong v. Tangney, et al., No. 1:25-cv-750 (D. Del.). One was filed in the Court of Chancery of the State of Delaware with the caption, Stern v. Tangney, et al., No. 2025-0661 (Del. Ch.) The complaints assert claims for, among other things, violations of securities law, breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste against certain of our directors and officers on a similar basis to the securities lawsuit. The securities lawsuit is currently proceeding in the discovery phase. Other similar lawsuits or proceedings may be initiated in the future. The defendants intend to defend vigorously against these actions. In light of, among other things, the early stage of the litigation, the Company is unable to predict the outcome of these matters and is unable to reasonably estimate the amount or range of loss, if any, that could result from an unfavorable outcome.
From time to time, the Company has become involved in claims and other legal matters arising in the ordinary course of business. The Company investigates these claims as they arise. Although claims are inherently unpredictable, the Company is currently not aware of any other matters that, if determined adversely to the Company, would individually or taken together have a material effect on its results of operations, financial position, or cash flows. No material loss contingencies were recorded for the three months ended June 30, 2025 and 2024.
12.  Leases
The Company has non-cancelable operating leases for the rental of office space with various expiration dates through 2030.
The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,
	2025	2024
Operating lease cost, net of sublease income	$470	$631
Variable lease cost	15	6
Total lease cost	$485	$637
During the second quarter of fiscal 2025, the Company executed a sublease for a portion of its Curative office space in Irving, Texas. Any impairment to the associated right-of-use assets and underlying property and equipment as a result of a sublease is recognized in the period the sublease is executed and recorded in the condensed consolidated statements of operations.
The sublease commenced in November 2024 and has a lease term of approximately 5.5 years. The Company has classified the sublease as an operating lease. Total lease payments under the sublease are $2.4 million over the lease term of the sublease. Sublease income is recognized as a reduction of lease expense in the Company’s consolidated statements of operations.
Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended June 30,
	2025	2024
Cash paid for amounts included in measurement of lease liabilities—Operating cash flows	$684	$666

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Supplemental balance sheet information related to leases was as follows:

	June 30, 2025	March 31, 2025
Weighted-average remaining lease term (in years)	4.94	5.17
Weighted-average discount rate	4.19%	4.19%
Maturities of operating lease liabilities, excluding sublease income, as of June 30, 2025 were as follows (in thousands):

Remainder of 2026	$2,004
2027	2,497
2028	2,605
2029	2,667
2030	2,706
Thereafter	679
Total future lease payments	$13,158
Less: imputed interest	(1,317)
Present value of lease liabilities	$11,841
13.  Other Income, net
Other income, net consisted of the following (in thousands):

	Three Months Ended June 30,
	2025	2024
Interest income	$9,865	$7,168
Other expense	(235)	(52)
Other income, net	$9,630	$7,116
14.  Income Taxes
The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. The Company’s effective tax rates for the three months ended June 30, 2025 and 2024 were 16.9% and 22.2%, respectively.
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
15.  Segment and Geographic Information
The Company has determined that it has one operating and reportable segment. The Chief Operating Decision Maker (“CODM”) is the Company's Chief Executive Officer (“CEO”); he reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources. The Company’s operating segment derives revenue in a manner as described in Note 3—Revenue.
The CODM assesses performance for the operating segment and decides how to allocate resources based on the review of consolidated net income, which the CODM uses to monitor budget versus actual results and review historical company performance trends. Significant segment expenses were determined to be cost of revenues, research and development expenses, sales and marketing expenses, general and administrative expenses, other income, net, and provision for income taxes, all of which are presented in the condensed consolidated statements of operations for the three months ended June 30, 2025 and 2024. Other significant segment expenses include stock-based compensation expense and depreciation and amortization expense, which are presented in Note 9—Equity and the condensed consolidated statements of cash flows, respectively for the three

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
months ended June 30, 2025 and 2024. All intercompany transactions are eliminated upon consolidation. Assets provided to the CODM are consistent with those reported on the condensed consolidated balance sheets.
Substantially all of the Company’s long-lived assets were based in the United States as of June 30, 2025 and March 31, 2025. For the three months ended June 30, 2025 and 2024, no country outside of the United States accounted for more than 10% of total revenue and substantially all of the Company’s revenue was derived in the United States.
16.  Subsequent Events
In July 2025, the Company executed a definitive agreement to acquire all outstanding shares of Pathway Medical Inc., an AI-based medical knowledge platform, for cash consideration of $26 million. The acquisition closed and the cash consideration was transferred on the same day. In conjunction with the acquisition, the Company also issued restricted stock unit awards valued at approximately $37 million to certain individuals joining the company, which are subject to service and/or performance vesting conditions.
In July 2025, the Compensation Committee of the Board of Directors approved an equity award pool of $30 million, subject to both performance-based and service-based vesting conditions. Participants can earn up to 300% of the original pool. Out of the pool, $20 million worth of PSUs have been granted.
In July 2025, Congress passed and the President signed into law H.R. 1, the One Big Beautiful Bill Act ("Tax Act") which addresses certain business tax provisions enacted as a part of the 2017 Tax Cuts and Jobs Act including restoration of Section 174 expensing for US-based research. Accounting Standards Codification Topic 740, Income Taxes, (“Topic 740”) requires the tax impacts to be included in the reporting period that includes the date the Tax Act was signed into law. As the Tax Act was enacted in the second quarter of FY26, management is currently evaluating the impact of the tax law changes but we do not expect there to be any material impact to the overall tax expense or effective tax rate for the year. Management is currently evaluating the impact of the Tax Act on future cash taxes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and accompanying notes that are included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K, filed with the SEC on May 20, 2025. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K or in other parts of this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future, and our interim results are not necessarily indicative of the results that may be expected for the full fiscal year or any other period. The last day of our fiscal year is March 31st. Our fiscal quarters end on June 30th, September 30th, December 31st, and March 31st. Fiscal 2026, our current fiscal year, will end on March 31, 2026.
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
Our business model has delivered high revenue growth at scale with profitability. For the three months ended June 30, 2025 and 2024, we recognized revenue of $145.9 million and $126.7 million, respectively, representing a year-over-year growth rate of 15%. For the three months ended June 30, 2025 and 2024, our net income was $53.3 million and $41.4 million and our adjusted EBITDA was $79.8 million and $65.9 million, respectively. We have accomplished this while focusing on our core mission to help every physician be more productive and provide better care for their patients.

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
The number of customers with at least $500,000 of revenue has grown steadily in recent years as we have engaged new customers and expanded within existing ones. This cohort of customers accounted for approximately 84% of our revenue for the TTM ended June 30, 2025.

	June 30,
	2025	2024
Number of customers with at least $500,000 of revenue	120	103
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

	June 30,
	2025	2024
Net revenue retention rate	118%	114%

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

The following table presents a reconciliation of net income to adjusted EBITDA, adjusted EBITDA margin, and net income margin (in thousands, except percentages):

	Three Months Ended June 30,
	2025	2024
Net income	$53,320	$41,377
Adjusted to exclude the following:
Acquisition and other related expenses	428	—
Stock-based compensation	21,865	17,090
Depreciation and amortization	2,794	2,562
Provision for income taxes	10,827	11,792
Change in fair value of contingent earn-out consideration liability	168	202
Other income, net	(9,630)	(7,116)
Adjusted EBITDA	$79,772	$65,907

Revenue	$145,913	$126,676
Net income margin	37%	33%
Adjusted EBITDA margin	55%	52%
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
The following table presents a reconciliation of our free cash flow to the most comparable GAAP measure, net cash provided by operating activities, for each of the periods indicated (in thousands):

	Three Months Ended June 30,
	2025	2024
Net cash provided by operating activities	$62,101	$41,243
Internal-use software development costs	(1,966)	(1,704)
Free cash flow	$60,135	$39,539
Other cash flow components:
Net cash provided by investing activities	$2,679	$29,941
Net cash used in financing activities	$(137,133)	$(56,527)

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
We also generate revenue from temporary and permanent medical recruiting services which we charge on an hourly-fee, and retainer and placement-fee basis, respectively. For the three months ended June 30, 2025 and 2024, the revenue from temporary and permanent medical recruiting services was not significant to our total revenue.
For a description of our revenue accounting policies, see Note 2—Summary of Significant Accounting Policies included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025 and filed with the SEC on May 20, 2025.
Cost of Revenue
Cost of revenue is primarily comprised of expenses related to cloud hosting, personnel-related expenses for our customer success team, costs for third-party platform access, information technology, software subscription costs, and other services used in connection with the delivery and support of our platform. Our cost of revenue also includes the amortization of internal-use software development costs, editorial and other content-related expenses, and allocated overhead. Cost of revenue is driven by the growth of our member network and utilization of our workflow tools. We intend to continue to invest additional resources in our cloud infrastructure and our customer support organizations to support the growth of our business.
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
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in U.S. federal, state, and local jurisdictions in which we conduct business. We continue to maintain a valuation allowance related to specific net deferred tax assets where it is not more likely than not that the deferred tax assets will be realized, which includes Arizona research and development credits and capital loss carryforwards. We calculate income taxes in interim periods by applying an estimated annual effective tax rate to income before income taxes and by calculating the tax effect of discrete items recognized during the period. Our effective income tax rate generally differs from the U.S. statutory tax rate of 21.0% primarily due to U.S. federal and state research and development tax credits, and stock-based compensation related tax benefits.

Results of Operations
The following tables set forth our condensed consolidated results of operations data and such data as a percentage of revenue for the periods presented.

	Three Months Ended June 30,
	2025	2024
	(in thousands)
Revenue	$145,913	$126,676
Cost of revenue(1)	15,793	13,550
Gross profit	130,120	113,126
Operating expenses:
Research and development(1)	26,799	22,574
Sales and marketing(1)	36,365	35,244
General and administrative(1)	12,439	9,255
Total operating expenses	75,603	67,073
Income from operations	54,517	46,053
Other income, net	9,630	7,116
Income before income taxes	64,147	53,169
Provision for income taxes	10,827	11,792
Net income	$53,320	$41,377
_______________
(1)Costs and expenses include stock-based compensation expense as follows:

	Three Months Ended June 30,
	2025	2024
	(in thousands)
Cost of revenue	$2,980	$2,894
Research and development	6,649	4,684
Sales and marketing	7,710	6,586
General and administrative	4,526	2,926
Total stock-based compensation expense	$21,865	$17,090

	Three Months Ended June 30,
	2025	2024
	(percentages of revenue)
Revenue	100%	100%
Cost of revenue	11	11
Gross profit	89	89
Operating expenses:
Research and development	18	18
Sales and marketing	25	28
General and administrative	9	7
Total operating expenses	52	53
Income from operations	37	36
Other income, net	7	6
Income before income taxes	44	42
Provision for income taxes	7	9
Net income	37%	33%

Comparison of the three months ended June 30, 2025 and 2024.
Revenue

	Three Months Ended June 30,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Revenue	$145,913	$126,676	$19,237	15%
Revenue for the three months ended June 30, 2025 increased $19.2 million as compared to the same period in 2024. The increase was primarily driven by a $17.9 million increase in subscription revenue. Of the increase in subscription revenue, $4.8 million was driven by the addition of new subscription customers1 and $13.1 million was due to the expansion of existing customers. The expansion of existing customers was primarily driven by average revenue per existing Marketing Solutions customers increasing by approximately 14% as a result of adding new and growing existing brands and service lines. Approximately 94% of our revenue for the three months ended June 30, 2025 was derived from subscription customers.
Cost of revenue, gross profit and gross margin

	Three Months Ended June 30,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Cost of revenue	$15,793	$13,550	$2,243	17%
Gross profit	$130,120	$113,126	$16,994	15%
Gross margin	89%	89%
Cost of revenue for the three months ended June 30, 2025 increased $2.2 million as compared to the same period in 2024. The increase was primarily driven by increases in personnel, hosting, and other costs to support revenue growth.
The gross margin for the three months ended June 30, 2025 remained consistent as compared to the same period in 2024.
Operating Expenses
Research and development

	Three Months Ended June 30,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Research and development	$26,799	$22,574	$4,225	19%
Research and development expense for the three months ended June 30, 2025 increased $4.2 million as compared to the same period in 2024. The increase was driven by a $2.2 million increase in stock-based compensation as a result of new awards granted to new hires and existing employees, a $1.5 million increase in personnel costs due to merit increases and increases in average headcount, and a $0.6 million increase in third-party contractor costs.
Sales and marketing

	Three Months Ended June 30,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Sales and marketing	$36,365	$35,244	$1,121	3%
Sales and marketing expense for the three months ended June 30, 2025 increased $1.1 million as compared to the same period in 2024, primarily driven by a $1.1 million increase in stock-based compensation as a result of new awards granted to new hires and existing employees.
1 We define new subscription customers as revenue generating subscription customers in the current fiscal period who did not contribute any revenue for the same period in the prior fiscal year.

General and administrative

	Three Months Ended June 30,		Change
	2025	2024	$	%
	(in thousands, except percentages)
General and administrative	$12,439	$9,255	$3,184	34%
General and administrative expense for the three months ended June 30, 2025 increased $3.2 million as compared to the same period in 2024, primarily driven by a $1.6 million increase in stock-based compensation as a result of new awards granted to new hires and existing employees and a $1.1 million increase in legal and accounting expenses.
Other income, net

	Three Months Ended June 30,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Other income, net	$9,630	$7,116	$2,514	35%
Other income, net for the three months ended June 30, 2025 increased $2.5 million as compared to the same periods in 2024, primarily driven by increases in interest income due to higher yields earned on our cash equivalents and marketable securities portfolio and a higher average portfolio balance.
Provision for income taxes

	Three Months Ended June 30,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Provision for income taxes	$10,827	$11,792	$(965)	(8)%
Income tax expense for the three months ended June 30, 2025 decreased $1.0 million as compared to the same period in 2024, primarily driven by increased tax deductions from stock award activities offset in part by higher income before taxes.
Liquidity and Capital Resources
Since inception, we have financed operations primarily through proceeds received from sales of equity securities and payments received from our customers. As of June 30, 2025, our principal sources of liquidity were cash and cash equivalents and marketable securities of $841.0 million. Our marketable securities consist of U.S. government and agency securities, corporate notes and bonds, and commercial paper.
Prior to March 31, 2024, the Company’s board of directors authorized various programs to repurchase up to $410 million of the Company’s Class A common stock. Under these programs, the Company repurchased and retired 16,480,514 shares of Class A common stock. All of these programs were completed as of April 2024.
On May 1, 2024 the Company’s board of directors authorized a program to repurchase up to $500 million of the Company’s Class A common stock with no expiration date. As of June 30, 2025, the Company repurchased and retired 4,141,229 shares of Class A common stock under this program for an aggregate purchase price of $198.3 million and $301.7 million remained available and authorized for repurchase.
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
Effective January 1, 2023, the Company’s share repurchases in excess of allowable share issuances are subject to a 1% excise tax as a result of the Inflation Reduction Act of 2022. As of June 30, 2025, the Company had accrued excise taxes of $0.7 million and nil as of March 31, 2025.
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
Cash Flows

	Three Months Ended June 30,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$62,101	$41,243
Net cash provided by investing activities	$2,679	$29,941
Net cash used in financing activities	$(137,133)	$(56,527)
Net cash provided by operating activities
Cash provided by operating activities was $62.1 million for the three months ended June 30, 2025. This consisted of net income of $53.3 million, adjusted for non-cash items of $26.1 million and a net outflow from operating assets and liabilities of $17.3 million. Non-cash items primarily consisted of stock-based compensation expense of $21.9 million, depreciation and amortization expense of $2.8 million, amortization of deferred contract costs of $3.9 million, and non-cash lease expense of $0.5 million, partially offset by the accretion of discount on marketable securities of $2.5 million. The net outflow from operating assets and liabilities was driven by a $13.4 million increase in accounts receivable due to the timing of billings and collections, a $4.2 million increase in prepaid expenses and other assets primarily due to prepaid taxes, a $2.0 million increase in deferred contract costs, and a $0.6 million decrease in operating lease liabilities. The outflows were partially offset by a $3.0 million increase in deferred revenue due to the timing of customer billings and program launches.
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

Net cash provided by investing activities
Cash provided by investing activities was $2.7 million for the three months ended June 30, 2025, which primarily consisted of proceeds from the maturities of marketable securities of $144.6 million, partially offset by $139.9 million of marketable securities purchases and $2.0 million for internal-use software development costs.
Cash provided by investing activities was $29.9 million for the three months ended June 30, 2024, which primarily consisted of proceeds from the maturities of marketable securities of $202.1 million, partially offset by $170.4 million of marketable securities purchases and $1.7 million for internal-use software development costs.
Net cash used in financing activities
Cash used in financing activities was $137.1 million for the three months ended June 30, 2025, which primarily consisted of common stock repurchases of $122.4 million, $5.2 million of payments for contingent consideration related to the AMiON acquisition, and $11.9 million of taxes paid related to the net share settlement of equity awards. These payments were partially offset by $2.4 million of proceeds from the exercise of stock options and common stock warrants.
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
There have been no material changes to our critical accounting policies and estimates during the three months ended June 30, 2025 as compared to those described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025 and filed with the SEC on May 20, 2025.
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
Interest Rate Risk
Our cash and cash equivalents and marketable securities primarily consist of cash on hand and highly liquid investments in money market funds, corporate notes and bonds, commercial paper, and U.S. government and agency securities. As of June 30, 2025, we had cash and cash equivalents of $137.3 million and marketable securities of $703.7 million. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair value of our investments. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates.
A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $5.0 million and $5.4 million, respectively, in the market value of our cash equivalents and marketable securities as of June 30, 2025 and March 31, 2025.

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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Beginning in April 2024, the Company and certain of our directors and officers have been named in lawsuits in the United States District Court for the Northern District of California. The first lawsuit is captioned In re Doximity, Inc. Securities Litigation, No. 5:24-cv-02281 (N.D. Cal.). The operative complaint brings securities law claims on behalf of a putative class of our investors from June 24, 2021 and August 8, 2023 against the Company and our CEO related to our disclosure of user count and engagement rates. Five shareholder derivative lawsuits have also been filed. Two are consolidated under the caption In re Doximity, Inc. Stockholder Derivative Litigation, No. 5:24-cv-02801 (N.D. Cal.). Two were filed in the United States District Court for the District of Delaware, they are captioned Guttman v. Tangney, et al,. 1:24-cv-01387 (D. Del) and Wong v. Tangney, et al., No. 1:25-cv-750 (D. Del.). One was filed in the Court of Chancery of the State of Delaware with the caption, Stern v. Tangney, et al., No. 2025-0661 (Del. Ch.) The complaints assert claims for, among other things, violations of securities law, breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste against certain of our directors and officers on a similar basis to the securities lawsuit. The securities lawsuit is currently proceeding in the discovery phase. Other similar lawsuits or proceedings may be initiated in the future. The defendants intend to defend vigorously against these actions.
For further discussion of our legal proceedings, please refer to Note 11—Commitments and Contingencies included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
We are subject to various risks that could have a material adverse impact on our financial position, results of operations, or cash flows. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the factors discussed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also materially adversely affect our financial position, results of operations, or cash flows. There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
On May 2, 2025, the Company issued 28,667 shares of Class A common stock upon the exercise of the warrant issued to U.S. News & World Report, L.P. in June 2021, at an exercise price of $12.56 per share and aggregate consideration of $360,058.
Share Repurchases
The following table presents information with respect to the repurchases of our Class A common stock during the three months ended June 30, 2025:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
April 1 - 30, 2025	1,073,195	$53.24	1,073,195	$366,876
May 1 - 31, 2025	701,871	$53.66	701,871	$329,214
June 1 - 30, 2025	490,937	$56.08	490,937	$301,683
Total	2,266,003		2,266,003
_______________
(1)On May 1, 2024, the Company’s board of directors authorized a program to repurchase up to $500 million of the Company’s Class A common stock with no expiration date. The repurchases can be executed through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.
Item 5. Other Information

Rule 10b5-1 Trading Plans
On May 22, 2025, Anna Bryson, the Chief Financial Officer of the Company, terminated a Rule 10b5-1 trading arrangement for the sale of securities of the Company’s common stock (a “Rule 10b5-1 Trading Plan”) that she had previously entered into on November 12, 2024. Ms. Bryson’s Rule 10b5-1 Trading Plan, which was scheduled to expire pursuant to its terms on May 29, 2026, provided for the exercise and sale of 375,000 shares of common stock pursuant to a series of market orders
On May 27, 2025, Ms. Bryson, adopted a new Rule 10b5-1 Trading Plan that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Ms. Bryson’s new Rule 10b5-1 Trading Plan, which has a term from May 27, 2025 to May 27, 2026, provides for the exercise and sale of 160,000 shares of common stock pursuant to a series of market orders.
Other than the Rule 10b5-1 Trading Plan noted above, during the quarter ended June 30, 2025, none of our directors or executive officers as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934 adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-256584	3.2	June 15, 2021

3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-256584	3.4	June 15, 2021

4.1	Form of Class A common stock certificate of the Registrant.	S-1	333-256584	4.1	May 28, 2021

4.2	Amended and Restated Investors’ Rights Agreement, dated April 10, 2014, by and among the Registrant and certain of its stockholders.	S-1	333-256584	4.2	May 28, 2021

4.3	Warrant to Purchase Shares of Common Stock issued to U.S. News & World Report, L.P., dated March 10, 2017.	S-1	333-256584	4.3	May 28, 2021

4.4	Warrant to Purchase Shares of Class A Common Stock issued to U.S. News & World Report, L.P., dated June 14, 2021.	10-Q	001-40508	4.2	August 12, 2021

4.5	Amendment to Warrant to Purchase Shares of Class A Common Stock issued to U.S. News & World Report, L.P., dated September 2, 2021.	10-Q	001-40508	4.3	November 10, 2021

4.6	Second Amendment to Warrant to Purchase Shares of Class A Common Stock issued to U.S. News & World Report, L.P., dated October 8, 2021.	10-Q	001-40508	4.4	November 10, 2021

10.1#	Nate Gross Advisor Agreement	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith
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

DOXIMITY, INC.

Date: August 7, 2025	By:	/s/ Jeffrey Tangney
Jeffrey Tangney Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2025	By:	/s/ Anna Bryson
Anna Bryson Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)