Form 10-Q
period 2025-09-30
Doximity, Inc.
filed 2025-11-06
CIK 1516513

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
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The registrant had outstanding 137,373,858 shares of Class A common stock and 50,897,411 shares of Class B common stock as of October 30, 2025.

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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
DOXIMITY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	September 30, 2025	March 31, 2025
Assets
Current assets:
Cash and cash equivalents	$169,249	$209,614
Marketable securities	709,118	706,050
Accounts receivable, net of allowance for doubtful accounts of $1,508 and $1,937 at September 30, 2025 and March 31, 2025, respectively	129,306	128,354
Prepaid expenses and other current assets	84,527	44,602
Total current assets	1,092,200	1,088,620
Property and equipment, net	15,712	13,656
Deferred income tax assets	15,074	60,014
Operating lease right-of-use assets	7,982	8,886
Intangible assets, net	39,143	23,072
Goodwill	84,973	67,940
Other assets	2,025	2,121
Total assets	$1,257,109	$1,264,309
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,391	$1,356
Accrued expenses and other current liabilities	33,722	38,405
Deferred revenue, current	100,034	114,285
Operating lease liabilities, current	2,123	2,211
Total current liabilities	140,270	156,257
Deferred revenue, non-current	263	280
Operating lease liabilities, non-current	9,146	10,185
Contingent earn-out consideration liability, non-current	—	5,579
Other liabilities, non-current	11,899	9,383
Total liabilities	161,578	181,684
Commitments and contingencies (Note 13)
Stockholders' Equity
Preferred stock, $0.001 par value; 100,000 shares authorized as of September 30, 2025 and March 31, 2025, respectively; zero shares issued and outstanding as of September 30, 2025 and March 31, 2025, respectively	—	—
Class A and Class B common stock, $0.001 par value; 1,500,000 shares authorized as of September 30, 2025 and March 31, 2025, respectively; 188,090 and 188,875 shares issued and outstanding as of September 30, 2025 and March 31, 2025, respectively	188	189
Additional paid-in capital	936,176	894,225
Accumulated other comprehensive income	1,477	1,323
Retained earnings	157,690	186,888
Total stockholders’ equity	1,095,531	1,082,625
Total liabilities and stockholders’ equity	$1,257,109	$1,264,309
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOXIMITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Revenue	$168,525	$136,832	$314,438	$263,508
Cost of revenue	16,425	13,676	32,218	27,226
Gross profit	152,100	123,156	282,220	236,282
Operating expenses:
Research and development	30,202	23,240	57,001	45,814
Sales and marketing	39,168	34,367	75,533	69,611
General and administrative	19,049	10,103	31,488	19,358
Impairment charge	—	2,304	—	2,304
Total operating expenses	88,419	70,014	164,022	137,087
Income from operations	63,681	53,142	118,198	99,195
Other income, net	9,258	9,029	18,888	16,145
Income before income taxes	72,939	62,171	137,086	115,340
Provision for income taxes	10,880	18,017	21,707	29,809
Net income	$62,059	$44,154	$115,379	$85,531
Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.33	$0.24	$0.61	$0.46
Diluted	$0.31	$0.22	$0.57	$0.43
Weighted-average shares used in computing net income per share attributable to Class A and Class B common stockholders:
Basic	187,705	186,252	187,844	185,933
Diluted	200,745	200,407	200,952	199,818
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOXIMITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Net income	$62,059	$44,154	$115,379	$85,531
Other comprehensive income
Change in unrealized gain on available-for-sale-securities, net of tax provision of $99, $1,246, $52, and $1,803, respectively	294	3,684	154	5,340
Comprehensive income	$62,353	$47,838	$115,533	$90,871
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOXIMITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended September 30, 2025
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Stockholders' Equity
	Shares	Amount
Balance as of June 30, 2025	187,453	$187	$907,115	$1,183	$117,110	$1,025,595
Stock-based compensation	—	—	26,484	—	—	26,484
Exercise of stock options and common stock warrants	580	1	2,427	—	—	2,428
Vesting of restricted stock units, net of shares withheld for taxes	379	—	—	—	—	—
Tax withholding on shares under stock-based compensation awards	—	—	(12,566)	—	—	(12,566)
Repurchase and retirement of common stock, including excise tax	(355)	—	—	—	(21,479)	(21,479)
Common stock warrant expense	—	—	1,350	—	—	1,350
Issuance of common stock in connection with the employee stock purchase plan	33	—	1,816	—	—	1,816
Equity awards included in purchase consideration	—	—	9,550	—	—	9,550
Other comprehensive income	—	—	—	294	—	294
Net income	—	—	—	—	62,059	62,059
Balance as of September 30, 2025	188,090	$188	$936,176	$1,477	$157,690	$1,095,531

	Three Months Ended September 30, 2024
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Stockholders' Equity
	Shares	Amount
Balance as of June 30, 2024	185,704	$186	$841,470	$(1,008)	$72,932	$913,580
Stock-based compensation	—	—	16,992	—	—	16,992
Exercise of stock options and common stock warrants	1,441	1	7,707	—	—	7,708
Vesting of restricted stock units, net of shares withheld for taxes	321	—	—	—	—	—
Tax withholding on shares under stock-based compensation awards	—	—	(5,828)	—	—	(5,828)
Repurchase and retirement of common stock, including excise tax	(740)	—	—	—	(21,866)	(21,866)
Common stock warrant expense	—	—	1,350	—	—	1,350
Issuance of common stock in connection with the employee stock purchase plan	55	—	1,422	—	—	1,422
Other comprehensive income	—	—	—	3,684	—	3,684
Net income	—	—	—	—	44,154	44,154
Balance as of September 30, 2024	186,781	$187	$863,113	$2,676	$95,220	$961,196
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOXIMITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Six Months Ended September 30, 2025
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Stockholders' Equity
	Shares	Amount
Balance as of March 31, 2025	188,875	$189	$894,225	$1,323	$186,888	$1,082,625
Stock-based compensation	—	—	47,569	—	—	47,569
Exercise of stock options and common stock warrants	1,081	2	4,824	—	—	4,826
Vesting of restricted stock units, net of shares withheld for taxes	722	—	—	—	—	—
Tax withholding on shares under stock-based compensation awards	—	—	(24,493)	—	—	(24,493)
Repurchase and retirement of common stock, including excise tax	(2,621)	(3)	—	—	(144,577)	(144,580)
Common stock warrant expense	—	—	2,685	—	—	2,685
Issuance of common stock in connection with the employee stock purchase plan	33	—	1,816	—	—	1,816
Equity awards included in purchase consideration	—	—	9,550	—	—	9,550
Other comprehensive income	—	—	—	154	—	154
Net income	—	—	—	—	115,379	115,379
Balance as of September 30, 2025	188,090	$188	$936,176	$1,477	$157,690	$1,095,531

	Six Months Ended September 30, 2024
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Stockholders' Equity
	Shares	Amount
Balance as of March 31, 2024	186,562	$187	$823,885	$(2,664)	$79,989	$901,397
Stock-based compensation	—	—	33,089	—	—	33,089
Exercise of stock options and common stock warrants	2,225	2	10,254	—	—	10,256
Vesting of restricted stock units, net of shares withheld for taxes	532	—	—	—	—	—
Tax withholding on shares under stock-based compensation awards	—	—	(8,222)	—	—	(8,222)
Repurchase and retirement of common stock, including excise tax	(2,593)	(2)	—	—	(70,300)	(70,302)
Common stock warrant expense	—	—	2,685	—	—	2,685
Issuance of common stock in connection with the employee stock purchase plan	55	—	1,422	—	—	1,422
Other comprehensive income	—	—	—	5,340	—	5,340
Net income	—	—	—	—	85,531	85,531
Balance as of September 30, 2024	186,781	$187	$863,113	$2,676	$95,220	$961,196
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOXIMITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net income	$115,379	$85,531
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,263	5,175
Deferred income taxes	—	204
Stock-based compensation, net of amounts capitalized	51,339	34,958
Non-cash lease expense	904	951
Accretion of discount on marketable securities, net	(4,687)	(5,368)
Amortization of deferred contract costs	6,772	4,759
Impairment of long-lived assets	—	2,304
Other	(114)	(122)
Changes in operating assets and liabilities:
Accounts receivable	(985)	(23,478)
Prepaid expenses and other assets	3,451	19,948
Deferred contract costs	(4,549)	(3,216)
Accounts payable, accrued expenses and other liabilities	(2,333)	(5,546)
Deferred revenue	(14,268)	(5,457)
Operating lease liabilities	(1,127)	(1,054)
Net cash provided by operating activities	156,045	109,589
Cash flows from investing activities
Cash paid for acquisition, net of cash acquired	(26,528)	—
Internal-use software development costs	(4,335)	(3,247)
Purchases of marketable securities	(268,200)	(367,808)
Maturities of marketable securities	270,031	417,913
Sales of marketable securities	—	7,241
Net cash provided by (used in) investing activities	(29,032)	54,099
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock options and common stock warrants	4,796	10,243
Proceeds from issuance of common stock in connection with the employee stock purchase plan	1,816	1,422
Taxes paid related to net share settlement of equity awards	(24,493)	(8,222)
Repurchase of common stock	(144,248)	(74,198)
Payment of contingent consideration related to a business combination	(5,249)	(5,470)
Net cash used in financing activities	(167,378)	(76,225)
Net increase (decrease) in cash and cash equivalents	(40,365)	87,463
Cash and cash equivalents, beginning of period	209,614	96,785
Cash and cash equivalents, end of period	$169,249	$184,248
Supplemental disclosures of cash flow information
Cash paid for taxes, net of refunds	$19,347	$21,985
Non-cash financing and investing activities
Equity awards included in purchase consideration	$9,550	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  Description of Business
Doximity, Inc. (the “Company”) was incorporated in the state of Delaware in April 2010 as 3MD Communications, Inc. and is headquartered in San Francisco, California. The Company subsequently changed its name to Doximity, Inc. in June 2010. The Company provides an online platform, which enables physicians and other healthcare professionals to collaborate with colleagues, stay up to date with the latest medical news and research, manage their careers and on-call schedules, streamline documentation and administrative paperwork, and conduct virtual patient visits. The Company’s customers primarily include pharmaceutical companies and health systems that connect with healthcare professionals through the Company’s digital Marketing, Hiring, and Workflow Solutions. Marketing Solutions provide customers with the ability to share tailored content on the network. Hiring Solutions enable customers to identify, connect with, and hire from the network of both active and passive potential medical professional candidates. Workflow Solutions allow customers to securely initiate voice and video calls with patients, manage on-call scheduling, and leverage the artificial intelligence (“AI”) writing assistant for administrative tasks and clinical decision support.
2.  Summary of Significant Accounting Policies
There have been no material changes to the significant accounting policies of the Company during the six months ended September 30, 2025 as compared to those described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025 and filed with the SEC on May 20, 2025.
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
The accompanying condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s financial position, results of operations, stockholders’ equity, and cash flows. The results of operations for the three and six months ended September 30, 2025, shown in this report are not necessarily indicative of the results to be expected for the full year ending March 31, 2026.
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
Concentrations of credit risk with respect to accounts receivable are primarily limited to certain customers to which the Company makes substantial sales. The Company’s significant customers that represented 10% or more of revenue or accounts receivable, net for the periods presented were as follows:

	Revenue				Accounts Receivable, Net
	Three Months Ended September 30,		Six Months Ended September 30,		September 30, 2025	March 31, 2025
	2025	2024	2025	2024
Customer A	*	*	*	*	*	12%
Customer B	*	*	*	*	12%	*
Customer C	*	*	*	*	10%	*
Customer D	11%	*	11%	*	*	*
_______________
* Less than 10%
For the purpose of assessing the concentration of credit risk for significant customers, the Company defines a customer as an entity that purchases the Company’s services directly or indirectly through marketing agencies.
Accounting Pronouncements Recently Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses on an annual and interim basis. The standard was effective for the Company for its fiscal year beginning April 1, 2024, and for interim periods within the fiscal year beginning April 1, 2025. The Company adopted ASU 2023-07 retrospectively during the fiscal year ended March 31, 2025. See Note 17—Segment and Geographic Information in the accompanying notes to the condensed consolidated financial statements for further detail.
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient related to the estimation of expected

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
credit losses for current accounts receivable and current contract assets to reduce complexity for the measurement of credit losses arising from transactions accounted for under ASC 606. The practical expedient permits the entity to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for the Company for its fiscal year beginning on April 1, 2026, with early adoption permitted and any amendments should be applied prospectively. The Company is currently evaluating the impact of this ASU on its consolidated financial statement disclosures and believes that the adoption will not have a material impact on the consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which provides modernized guidance for the recognition and disclosure framework for internal-use software costs. This amendment removes all prescriptive and sequential software development stages and clarifies the threshold of when the Company is required to start capitalizing software costs, which commences when management has authorized and committed to funding the project and it is probable that the project will be completed and the software will be used to perform the function intended. ASU 2025-06 is effective for the Company for its fiscal year beginning on April 1, 2028, with early adoption permitted. The amendments in this ASU should be applied either prospectively, retrospectively, or utilizing a modified transition approach based on status of project. The Company is currently evaluating the impact of this ASU on its consolidated financial statement disclosures.
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

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
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
Revenue Disaggregation
Revenue consisted of the following (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Subscription	$159,468	$129,639	$297,344	$249,607
Other	9,057	7,193	17,094	13,901
Total revenue	$168,525	$136,832	$314,438	$263,508
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
The Company records unbilled revenue when revenue is recognized in amounts for which it is contractually entitled but exceeds the amounts the Company has a right to bill as of the end of the period. The Company records unbilled revenue on the condensed consolidated balance sheets within prepaid expenses and other current assets. The Company’s unbilled revenue balances were $5.5 million and $1.7 million as of September 30, 2025 and March 31, 2025, respectively.
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
Revenue recognized from amounts included in deferred revenue as of the beginning of the period was $87.7 million and $76.0 million, for the three months ended September 30, 2025 and 2024, respectively, and $102.9 million and $89.9 million for the six months ended September 30, 2025 and 2024, respectively.
Deferred Contract Costs

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
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
The Company capitalized contract acquisition costs of $2.6 million and $4.6 million for the three and six months ended September 30, 2025, respectively, and $1.8 million and $3.2 million for the three and six months ended September 30, 2024. Amortization of deferred contract costs was $2.9 million and $6.8 million for the three and six months ended September 30, 2025, respectively, and $2.1 million and $4.8 million for the three and six months ended September 30, 2024. The Company’s current and non-current deferred contract cost balances were $4.8 million and $0.5 million, respectively, as of September 30, 2025, and were $7.0 million and $0.5 million, respectively, as of March 31, 2025.
Deferred contract costs are periodically analyzed for impairment. There were no impairment losses relating to deferred contract costs during the three and six months ended September 30, 2025 and 2024.
4.  Investments
The cost, gross unrealized gains and losses, and fair value of investments are as follows (in thousands):

	As of September 30, 2025
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Commercial paper	$34,977	$—	$(4)	$34,973
Money market funds	92,194	—	—	92,194
Total cash equivalents	127,171	—	(4)	127,167
Marketable securities:
Commercial paper	30,587	4	(1)	30,590
Corporate notes and bonds	515,522	1,442	(46)	516,918
U.S. government and agency securities	161,032	583	(5)	161,610
Total marketable securities	707,141	2,029	(52)	709,118
Total cash equivalents and marketable securities	$834,312	$2,029	$(56)	$836,285
As of September 30, 2025, the contractual maturities of the Company’s available-for-sale debt securities were as follows (in thousands):

Fair Value
Due within one year	$491,548
Due in one to two years	252,543
Total	$744,091
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
As of September 30, 2025 and March 31, 2025, the Company has recognized accrued interest of $5.8 million and $5.8 million, respectively, which is included in prepaid expenses and other current assets in the condensed consolidated balance sheets.
The unrealized losses associated with the Company’s debt securities were immaterial as of September 30, 2025 and March 31, 2025. As the Company does not intend to sell the securities with unrealized losses and it is more likely than not that the Company will hold these securities until maturity or until the cost basis is recovered, the Company did not recognize any impairment on these securities as of September 30, 2025 or March 31, 2025. The Company did not recognize any credit losses related to the Company’s debt securities as of September 30, 2025 or March 31, 2025. The fair value related to the debt securities with unrealized losses for which no credit losses were recognized was $115.2 million and $177.3 million as of September 30, 2025 and March 31, 2025, respectively.
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

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following tables present the fair value hierarchy for the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of September 30, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	$—	$34,973	$—	$34,973
Money market funds	92,194	—	—	92,194
Total cash equivalents	92,194	34,973	—	127,167
Marketable securities:
Commercial paper	—	30,590	—	30,590
Corporate notes and bonds	—	516,918	—	516,918
U.S. government and agency securities	158,598	3,012	—	161,610
Total marketable securities	158,598	550,520	—	709,118
Total cash equivalents and marketable securities	$250,792	$585,493	$—	$836,285

Liabilities:
Contingent earn-out consideration liability	$—	$—	$5,752	$5,752
Total contingent earn-out consideration liability	$—	$—	$5,752	$5,752

	As of March 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	$—	$73,047	$—	$73,047
Money market funds	84,475	—	—	84,475
Total cash equivalents	84,475	73,047	—	157,522
Marketable securities:
Commercial paper	—	42,863	—	42,863
Corporate notes and bonds	—	502,444	—	502,444
U.S. government and agency securities	157,727	3,016	—	160,743
Total marketable securities	157,727	548,323	—	706,050
Total cash equivalents and marketable securities	$242,202	$621,370	$—	$863,572

Liabilities:
Contingent earn-out consideration liability	$—	$—	$11,493	$11,493
Total contingent earn-out consideration liability	$—	$—	$11,493	$11,493
During the six months ended September 30, 2025 and 2024, the Company had no transfers between levels of the fair value hierarchy.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Contingent Earn-out Consideration Liability
The following table summarizes the changes in the contingent earn-out consideration liability (in thousands):

	Six Months Ended September 30,
	2025	2024
Beginning fair value	$11,493	$16,813
Additions in the period	—	—
Change in fair value	259	423
Payments	(6,000)	(6,000)
Ending fair value	$5,752	$11,236
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
6.  Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2025	March 31, 2025
Furniture and equipment	$1,977	$2,140
Computers and software	505	689
Leasehold improvements	816	816
Internal-use software development costs	40,196	34,958
Total property and equipment	43,494	38,603
Less: accumulated depreciation and amortization	(27,782)	(24,947)
Total property and equipment, net	$15,712	$13,656
Depreciation and amortization expense on property and equipment was $1.9 million and $3.7 million for the three and six months ended September 30, 2025, respectively, and $1.6 million and $3.1 million for the three and six months ended September 30, 2024, respectively. Included in these amounts was amortization expense for internal-use software development costs of $1.7 million and $3.4 million for the three and six months ended September 30, 2025, respectively, and $1.4 million and $2.7 million for the three and six months ended September 30, 2024, respectively. The amortization of the internal-use software development costs is included in cost of revenue in the condensed consolidated statements of operations.
The Company capitalized internal-use software development costs of $3.4 million and $5.9 million, respectively, during the three and six months ended September 30, 2025, and $2.0 million and $4.0 million, respectively, during the three and six months ended September 30, 2024. Internal-use software development costs are included in property and equipment, net in the condensed consolidated balance sheets.
During the three and six months ended September 30, 2024, an immaterial impairment charge was recognized on property and equipment in connection with a sublease. See Note 12—Impairment Charge for further details. No impairment was recognized on property and equipment during the three and six months ended September 30, 2025.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
7.  Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2025	March 31, 2025
Accrued commissions	$4,808	$7,053
Accrued payroll, bonus, and related expenses	9,734	10,761
Employee contributions under employee stock purchase plan	659	587
Rebate liabilities	2,684	7,172
Sales and other tax liabilities	1,782	1,357
Current portion of contingent earn-out consideration liability	5,752	5,914
Other	8,303	5,561
Total accrued expenses and other current liabilities	$33,722	$38,405
8. Business Combinations
Pathway Acquisition
On July 29, 2025, the Company completed the acquisition of all outstanding shares of Pathway Medical Inc. (“the Pathway acquisition”), an AI-based medical knowledge platform, primarily to enhance our platform with the acquired technology and engineering workforce. The acquisition-date fair value of the consideration was $36.3 million. This included cash consideration of $26.7 million. Additionally, the Company granted certain Pathway employees joining the Company $23.9 million of restricted stock units ("RSUs"), which vest quarterly over 5 years. A portion of these RSUs with an estimated fair value of $9.6 million, which vest up to the second anniversary of the acquisition date, are guaranteed and not contingent on future events or activities, and, as a result, the related cost is included in the total purchase consideration. The remaining tranches are subject to continuing service with the Company. The related expense is accounted for as post-acquisition stock-based compensation expense.
In connection with the acquisition, the Company granted $4 million of performance-based restricted stock units (“PSUs”) and $1 million of RSUs to certain Pathway employees joining the Company. The PSUs will vest in full on November 15, 2026, subject to both service and performance-based vesting conditions. The aggregate grant date fair value of these awards is accounted for as post-acquisition stock-based compensation expense on a straight-line basis, to the extent the performance metrics are achieved. The RSUs vest quarterly over 4 years, the related expense of which is also accounted for as post-acquisition stock-based compensation expense on a straight-line basis.
The Company also committed to issue an additional $8 million of PSUs over the next two fiscal years, beginning in fiscal 2027. The performance targets will be established in the beginning of each fiscal year. These awards are subject to both service and performance-based vesting conditions. As of September 30, 2025, these PSUs are not considered granted from an accounting perspective as the performance targets have not been established.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The Pathway acquisition was accounted for as a business combination. The purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with the excess recorded to goodwill as shown below. The purchase consideration allocation was as follows (in thousands):

Assets acquired:
Cash	$196
Accounts receivable	148
Prepaid expenses	494
Deferred taxes	94
Developed technology	18,700
Total assets acquired	$19,632

Liabilities assumed:
Accrued expenses and other current liabilities	$391
Net assets acquired, excluding goodwill	19,241
Goodwill	$17,033
Total purchase consideration	$36,274
Goodwill generated from the Pathway acquisition represents the future benefits from the developed technology and the assembled workforce. Goodwill from this business combination is deductible for income tax purposes.
Intangible assets acquired are comprised of Pathway’s developed technology with an estimated useful life of 5 years. The developed technology was valued using a replacement cost approach, which is based on the cost of a market participant to reconstruct a substitute asset of comparable utility. The results of operations of this business combination have been included in the consolidated financial statements from the acquisition date.
The acquisition-related costs were not material and were recorded as general and administrative expense in the consolidated statements of operations.
Separate operating results and pro forma results of operations for Pathway have not been presented as the effect of this acquisition was not material to the Company’s financial results.
9.  Intangible Assets and Goodwill
Intangible Assets
Intangible assets, net consisted of the following (in thousands):

	September 30, 2025	March 31, 2025
Customer relationships	$37,069	$37,069
Developed technology	18,700	—
Other intangibles	1,531	1,531
Total intangible assets	57,300	38,600
Less: accumulated amortization	(18,157)	(15,528)
Total intangible assets, net	$39,143	$23,072
Amortization expense for intangible assets was $1.6 million and $1.0 million for the three months ended September 30, 2025 and 2024, respectively, and $2.6 million and $2.1 million for the six months ended September 30, 2025 and 2024, respectively.
No impairment charges on intangible assets were recorded during the three and six months ended September 30, 2025 and 2024.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
As of September 30, 2025, future amortization expense is as follows (in thousands):

Year Ending March 31,	Amount
Remainder of 2026	$3,876
2027	7,750
2028	7,750
2029	7,750
2030	7,750
Thereafter	4,267
Total future amortization expense	$39,143
Goodwill
The changes in the carrying amount of goodwill were as follows (in thousands):

Six Months Ended September 30, 2025
Balance, beginning of period	$67,940
Goodwill acquired	17,033
Balance, end of period	$84,973
No impairment charges on goodwill were recorded during the three and six months ended September 30, 2025 and 2024.
10.  Equity
Preferred Stock
In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 100,000,000 shares of undesignated preferred stock with a par value of $0.001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors. As of September 30, 2025 and March 31, 2025, there were no shares of preferred stock issued and outstanding.
Common Stock and Dual-Class Structure
The Company has two classes of common stock authorized: Class A common stock and Class B common stock, and are collectively referred to as common stock throughout the notes to the condensed consolidated financial statements, unless otherwise noted. The Company’s amended and restated certificate of incorporation authorized the issuance of 1,000,000,000 shares of Class A common stock with par value of $0.001 and one vote per share, and 500,000,000 shares of Class B common stock with par value of $0.001 and ten votes per share. The holders of common stock are entitled to receive dividends, as may be declared by the board of directors. Each outstanding share of Class B common stock may be converted at any time at the option of the holder into one share of Class A common stock. As of September 30, 2025, there were 137,192,232 shares of Class A common stock, and 50,897,811 shares of Class B common stock outstanding.
Stock Repurchase Program
On May 1, 2024 the Company’s board of directors authorized a program to repurchase up to $500 million of the Company’s Class A common stock with no expiration date. As of September 30, 2025, the Company repurchased and retired 4,496,467 shares of Class A common stock under this program for an aggregate purchase price of $220.2 million and $279.8 million remained available and authorized for repurchase.
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

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Effective January 1, 2023, the Company’s share repurchases in excess of allowable share issuances are subject to a 1% excise tax as a result of the Inflation Reduction Act of 2022. As of September 30, 2025, the Company had accrued excise taxes of $0.3 million and nil as of March 31, 2025.
Common Stock Warrants
In October 2021, the Company issued a warrant to U.S. News (the “U.S. News Warrant”) to purchase 516,000 shares of Class A common stock with an exercise price of $12.56 per share in connection with the execution of a commercial agreement with U.S. News. The U.S. News Warrant expires 10 years from the date of grant. The first tranche of the U.S. News Warrant vested on May 1, 2022 and the remainder will vest on a monthly basis over approximately 6 years. The grant-date fair value of the U.S. News Warrant was $34.7 million, which was determined using the Black-Scholes option-pricing model on the date of grant. The fair value of the warrant is recognized as expense in cost of revenue in the condensed consolidated statements of operations on a straight-line basis over its vesting term of 6.48 years. During the six months ended September 30, 2025 and 2024, $2.7 million was recognized as stock-based compensation expense relating to the U.S. News Warrant. As of March 31, 2025, 279,500 shares under the warrant were outstanding. During the six months ended September 30, 2025, 50,167 shares with an intrinsic value of $2.3 million were exercised under the warrant and 229,333 shares under the warrant were outstanding as of September 30, 2025. As of September 30, 2025, unamortized stock-based compensation expense related to the unvested warrants was $13.4 million, which is expected to be recognized over the remaining vesting period of 2.50 years.
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
The Company granted stock options under the terms of the Plans and outside of the Plans, as approved by the board of directors. During fiscal 2018, the Company granted 4,682,582 options outside of the Plans, of which 2,114,582 options were exercised and 2,568,000 were outstanding as of September 30, 2025.
The Company has shares of common stock reserved for issuance as follows (in thousands):

September 30, 2025
Common stock warrants	229
2010 Plan
Options outstanding	9,315
2021 Plan
Awards outstanding	4,658
Shares available for future grant	43,634
2021 ESPP	11,598
Options outstanding outside the Plans	2,568
Total	72,002

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Stock Options
Stock options granted generally vest over four years with service-based, performance-based, and/or market-based conditions and expire ten years from the date of grant.
Stock option activities within the Plans as well as outside of the Plans were as follows:

	Number of Shares (in thousands)	Weighted-Average Exercise Price	Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance, March 31, 2025	13,013	$4.82	4.92	$692,422
Options exercised	(1,031)	4.07
Options forfeited or expired	(99)	6.71
Balance, September 30, 2025	11,883	4.87	4.40	811,385
Vested and exercisable as of September 30, 2025	9,809	4.24	4.20	675,959
Vested and expected to vest as of September 30, 2025	11,883	4.87	4.40	811,385
The aggregate intrinsic value of options exercised during the six months ended September 30, 2025 and 2024 was $57.4 million and $55.1 million, respectively.
As of September 30, 2025, unamortized stock-based compensation expense related to unvested stock options was $7.3 million, which is expected to be recognized over a weighted-average period of 1.65 years.
The Company has not granted any stock options since the first quarter of fiscal 2022.
Restricted Stock Units (“RSUs”)
The RSUs granted by the Company generally vest over two to four years based on continued service.
The following table summarizes RSU activity (in thousands, except per share information):

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance, March 31, 2025	3,347	$31.66
Granted	1,570	60.13
Vested	(1,031)	35.73
Forfeited	(242)	34.65
Unvested balance, September 30, 2025	3,644	42.58
The total fair value of RSUs vested during the six months ended September 30, 2025 and 2024 was $62.0 million and $21.9 million, respectively.
As of September 30, 2025, total unrecognized stock-based compensation expense related to unvested RSUs was $135.3 million, which is expected to be recognized over a weighted-average period of 2.15 years.
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

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Additionally, for certain awards, participants can earn up to 200% of the target number of shares originally granted. When achievement exceeds 100%, additional shares will be earned when the achievement is affirmed.
As of March 31, 2025, 480,030 PSUs were outstanding. During the six months ended September 30, 2025, 685,500 PSUs were granted, 89,638 PSUs vested, and 61,578 PSUs were forfeited. As of September 30, 2025, 1,014,314 PSUs were outstanding, of which, 866,030 PSUs are considered granted from an accounting perspective as the performance targets have been established.
As of September 30, 2025, the unamortized stock-based compensation expense related to outstanding PSUs for which performance conditions have been established was $28.0 million, which is calculated based on the probable outcome of the performance conditions as of September 30, 2025. The amount of expense to be recognized will be based on the extent the performance metrics are achieved.
In July 2025, the Compensation Committee of the Board of Directors approved an equity award pool of $30 million, subject to both performance-based and service-based vesting conditions. Participants can earn up to 300% of the original pool. Out of the pool, $23 million worth of PSUs have been granted. As of September 30, 2025, we believe 100% achievement is probable. During the six months ended September 30, 2025, $2.3 million was recognized as stock-based compensation expense, net of amount capitalized as internal use software. As the monetary value of the obligation is based on a fixed monetary amount and will be settled in a variable number of shares, the obligation is recorded as a liability in other liabilities, non-current, on the condensed consolidated balance sheets. Subject to actual achievement, the number of shares will become fixed in the fourth quarter of fiscal 2026, at which point the liability will be reclassified to equity. The individual awards will vest on a quarterly basis through the fourth quarter of fiscal 2027.
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$2,844	$2,661	$5,824	$5,555
Research and development	9,862	5,447	16,511	10,131
Sales and marketing	10,508	6,808	18,218	13,394
General and administrative	6,260	2,952	10,786	5,878
Total stock-based compensation expense	$29,474	$17,868	$51,339	$34,958

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
11.  Net Income Per Share Attributable to Common Stockholders
The following table presents the reconciliation of the numerator and denominator for calculating basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Numerator
Net income	$62,059	$44,154	$115,379	$85,531
Denominator
Weighted-average shares used in computing net income per share attributable to Class A and Class B common stockholders, basic	187,705	186,252	187,844	185,933
Dilutive effect of stock options	11,166	13,162	11,308	13,230
Dilutive effect of other share-based awards	1,874	993	1,800	655
Weighted-average shares used in computing net income per share attributable to Class A and Class B common stockholders, diluted	200,745	200,407	200,952	199,818
Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.33	$0.24	$0.61	$0.46
Diluted	$0.31	$0.22	$0.57	$0.43
Certain potentially dilutive securities have been excluded from the calculation of diluted net income per share during the applicable periods because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Other share-based awards	30	271	160	626
Common stock warrants	237	405	249	460
Total	267	676	409	1,086
12.  Impairment Charge
During the three months ended September 30, 2024, the Company executed a sublease for a portion of its Curative office space in Irving, Texas. The Company evaluated the associated asset group for impairment, which included the right-of-use assets and underlying property and equipment for the lease. The Company compared the expected future undiscounted cash flows to the carrying value and determined the respective asset group was not fully recoverable. The Company calculated the fair value based on the present value of the estimated cash flows from the sublease for the remaining lease term and compared the estimated fair value to its carrying value, which resulted in a $2.3 million impairment charge. The fair value of the operating lease right-of-use assets and associated property and equipment was estimated as of the sublease execution date using level 3 inputs based on an income approach by converting future sublease cash inflows and outflows to a single present value. Estimated cash flows were discounted at a rate commensurate with the inherent risks associated with the asset group to arrive at an estimate of fair value. The impairment charge was included in restructuring and impairment charge in the consolidated statements of operations. No impairment was recognized during the three and six months ended September 30, 2025.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
13.  Commitments and Contingencies
Contractual Commitments
The Company has contractual commitments that relate mainly to third-party cloud infrastructure agreements and subscription agreements, which are used to facilitate the Company’s operations.
The Company has a web hosting arrangement for 3 years ending December 31, 2027, with an annual commitment of $7 million. As of September 30, 2025, the total remaining commitment was $14 million.
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
On June 20, 2025, the Company, its Chief Technology Officer and its Director of AI Products were named as defendants in a lawsuit in the U.S. District Court for the District of Massachusetts, captioned OpenEvidence Inc. v. Doximity, Inc. et al., No. 1:25-cv-11802-RGS (D. Mass.). On September 17, 2025, the defendants filed their Answer and Counterclaims, in which they asserted counterclaims against the plaintiff including false advertising in violation of the Lanham Act, the Massachusetts Consumer Protection Law, and common law defamation. On October 29, 2025, the plaintiff amended its Complaint, adding Doximity’s subsidiary Pathway Medical, Inc. and certain other individuals as defendants. In its Amended Complaint, the plaintiff alleges the defendants gained unauthorized access to and launched cyberattacks against the defendant’s AI medical information platform. The Amended Complaint asserts claims for violation of the Computer Fraud and Abuse Act (CFAA), breach of contract, unjust enrichment, and trespass to chattels. The Amended Complaint dropped several previously asserted claims against the defendants, including a trade secrets claim under the Defend Trade Secrets Act (DTSA). The Amended Complaint requests a permanent injunction enjoining defendants from (i) accessing plaintiff’s platform; and (ii) engaging in any further conduct that violates plaintiff’s rights; an order to return or destroy the plaintiff’s information; actual damages, including lost profits; defendants’ profits and unjust enrichment attributable to the alleged misconduct; among other remedies. The

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
defendants intend to defend vigorously against these claims. In light of, among other things, the early stage of the litigation, the Company is unable to predict the outcome of these matters and is unable to reasonably estimate the amount or range of loss, if any, that could result from an unfavorable outcome.
From time to time, the Company has become involved in claims and other legal matters arising in the ordinary course of business. The Company investigates these claims as they arise. Although claims are inherently unpredictable, the Company is currently not aware of any other matters that, if determined adversely to the Company, would individually or taken together have a material effect on its results of operations, financial position, or cash flows. No material loss contingencies were recorded for the three and six months ended September 30, 2025 and 2024.
14.  Leases
The Company has non-cancelable operating leases for the rental of office space with various expiration dates through 2030.
The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost, net of sublease income	$468	$615	$938	$1,246
Variable lease cost	14	3	29	9
Total lease cost	$482	$618	$967	$1,255
During the three months ended September 30, 2024, the Company executed a sublease for a portion of its Curative office space in Irving, Texas. Any impairment to the associated right-of-use assets and underlying property and equipment as a result of a sublease is recognized in the period the sublease is executed and recorded in the condensed consolidated statements of operations. See Note 12 for further details.
The sublease commenced in November 2024 and has a lease term of approximately 5.5 years. The Company has classified the sublease as an operating lease. Total lease payments under the sublease are $2.4 million over the lease term of the sublease. Sublease income is recognized as a reduction of lease expense in the Company’s consolidated statements of operations. No sublease income was recognized for the three and six months ended September 30, 2024.
Supplemental cash flow information related to leases was as follows (in thousands):

	Six Months Ended September 30,
	2025	2024
Cash paid for amounts included in measurement of lease liabilities—Operating cash flows	$1,377	$1,350
Supplemental balance sheet information related to leases was as follows:

	September 30, 2025	March 31, 2025
Weighted-average remaining lease term (in years)	4.72	5.17
Weighted-average discount rate	4.19%	4.19%

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Maturities of operating lease liabilities, excluding sublease income, as of September 30, 2025 were as follows (in thousands):

Remainder of 2026	$1,310
2027	2,497
2028	2,605
2029	2,667
2030	2,706
Thereafter	679
Total future lease payments	$12,464
Less: imputed interest	(1,195)
Present value of lease liabilities	$11,269
15.  Other Income, net
Other income, net consisted of the following (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Interest income	$9,436	$9,112	$19,301	$16,280
Net gain on sale of marketable securities	—	31	—	31
Other expense	(178)	(114)	(413)	(166)
Other income, net	$9,258	$9,029	$18,888	$16,145
16.  Income Taxes
The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. The Company’s effective tax rates for the three and six months ended September 30, 2025 were 14.9% and 15.8%, respectively, and 29.0% and 25.8% for the three and six months ended September 30, 2024, respectively.
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
In July 2025, Congress passed and the President signed into law H.R. 1, the One Big Beautiful Bill Act ("Tax Act") which addresses certain business tax provisions enacted as a part of the 2017 Tax Cuts and Jobs Act including restoration of Section 174 expensing for US-based research. Accounting Standards Codification Topic 740, Income Taxes, (“Topic 740”) requires the tax impacts to be included in the reporting period that includes the date the Tax Act was signed into law. The impacts of the Tax Act are reflected in our results for the fiscal quarter ended September 30, 2025, and there was no material impact to our income tax expense or effective tax rate. Management elected to accelerate the deduction of all remaining unamortized domestic R&D expenses originally capitalized in fiscal years 2023 through 2025 in one year—i.e., in fiscal year 2026. The net deductions benefit increased the Company’s September 30, 2025 prepaid taxes and decreased our deferred tax assets by approximately $40.4 million.
17.  Segment and Geographic Information
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
The CODM assesses performance for the operating segment and decides how to allocate resources based on the review of consolidated net income, which the CODM uses to monitor budget versus actual results and review historical company

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
performance trends. Significant segment expenses were determined to include cost of revenues, research and development expenses, sales and marketing expenses, general and administrative expenses, impairment charge, other income, net, and provision for income taxes, all of which are presented in the condensed consolidated statements of operations for the three and six months ended September 30, 2025 and 2024. Significant segment expenses also include stock-based compensation expense and depreciation and amortization expense, which are presented in Note 10—Equity and the condensed consolidated statements of cash flows, respectively for the three and six months ended September 30, 2025 and 2024. All intercompany transactions are eliminated upon consolidation. Assets provided to the CODM are consistent with those reported on the condensed consolidated balance sheets.
Substantially all of the Company’s long-lived assets were based in the United States as of September 30, 2025 and March 31, 2025. For the three and six months ended September 30, 2025 and 2024, no country outside of the United States accounted for more than 10% of total revenue and substantially all of the Company’s revenue was derived in the United States.

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
Our business model has delivered high revenue growth at scale with profitability. For the three months ended September 30, 2025 and 2024, we recognized revenue of $168.5 million and $136.8 million, respectively, representing a year-over-year growth rate of 23%. For the six months ended September 30, 2025 and 2024, we recognized revenue of $314.4 million and $263.5 million, respectively, representing a year-over-year growth rate of 19%. For the three months ended September 30, 2025 and 2024, our net income was $62.1 million and $44.2 million and our adjusted EBITDA was $100.8 million and $76.1 million, respectively. For the six months ended September 30, 2025 and 2024, our net income was $115.4 million and $85.5 million and our adjusted EBITDA was $180.6 million and $142.1 million, respectively. We have accomplished this while focusing on our core mission to help every physician be more productive and provide better care for their patients.

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
The number of customers with at least $500,000 of revenue has grown steadily in recent years as we have engaged new customers and expanded within existing ones. This cohort of customers accounted for approximately 84% of our revenue for the TTM ended September 30, 2025.

	September 30,
	2025	2024
Number of customers with at least $500,000 of revenue	121	104
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

	September 30,
	2025	2024
Net revenue retention rate	118%	116%

Non-GAAP Financial Measures
We use adjusted EBITDA and free cash flow to measure our performance, identify trends, formulate financial projections, and make strategic decisions.
Adjusted EBITDA
We define adjusted EBITDA as net income before interest, income taxes, depreciation, and amortization, and as further adjusted for acquisition and other related expenses, stock-based compensation expense, impairment charge, legal fees associated with certain non-ordinary course legal matters including the shareholder class action litigation, change in fair value of contingent earn-out consideration liability, and other income, net. Net income margin represents net income as a percentage of revenue and adjusted EBITDA margin represents adjusted EBITDA as a percentage of revenue.
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

The following table presents a reconciliation of net income to adjusted EBITDA, adjusted EBITDA margin, and net income margin (in thousands, except percentages):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Net income	$62,059	$44,154	$115,379	$85,531
Adjusted to exclude the following:
Acquisition and other related expenses	1,188	—	1,616	—
Stock-based compensation	29,474	17,868	51,339	34,958
Depreciation and amortization	3,469	2,613	6,263	5,175
Provision for income taxes	10,880	18,017	21,707	29,809
Impairment charge	—	2,304	—	2,304
Change in fair value of contingent earn-out consideration liability	91	221	259	423
Legal expenses	2,927	—	2,927	—
Other income, net	(9,258)	(9,029)	(18,888)	(16,145)
Adjusted EBITDA	$100,830	$76,148	$180,602	$142,055

Revenue	$168,525	$136,832	$314,438	$263,508
Net income margin	37%	32%	37%	32%
Adjusted EBITDA margin	60%	56%	57%	54%
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
The following table presents a reconciliation of our free cash flow to the most comparable GAAP measure, net cash provided by operating activities, for each of the periods indicated (in thousands):

	Six Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$156,045	$109,589
Internal-use software development costs	(4,335)	(3,247)
Free cash flow	$151,710	$106,342
Other cash flow components:
Net cash provided by (used in) investing activities	$(29,032)	$54,099
Net cash used in financing activities	$(167,378)	$(76,225)

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
We also generate revenue from temporary and permanent medical recruiting services which we charge on an hourly-fee, and retainer and placement-fee basis, respectively. For the three and six months ended September 30, 2025 and 2024, the revenue from temporary and permanent medical recruiting services was not significant to our total revenue.
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

Research and Development
Research and development expense is primarily comprised of personnel-related expenses associated with our engineering and product teams who are responsible for building new products and improving existing products. Research and development expense also includes costs for information technology, software-related costs, contractors, third-party services, amortization of acquired intangibles, and allocated overhead. Other than internal-use software development costs that qualify for capitalization, research and development costs are expensed as incurred. We expect research and development expenses will increase on an absolute dollar basis as we continue to grow our platform and product offerings.
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
Impairment Charge
Impairment charge includes impairment of right-of-use and other property and equipment recognized upon the execution of a sublease for a portion of our office space.
Other Income, Net
Other income, net consists primarily of interest income earned on our cash equivalents and marketable securities.
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in U.S. federal, state, and local jurisdictions in which we conduct business. We continue to maintain a valuation allowance related to specific net deferred tax assets where it is not more likely than not that the deferred tax assets will be realized, which includes Arizona research and development credits and capital loss carryforwards. We calculate income taxes in interim periods by applying an estimated annual effective tax rate to income before income taxes and by calculating the tax effect of discrete items recognized during the period. Our effective income tax rate generally differs from the U.S. statutory tax rate of 21.0% primarily due to stock-based compensation related tax benefits, which are subject to limitations for certain executive officers under IRC section 162(m), and federal and state research and development tax credits.

Results of Operations
The following tables set forth our condensed consolidated results of operations data and such data as a percentage of revenue for the periods presented.

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Revenue	$168,525	$136,832	$314,438	$263,508
Cost of revenue(1)	16,425	13,676	32,218	27,226
Gross profit	152,100	123,156	282,220	236,282
Operating expenses:
Research and development(1)	30,202	23,240	57,001	45,814
Sales and marketing(1)	39,168	34,367	75,533	69,611
General and administrative(1)	19,049	10,103	31,488	19,358
Impairment charge	—	2,304	—	2,304
Total operating expenses	88,419	70,014	164,022	137,087
Income from operations	63,681	53,142	118,198	99,195
Other income, net	9,258	9,029	18,888	16,145
Income before income taxes	72,939	62,171	137,086	115,340
Provision for income taxes	10,880	18,017	21,707	29,809
Net income	$62,059	$44,154	$115,379	$85,531
_______________
(1)Costs and expenses include stock-based compensation expense as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Cost of revenue	$2,844	$2,661	$5,824	$5,555
Research and development	9,862	5,447	16,511	10,131
Sales and marketing	10,508	6,808	18,218	13,394
General and administrative	6,260	2,952	10,786	5,878
Total stock-based compensation expense	$29,474	$17,868	$51,339	$34,958

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
	(percentages of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	10	10	10	10
Gross profit	90	90	90	90
Operating expenses:
Research and development	18	17	18	17
Sales and marketing	23	25	24	27
General and administrative	11	8	10	8
Impairment charge	—	2	—	1
Total operating expenses	52	52	52	53
Income from operations	38	38	38	37
Other income, net	5	7	6	6
Income before income taxes	43	45	44	43
Provision for income taxes	6	13	7	11
Net income	37%	32%	37%	32%

Comparison of the three and six months ended September 30, 2025 and 2024.
Revenue

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands, except percentages)
Revenue	$168,525	$136,832	$31,693	23%	$314,438	$263,508	$50,930	19%
Revenue for the three months ended September 30, 2025 increased $31.7 million as compared to the same period in 2024. The increase was primarily driven by a $29.8 million increase in subscription revenue. Of the increase in subscription revenue, $9.3 million was driven by the addition of new subscription customers1 and $20.5 million was due to the expansion of existing customers. The expansion of existing customers was primarily driven by average revenue per existing Marketing Solutions customers increasing by approximately 20% as a result of adding new and growing existing brands and service lines. Approximately 95% of our revenue for the three months ended September 30, 2025 was derived from subscription customers.
Revenue for the six months ended September 30, 2025 increased $50.9 million as compared to the same period in 2024. The increase was primarily driven by a $47.7 million increase in subscription revenue. Of the increase in subscription revenue, $11.0 million was driven by the addition of new subscription customers1 and $36.7 million was due to the expansion of existing customers. The expansion of existing customers was primarily driven by average revenue per existing Marketing Solutions customers increasing by approximately 18% as a result of adding new and growing existing brands and service lines. Approximately 95% of our revenue for the six months ended September 30, 2025 was derived from subscription customers.
Cost of revenue, gross profit and gross margin

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands, except percentages)
Cost of revenue	$16,425	$13,676	$2,749	20%	$32,218	$27,226	$4,992	18%
Gross profit	$152,100	$123,156	$28,944	24%	$282,220	$236,282	$45,938	19%
Gross margin	90%	90%			90%	90%
Cost of revenue for the three and six months ended September 30, 2025 increased $2.7 million and $5.0 million as compared to the same periods in 2024. The increase was primarily driven by increases in personnel, hosting, and other costs to support revenue growth.
The gross margin for the three and six months ended September 30, 2025 remained consistent as compared to the same period in 2024.
Operating Expenses
Research and development

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands, except percentages)
Research and development	$30,202	$23,240	$6,962	30%	$57,001	$45,814	$11,187	24%
Research and development expense for the three months ended September 30, 2025 increased $7.0 million as compared to the same period in 2024. The increase was driven by a $4.4 million increase in stock-based compensation as a result of new awards granted to new hires and existing employees, a $1.4 million increase in third-party contractor costs, and a $1.1 million increase in personnel costs due to merit increases and increases in average headcount.
1 We define new subscription customers as revenue generating subscription customers in the current fiscal period who did not contribute any revenue for the same period in the prior fiscal year.

Research and development expense for the six months ended September 30, 2025 increased $11.2 million as compared to the same period in 2024. The increase was driven by a $6.4 million increase in stock-based compensation as a result of new awards granted to new hires and existing employees, a $2.5 million increase in personnel costs due to merit increases and increases in average headcount, and a $2.0 million increase in third-party contractor costs.
Sales and marketing

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands, except percentages)
Sales and marketing	$39,168	$34,367	$4,801	14%	$75,533	$69,611	$5,922	9%
Sales and marketing expense for the three months ended September 30, 2025 increased $4.8 million as compared to the same period in 2024, primarily driven by $3.7 million increase in stock-based compensation as a result of new awards granted to new hires and existing employees, and $1.3 million increase in marketing activities.
Sales and marketing expense for the six months ended September 30, 2025 increased $5.9 million as compared to the same period in 2024, primarily driven by a $4.8 million increase in stock-based compensation as a result of new awards granted to new hires and existing employees, and a $2.0 million increase in marketing activities.
General and administrative

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands, except percentages)
General and administrative	$19,049	$10,103	$8,946	89%	$31,488	$19,358	$12,130	63%
General and administrative expense for the three months ended September 30, 2025 increased $8.9 million as compared to the same period in 2024, primarily driven by $3.9 million increase in legal expenses, $3.3 million increase in stock-based compensation as a result of new awards granted to new hires and existing employees, and a $1.2 million increase related to acquisition expenses.
General and administrative expense for the six months ended September 30, 2025 increased $12.1 million as compared to the same period in 2024, primarily driven by a $4.9 million increase in stock-based compensation as a result of new awards granted to new hires and existing employees, $4.6 million increase in legal and accounting expenses, a $1.6 million increase related to acquisition expenses, and a $0.8 million increase in personnel costs due to merit increases.
Impairment charge

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands, except percentages)
Impairment charge	$—	$2,304	$(2,304)	NM	$—	$2,304	$(2,304)	NM
During the three and six months ended September 30, 2024, the Company executed a sublease for its Curative office space in Irving, Texas, which resulted in a $2.3 million impairment charge for the subleased asset group.
Other income, net

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands, except percentages)
Other income, net	$9,258	$9,029	$229	3%	$18,888	$16,145	$2,743	17%
Other income, net for the three months ended September 30, 2025 remained materially consistent as compared to the same period in 2024.

Other income, net for the six months ended September 30, 2025 increased $2.7 million as compared to the same period in 2024, primarily driven by increases in interest income due to higher yields earned on our cash equivalents and marketable securities portfolio and a higher average portfolio balance.
Provision for income taxes

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands, except percentages)
Provision for income taxes	$10,880	$18,017	$(7,137)	(40)%	$21,707	$29,809	$(8,102)	(27)%
Income tax expense for the three and six months ended September 30, 2025 decreased $7.1 million and $8.1 million as compared to the same periods in 2024, primarily driven by increased tax deductions from stock award activities offset in part by higher income before taxes.
Liquidity and Capital Resources
Since inception, we have financed operations primarily through proceeds received from sales of equity securities and payments received from our customers. As of September 30, 2025, our principal sources of liquidity were cash and cash equivalents and marketable securities of $878.4 million. Our marketable securities consist of U.S. government and agency securities, corporate notes and bonds, and commercial paper.
On May 1, 2024 the Company’s board of directors authorized a program to repurchase up to $500 million of the Company’s Class A common stock with no expiration date. As of September 30, 2025, the Company repurchased and retired 4,496,467 shares of Class A common stock under this program for an aggregate purchase price of $220.2 million and $279.8 million remained available and authorized for repurchase.
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
Effective January 1, 2023, the Company’s share repurchases in excess of allowable share issuances are subject to a 1% excise tax as a result of the Inflation Reduction Act of 2022. As of September 30, 2025, the Company had accrued excise taxes of $0.3 million and nil as of March 31, 2025.
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

Cash Flows

	Six Months Ended September 30,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$156,045	$109,589
Net cash provided by (used in) investing activities	$(29,032)	$54,099
Net cash used in financing activities	$(167,378)	$(76,225)
Net cash provided by operating activities
Cash provided by operating activities was $156.0 million for the six months ended September 30, 2025. This consisted of net income of $115.4 million, adjusted for non-cash items of $60.5 million and a net outflow from operating assets and liabilities of $19.8 million. Non-cash items primarily consisted of stock-based compensation expense of $51.3 million, depreciation and amortization expense of $6.3 million, amortization of deferred contract costs of $6.8 million, and non-cash lease expense of $0.9 million, partially offset by the accretion of discount on marketable securities of $4.7 million. The net outflow from operating assets and liabilities was driven by a $14.3 million decrease in deferred revenue due to the timing of customer billings and program launches, a $4.5 million increase in deferred contract costs, a $2.3 million decrease in accounts payable, accrued expenses, and other liabilities, a $1.1 million decrease in operating lease liabilities, and a $1.0 million increase in accounts receivable due to the timing of billings and collections. The outflows were partially offset by a $3.5 million decrease in prepaid expenses and other assets primarily due to prepaid taxes.
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
Net cash provided by (used in) investing activities
Cash used in investing activities was $29.0 million for the six months ended September 30, 2025, which primarily consisted of $268.2 million of marketable securities purchases, $26.5 million cash paid for acquisition, and $4.3 million for internal-use software development costs, partially offset by proceeds from the maturities of marketable securities of $270.0 million.
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
Net cash used in financing activities
Cash used in financing activities was $167.4 million for the six months ended September 30, 2025, which primarily consisted of common stock repurchases of $144.2 million, $24.5 million of taxes paid related to the net share settlement of equity awards, and $5.2 million of payments for contingent consideration related to the AMiON acquisition. These payments were partially offset by $4.8 million of proceeds from the exercise of stock options and common stock warrants and $1.8 million of proceeds from the issuance of common stock in connection with the employee stock purchase plan.
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
There have been no material changes to our critical accounting policies and estimates during the three and six months ended September 30, 2025 as compared to those described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025 and filed with the SEC on May 20, 2025.
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
Interest Rate Risk
Our cash and cash equivalents and marketable securities primarily consist of cash on hand and highly liquid investments in money market funds, corporate notes and bonds, commercial paper, and U.S. government and agency securities. As of September 30, 2025, we had cash and cash equivalents of $169.2 million and marketable securities of $709.1 million. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair value of our investments. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates.
A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $5.0 million and $5.4 million, respectively, in the market value of our cash equivalents and marketable securities as of September 30, 2025 and March 31, 2025. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investments caused by a change in interest rates are recorded in other comprehensive income and are realized in net income only if we sell the underlying securities.
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
On June 20, 2025, the Company, its Chief Technology Officer and its Director of AI Products were named as defendants in a lawsuit in the U.S. District Court for the District of Massachusetts, captioned OpenEvidence Inc. v. Doximity, Inc. et al., No. 1:25-cv-11802-RGS (D. Mass.). On September 17, 2025, the defendants filed their Answer and Counterclaims, in which they asserted counterclaims against the plaintiff including false advertising in violation of the Lanham Act, the Massachusetts Consumer Protection Law, and common law defamation. On October 29, 2025, the plaintiff amended its Complaint, adding Doximity’s subsidiary Pathway Medical, Inc. and certain other individuals as defendants. In its Amended Complaint, the plaintiff alleges the defendants gained unauthorized access to and launched cyberattacks against the defendant’s AI medical information platform. The Amended Complaint asserts claims for violation of the Computer Fraud and Abuse Act (CFAA), breach of contract, unjust enrichment, and trespass to chattels. The Amended Complaint dropped several previously asserted claims against the defendants, including a trade secrets claim under the Defend Trade Secrets Act (DTSA). The Amended Complaint requests a permanent injunction enjoining defendants from (i) accessing plaintiff’s platform; and (ii) engaging in any further conduct that violates plaintiff’s rights; an order to return or destroy the plaintiff’s information; actual damages, including lost profits; defendants’ profits and unjust enrichment attributable to the alleged misconduct; among other remedies. The defendants intend to defend vigorously against these claims.
For further discussion of our legal proceedings, please refer to Note 13—Commitments and Contingencies included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including the factors discussed in this Quarterly Report on Form 10-Q, our consolidated financial statements and the related notes thereto and the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025 (“Annual Report”),which could adversely affect our business, financial conditions and future results. Other than the risk factors set forth below, there have been no material changes from the risk factors discussed in our Annual Report.

We may become subject to litigation, which could have a material adverse effect on our business, financial condition, and results of operations.
We are currently subject to litigation, have been subject to litigation in the past, and may become subject to litigation in the future. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which we are not, or cannot be, insured against. We generally intend to defend ourselves vigorously; however, we cannot be certain of the ultimate outcomes of any claims currently pending or that may arise in the future. Resolution of these types of matters against us may result in our having to pay significant fines, judgments, or settlements, which, if uninsured, or if the fines, judgments, and settlements exceed insured levels, could adversely impact our earnings and cash flows, thereby having a material adverse effect on our business, financial condition, results of operations, cash flow, and per share trading price of our Class A common stock. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flows, expose us to increased risks that would be uninsured, and adversely impact our ability to attract directors and officers. Certain litigation or the resolution of certain litigation could damage our reputation or relationships with existing or potential customers and employees, make it more difficult to compete effectively and result in a diversion of management’s attention and resources, which could have a material adverse effect on our business, financial condition and results of operations.

We may seek to grow our business through acquisitions of, or investments in, new or complementary businesses, technologies, tools, or solutions, or through strategic alliances, and the failure to manage these acquisitions, investments or alliances, or to integrate them with our existing business, could have a material adverse effect on us.
We have completed acquisitions in recent years, including Curative Talent in fiscal 2021, AMiON in fiscal 2023and Pathway Medical in July 2025, and we may in the future consider opportunities to acquire or make additional investments in new or complementary businesses, technologies, offerings, tools, or solutions, or enter into strategic alliances, that may enhance our capabilities and platform in general, complement our current offerings, or expand the breadth of our markets. Our ability to successfully grow through these types of strategic transactions depends upon our ability to identify, negotiate, acquire, and integrate suitable target businesses, technologies, tools, and solutions and to obtain any necessary financing, and is subject to numerous risks, including:
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
On August 4, 2025, the Company issued 21,500 shares of Class A common stock upon the exercise of the warrant issued to U.S. News & World Report, L.P. in June 2021, at an exercise price of $12.56 per share and aggregate consideration of $270,040.
Share Repurchases
The following table presents information with respect to the repurchases of our Class A common stock during the three months ended September 30, 2025:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
July 1 - 31, 2025	190,948	$60.16	190,948	$290,196
August 1 - 31, 2025	105,896	$58.86	105,896	$283,962
September 1 - 30, 2025	58,394	$71.39	58,394	$279,794
Total	355,238		355,238
_______________
(1)On May 1, 2024, the Company’s board of directors authorized a program to repurchase up to $500 million of the Company’s Class A common stock with no expiration date. The repurchases can be executed through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information

Rule 10b5-1 Trading Plans
None.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-256584	3.2	June 15, 2021

3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-256584	3.4	June 15, 2021

4.1	Form of Class A common stock certificate of the Registrant.	S-1	333-256584	4.1	May 28, 2021

4.2	Amended and Restated Investors’ Rights Agreement, dated April 10, 2014, by and among the Registrant and certain of its stockholders.	S-1	333-256584	4.2	May 28, 2021

4.3	Warrant to Purchase Shares of Common Stock issued to U.S. News & World Report, L.P., dated March 10, 2017.	S-1	333-256584	4.3	May 28, 2021

4.4	Warrant to Purchase Shares of Class A Common Stock issued to U.S. News & World Report, L.P., dated June 14, 2021.	10-Q	001-40508	4.2	August 12, 2021

4.5	Amendment to Warrant to Purchase Shares of Class A Common Stock issued to U.S. News & World Report, L.P., dated September 2, 2021.	10-Q	001-40508	4.3	November 10, 2021

4.6	Second Amendment to Warrant to Purchase Shares of Class A Common Stock issued to U.S. News & World Report, L.P., dated October 8, 2021.	10-Q	001-40508	4.4	November 10, 2021

10.1#	Nate Gross Advisor Agreement	10-Q	001-40508	10.1	August 7, 2025

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith
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

DOXIMITY, INC.

Date: November 6, 2025	By:	/s/ Jeffrey Tangney
Jeffrey Tangney Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2025	By:	/s/ Anna Bryson
Anna Bryson Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)