Form 10-Q
period 2025-12-31
Doximity, Inc.
filed 2026-02-05
CIK 1516513

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
For the quarterly period ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The registrant had outstanding 133,811,547 shares of Class A common stock and 50,897,411 shares of Class B common stock as of January 29, 2026.

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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
DOXIMITY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	December 31, 2025	March 31, 2025
Assets
Current assets:
Cash and cash equivalents	$64,838	$209,614
Marketable securities	670,288	706,050
Accounts receivable, net of allowance for doubtful accounts of $1,476 and $1,937 at December 31, 2025 and March 31, 2025, respectively	156,589	128,354
Prepaid expenses and other current assets	101,738	44,602
Total current assets	993,453	1,088,620
Property and equipment, net	17,055	13,656
Deferred income tax assets	14,842	60,014
Operating lease right-of-use assets	7,523	8,886
Intangible assets, net	37,266	23,072
Goodwill	84,973	67,940
Other assets	1,914	2,121
Total assets	$1,157,026	$1,264,309
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,785	$1,356
Accrued expenses and other current liabilities	76,677	38,405
Deferred revenue, current	66,307	114,285
Operating lease liabilities, current	2,079	2,211
Total current liabilities	149,848	156,257
Deferred revenue, non-current	174	280
Operating lease liabilities, non-current	8,613	10,185
Contingent earn-out consideration liability, non-current	—	5,579
Other liabilities, non-current	19,093	9,383
Total liabilities	177,728	181,684
Commitments and contingencies (Note 13)
Stockholders' Equity
Preferred stock, $0.001 par value; 100,000 shares authorized as of December 31, 2025 and March 31, 2025, respectively; zero shares issued and outstanding as of December 31, 2025 and March 31, 2025, respectively	—	—
Class A and Class B common stock, $0.001 par value; 1,500,000 shares authorized as of December 31, 2025 and March 31, 2025, respectively; 184,992 and 188,875 shares issued and outstanding as of December 31, 2025 and March 31, 2025, respectively	185	189
Additional paid-in capital	956,744	894,225
Accumulated other comprehensive income	1,396	1,323
Retained earnings	20,973	186,888
Total stockholders’ equity	979,298	1,082,625
Total liabilities and stockholders’ equity	$1,157,026	$1,264,309
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOXIMITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Revenue	$185,053	$168,603	$499,491	$432,111
Cost of revenue	18,701	14,181	50,919	41,407
Gross profit	166,352	154,422	448,572	390,704
Operating expenses:
Research and development	34,595	22,421	91,596	68,235
Sales and marketing	42,205	38,491	117,738	108,102
General and administrative	17,656	13,585	49,144	32,943
Impairment charge	—	—	—	2,304
Total operating expenses	94,456	74,497	258,478	211,584
Income from operations	71,896	79,925	190,094	179,120
Other income, net	8,902	9,915	27,790	26,060
Income before income taxes	80,798	89,840	217,884	205,180
Provision for income taxes	19,240	14,644	40,947	44,453
Net income	$61,558	$75,196	$176,937	$160,727
Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.33	$0.40	$0.94	$0.86
Diluted	$0.31	$0.37	$0.88	$0.80
Weighted-average shares used in computing net income per share attributable to Class A and Class B common stockholders:
Basic	187,478	187,161	187,721	186,344
Diluted	199,224	202,233	200,375	200,625
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOXIMITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Net income	$61,558	$75,196	$176,937	$160,727
Other comprehensive income (loss)
Change in unrealized gain (loss) on available-for-sale-securities, net of tax benefit (provision) of $28, $561, $(24), and $(1,242), respectively	(81)	(1,661)	73	3,679
Comprehensive income	$61,477	$73,535	$177,010	$164,406
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOXIMITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended December 31, 2025
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Stockholders' Equity
	Shares	Amount
Balance as of September 30, 2025	188,090	$188	$936,176	$1,477	$157,690	$1,095,531
Stock-based compensation	—	—	25,899	—	—	25,899
Exercise of stock options	755	1	2,188	—	—	2,189
Vesting of restricted stock units, net of shares withheld for taxes	299	—	—	—	—	—
Tax withholding on shares under stock-based compensation awards	—	—	(8,869)	—	—	(8,869)
Repurchase and retirement of common stock, including excise tax	(4,152)	(4)	—	—	(198,275)	(198,279)
Common stock warrant expense	—	—	1,350	—	—	1,350
Other comprehensive loss	—	—	—	(81)	—	(81)
Net income	—	—	—	—	61,558	61,558
Balance as of December 31, 2025	184,992	$185	$956,744	$1,396	$20,973	$979,298

	Three Months Ended December 31, 2024
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Stockholders' Equity
	Shares	Amount
Balance as of September 30, 2024	186,781	$187	$863,113	$2,676	$95,220	$961,196
Stock-based compensation	—	—	18,600	—	—	18,600
Exercise of stock options	917	1	3,745	—	—	3,746
Vesting of restricted stock units, net of shares withheld for taxes	281	—	—	—	—	—
Tax withholding on shares under stock-based compensation awards	—	—	(8,107)	—	—	(8,107)
Repurchase and retirement of common stock, including excise tax	(395)	—	—	—	(19,200)	(19,200)
Common stock warrant expense	—	—	1,350	—	—	1,350
Other comprehensive loss	—	—	—	(1,661)	—	(1,661)
Net income	—	—	—	—	75,196	75,196
Balance as of December 31, 2024	187,584	$188	$878,701	$1,015	$151,216	$1,031,120
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOXIMITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Nine Months Ended December 31, 2025
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Stockholders' Equity
	Shares	Amount
Balance as of March 31, 2025	188,875	$189	$894,225	$1,323	$186,888	$1,082,625
Stock-based compensation	—	—	73,468	—	—	73,468
Exercise of stock options and common stock warrants	1,836	2	7,012	—	—	7,014
Vesting of restricted stock units, net of shares withheld for taxes	1,021	—	—	—	—	—
Tax withholding on shares under stock-based compensation awards	—	—	(33,362)	—	—	(33,362)
Repurchase and retirement of common stock, including excise tax	(6,773)	(6)	—	—	(342,852)	(342,858)
Common stock warrant expense	—	—	4,035	—	—	4,035
Issuance of common stock in connection with the employee stock purchase plan	33	—	1,816	—	—	1,816
Equity awards included in purchase consideration	—	—	9,550	—	—	9,550
Other comprehensive income	—	—	—	73	—	73
Net income	—	—	—	—	176,937	176,937
Balance as of December 31, 2025	184,992	$185	$956,744	$1,396	$20,973	$979,298

	Nine Months Ended December 31, 2024
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Stockholders' Equity
	Shares	Amount
Balance as of March 31, 2024	186,562	$187	$823,885	$(2,664)	$79,989	$901,397
Stock-based compensation	—	—	51,689	—	—	51,689
Exercise of stock options and common stock warrants	3,142	3	13,999	—	—	14,002
Vesting of restricted stock units, net of shares withheld for taxes	813	—	—	—	—	—
Tax withholding on shares under stock-based compensation awards	—	—	(16,329)	—	—	(16,329)
Repurchase and retirement of common stock, including excise tax	(2,988)	(2)	—	—	(89,500)	(89,502)
Common stock warrant expense	—	—	4,035	—	—	4,035
Issuance of common stock in connection with the employee stock purchase plan	55	—	1,422	—	—	1,422
Other comprehensive income	—	—	—	3,679	—	3,679
Net income	—	—	—	—	160,727	160,727
Balance as of December 31, 2024	187,584	$188	$878,701	$1,015	$151,216	$1,031,120
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOXIMITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended December 31,
	2025	2024
Cash flows from operating activities
Net income	$176,937	$160,727
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,252	7,830
Deferred income taxes	—	2,196
Stock-based compensation, net of amounts capitalized	84,885	54,326
Non-cash lease expense	1,363	1,392
Accretion of discount on marketable securities, net	(6,451)	(8,736)
Amortization of deferred contract costs	9,271	6,544
Impairment of long-lived assets	—	2,304
Other	181	289
Changes in operating assets and liabilities:
Accounts receivable	(28,599)	(36,464)
Prepaid expenses and other assets	(9,377)	21,251
Deferred contract costs	(11,259)	(9,069)
Accounts payable, accrued expenses and other liabilities	39,522	3,872
Deferred revenue	(48,084)	(30,085)
Operating lease liabilities	(1,705)	(1,599)
Net cash provided by operating activities	216,936	174,778
Cash flows from investing activities
Cash paid for acquisition, net of cash acquired	(26,528)	—
Purchases of intangible assets	(62)	—
Internal-use software development costs	(6,648)	(5,018)
Purchases of marketable securities	(381,122)	(531,833)
Maturities of marketable securities	413,167	517,221
Sales of marketable securities	10,386	14,805
Net cash provided by (used in) investing activities	9,193	(4,825)
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock options and common stock warrants	7,017	13,905
Proceeds from issuance of common stock in connection with the employee stock purchase plan	1,816	1,422
Taxes paid related to net share settlement of equity awards	(33,362)	(16,329)
Repurchase of common stock	(341,127)	(93,505)
Payment of contingent consideration related to a business combination	(5,249)	(5,470)
Payment of excise taxes on share repurchases	—	(1,491)
Net cash used in financing activities	(370,905)	(101,468)
Net increase (decrease) in cash and cash equivalents	(144,776)	68,485
Cash and cash equivalents, beginning of period	209,614	96,785
Cash and cash equivalents, end of period	$64,838	$165,270
Supplemental disclosures of cash flow information
Cash paid for taxes, net of refunds	$21,022	$35,814
Non-cash financing and investing activities
Equity awards included in purchase consideration	$9,550	$—
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
2.  Summary of Significant Accounting Policies
There have been no material changes to the significant accounting policies of the Company during the nine months ended December 31, 2025 as compared to those described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025 and filed with the SEC on May 20, 2025.
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
The accompanying condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s financial position, results of operations, stockholders’ equity, and cash flows. The results of operations for the three and nine months ended December 31, 2025, shown in this report are not necessarily indicative of the results to be expected for the full year ending March 31, 2026.
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
Concentrations of credit risk with respect to accounts receivable are primarily limited to certain customers to which the Company makes substantial sales. The Company’s significant customers that represented 10% or more of revenue or accounts receivable, net for the periods presented were as follows:

	Revenue				Accounts Receivable, Net
	Three Months Ended December 31,		Nine Months Ended December 31,		December 31, 2025	March 31, 2025
	2025	2024	2025	2024
Customer A	*	*	*	*	11%	12%
Customer B	*	*	*	*	11%	*
Customer C	12%	*	11%	*	*	*
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets to reduce complexity for the measurement of credit

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
losses arising from transactions accounted for under ASC 606. The practical expedient permits the entity to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for the Company for its fiscal year beginning on April 1, 2026, with early adoption permitted and any amendments should be applied prospectively. The Company is currently evaluating the impact of this ASU on its consolidated financial statement disclosures and believes that the adoption will not have a material impact on the consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which provides modernized guidance for the recognition and disclosure framework for internal-use software costs. This amendment removes all prescriptive and sequential software development stages and clarifies the threshold of when the Company is required to start capitalizing software costs, which commences when management has authorized and committed to funding the project and it is probable that the project will be completed and the software will be used to perform the function intended. ASU 2025-06 is effective for the Company for its fiscal year beginning on April 1, 2028, with early adoption permitted. The amendments in this ASU should be applied either prospectively, retrospectively, or utilizing a modified transition approach based on status of project. The Company is currently evaluating the impact of this ASU on the consolidated financial statements and related disclosures.
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
Revenue Disaggregation
Revenue consisted of the following (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Subscription	$175,379	$162,261	$472,723	$411,868
Other	9,674	6,342	26,768	20,243
Total revenue	$185,053	$168,603	$499,491	$432,111
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
The Company records unbilled revenue when revenue is recognized in amounts for which it is contractually entitled but exceeds the amounts the Company has a right to bill as of the end of the period. The Company records unbilled revenue on the condensed consolidated balance sheets within prepaid expenses and other current assets. The Company’s unbilled revenue balances were $1.5 million and $1.7 million as of December 31, 2025 and March 31, 2025, respectively.
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
Revenue recognized from amounts included in deferred revenue as of the beginning of the period was $76.3 million and $72.1 million, for the three months ended December 31, 2025 and 2024, respectively, and $112.1 million and $97.5 million for the nine months ended December 31, 2025 and 2024, respectively.
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
The Company capitalized contract acquisition costs of $6.7 million and $11.3 million for the three and nine months ended December 31, 2025, respectively, and $5.9 million and $9.1 million for the three and nine months ended December 31, 2024. Amortization of deferred contract costs was $2.5 million and $9.3 million for the three and nine months ended December 31, 2025, respectively, and $1.7 million and $6.5 million for the three and nine months ended December 31, 2024. The Company’s current and non-current deferred contract cost balances were $8.9 million and $0.6 million, respectively, as of December 31, 2025, and were $7.0 million and $0.5 million, respectively, as of March 31, 2025.
Deferred contract costs are periodically analyzed for impairment. There were no impairment losses relating to deferred contract costs during the three and nine months ended December 31, 2025 and 2024.
4.  Investments
The cost, gross unrealized gains and losses, and fair value of investments are as follows (in thousands):

	As of December 31, 2025
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$51,693	$—	$—	$51,693
U.S. government securities	4,994	—	—	4,994
Total cash equivalents	56,687	—	—	56,687
Marketable securities:
Commercial paper	17,645	8	—	17,653
Corporate notes and bonds	506,270	1,295	(20)	507,545
U.S. government and agency securities	144,510	580	—	145,090
Total marketable securities	668,425	1,883	(20)	670,288
Total cash equivalents and marketable securities	$725,112	$1,883	$(20)	$726,975
As of December 31, 2025, the contractual maturities of the Company’s available-for-sale debt securities were as follows (in thousands):

Fair Value
Due within one year	$417,311
Due in one to two years	257,971
Total	$675,282
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
As of December 31, 2025 and March 31, 2025, the Company has recognized accrued interest of $6.0 million and $5.8 million, respectively, which is included in prepaid expenses and other current assets in the condensed consolidated balance sheets.
The unrealized losses associated with the Company’s debt securities were immaterial as of December 31, 2025 and March 31, 2025. As the Company does not intend to sell the securities with unrealized losses and it is more likely than not that the Company will hold these securities until maturity or until the cost basis is recovered, the Company did not recognize any impairment on these securities as of December 31, 2025 or March 31, 2025. The Company did not recognize any credit losses related to the Company’s debt securities as of December 31, 2025 or March 31, 2025. The fair value related to the debt securities with unrealized losses for which no credit losses were recognized was $48.2 million and $177.3 million as of December 31, 2025 and March 31, 2025, respectively.
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

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following tables present the fair value hierarchy for the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$51,693	$—	$—	$51,693
U.S. government securities	—	4,994	—	4,994
Total cash equivalents	51,693	4,994	—	56,687
Marketable securities:
Commercial paper	—	17,653	—	17,653
Corporate notes and bonds	—	507,545	—	507,545
U.S. government and agency securities	142,083	3,007	—	145,090
Total marketable securities	142,083	528,205	—	670,288
Total cash equivalents and marketable securities	$193,776	$533,199	$—	$726,975

Liabilities:
Contingent earn-out consideration liability	$—	$—	$5,831	$5,831
Total contingent earn-out consideration liability	$—	$—	$5,831	$5,831

	As of March 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	$—	$73,047	$—	$73,047
Money market funds	84,475	—	—	84,475
Total cash equivalents	84,475	73,047	—	157,522
Marketable securities:
Commercial paper	—	42,863	—	42,863
Corporate notes and bonds	—	502,444	—	502,444
U.S. government and agency securities	157,727	3,016	—	160,743
Total marketable securities	157,727	548,323	—	706,050
Total cash equivalents and marketable securities	$242,202	$621,370	$—	$863,572

Liabilities:
Contingent earn-out consideration liability	$—	$—	$11,493	$11,493
Total contingent earn-out consideration liability	$—	$—	$11,493	$11,493
During the nine months ended December 31, 2025 and 2024, the Company had no transfers between levels of the fair value hierarchy.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Contingent Earn-out Consideration Liability
The following table summarizes the changes in the contingent earn-out consideration liability (in thousands):

	Nine Months Ended December 31,
	2025	2024
Beginning fair value	$11,493	$16,813
Additions in the period	—	—
Change in fair value	338	513
Payments	(6,000)	(6,000)
Ending fair value	$5,831	$11,326
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
6.  Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31, 2025	March 31, 2025
Furniture and equipment	$1,977	$2,140
Computers and software	505	689
Leasehold improvements	816	816
Internal-use software development costs	43,590	34,958
Total property and equipment	46,888	38,603
Less: accumulated depreciation and amortization	(29,833)	(24,947)
Total property and equipment, net	$17,055	$13,656
Depreciation and amortization expense on property and equipment was $2.1 million and $5.8 million for the three and nine months ended December 31, 2025, respectively, and $1.5 million and $4.6 million for the three and nine months ended December 31, 2024, respectively. Included in these amounts was amortization expense for internal-use software development costs of $1.9 million and $5.3 million for the three and nine months ended December 31, 2025, respectively, and $1.5 million and $4.2 million for the three and nine months ended December 31, 2024, respectively. The amortization of the internal-use software development costs is included in cost of revenue in the condensed consolidated statements of operations.
The Company capitalized internal-use software development costs of $3.4 million and $9.3 million, respectively, during the three and nine months ended December 31, 2025, and $2.4 million and $6.4 million, respectively, during the three and nine months ended December 31, 2024. Internal-use software development costs are included in property and equipment, net in the condensed consolidated balance sheets.
During the second quarter of fiscal 2025, an immaterial impairment charge was recognized on property and equipment in connection with a sublease. See Note 12—Impairment Charge for further details. No impairment was recognized on property and equipment during the three and nine months ended December 31, 2025.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
7.  Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2025	March 31, 2025
Accrued commissions	$10,023	$7,053
Accrued payroll, bonus, and related expenses	12,235	10,761
Employee contributions under employee stock purchase plan	1,948	587
Rebate liabilities	5,527	7,172
Sales and other tax liabilities	3,380	1,357
Current portion of contingent earn-out consideration liability	5,831	5,914
Accrued legal contingency (See Note 13—Commitments and Contingencies)	31,000	—
Other	6,733	5,561
Total accrued expenses and other current liabilities	$76,677	$38,405
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
The Company also committed to issue an additional $8 million of PSUs over the next two fiscal years, beginning in fiscal 2027. The performance targets will be established in the beginning of each fiscal year. These awards are subject to both service and performance-based vesting conditions. As of December 31, 2025, these PSUs are not considered granted from an accounting perspective as the performance targets have not been established.

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
9.  Intangible Assets and Goodwill
Intangible Assets
Intangible assets, net consisted of the following (in thousands):

	December 31, 2025	March 31, 2025
Customer relationships	$37,069	$37,069
Developed technology	18,700	—
Other intangibles	1,594	1,531
Total intangible assets	57,363	38,600
Less: accumulated amortization	(20,097)	(15,528)
Total intangible assets, net	$37,266	$23,072
Amortization expense for intangible assets was $1.9 million and $1.1 million for the three months ended December 31, 2025 and 2024, respectively, and $4.5 million and $3.2 million for the nine months ended December 31, 2025 and 2024, respectively.
No impairment charges on intangible assets were recorded during the three and nine months ended December 31, 2025 and 2024.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
As of December 31, 2025, future amortization expense is as follows (in thousands):

Year Ending March 31,	Amount
Remainder of 2026	$1,941
2027	7,762
2028	7,762
2029	7,762
2030	7,762
Thereafter	4,277
Total future amortization expense	$37,266
Goodwill
The changes in the carrying amount of goodwill were as follows (in thousands):

Nine Months Ended December 31, 2025
Balance, beginning of period	$67,940
Goodwill acquired	17,033
Balance, end of period	$84,973
No impairment charges on goodwill were recorded during the three and nine months ended December 31, 2025 and 2024.
10.  Equity
Preferred Stock
In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 100,000,000 shares of undesignated preferred stock with a par value of $0.001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors. As of December 31, 2025 and March 31, 2025, there were no shares of preferred stock issued and outstanding.
Common Stock and Dual-Class Structure
The Company has two classes of common stock authorized: Class A common stock and Class B common stock, and are collectively referred to as common stock throughout the notes to the condensed consolidated financial statements, unless otherwise noted. The Company’s amended and restated certificate of incorporation authorized the issuance of 1,000,000,000 shares of Class A common stock with par value of $0.001 and one vote per share, and 500,000,000 shares of Class B common stock with par value of $0.001 and ten votes per share. The holders of common stock are entitled to receive dividends, as may be declared by the board of directors. Each outstanding share of Class B common stock may be converted at any time at the option of the holder into one share of Class A common stock. As of December 31, 2025, there were 134,095,164 shares of Class A common stock, and 50,897,411 shares of Class B common stock outstanding.
Stock Repurchase Program
On May 1, 2024 the Company’s board of directors authorized a program to repurchase up to $500 million of the Company’s Class A common stock with no expiration date. As of December 31, 2025, the Company repurchased and retired 8,648,145 shares of Class A common stock under this program for an aggregate purchase price of $417.0 million and $83.0 million remained available and authorized for repurchase.
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

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Effective January 1, 2023, the Company’s share repurchases in excess of allowable share issuances are subject to a 1% excise tax as a result of the Inflation Reduction Act of 2022. As of December 31, 2025, the Company had accrued excise taxes of $1.7 million and nil as of March 31, 2025.
Common Stock Warrants
In October 2021, the Company issued a warrant to U.S. News (the “U.S. News Warrant”) to purchase 516,000 shares of Class A common stock with an exercise price of $12.56 per share in connection with the execution of a commercial agreement with U.S. News. The U.S. News Warrant expires 10 years from the date of grant. The first tranche of the U.S. News Warrant vested on May 1, 2022 and the remainder will vest on a monthly basis over approximately 6 years. The grant-date fair value of the U.S. News Warrant was $34.7 million, which was determined using the Black-Scholes option-pricing model on the date of grant. The fair value of the warrant is recognized as expense in cost of revenue in the condensed consolidated statements of operations on a straight-line basis over its vesting term of 6.48 years. During the nine months ended December 31, 2025 and 2024, $4.0 million was recognized as stock-based compensation expense relating to the U.S. News Warrant. As of March 31, 2025, 279,500 shares under the warrant were outstanding. During the nine months ended December 31, 2025, 50,167 shares with an intrinsic value of $2.3 million were exercised under the warrant and 229,333 shares under the warrant were outstanding as of December 31, 2025. As of December 31, 2025, unamortized stock-based compensation expense related to the unvested warrants was $12.1 million, which is expected to be recognized over the remaining vesting period of 2.25 years.
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
The Company granted stock options under the terms of the Plans and outside of the Plans, as approved by the board of directors. During fiscal 2018, the Company granted 4,682,582 options outside of the Plans, of which 2,114,582 options were exercised and 2,568,000 were outstanding as of December 31, 2025.
The Company has shares of common stock reserved for issuance as follows (in thousands):

December 31, 2025
Common stock warrants	229
2010 Plan
Options outstanding	8,511
2021 Plan
Awards outstanding	4,522
Shares available for future grant	43,519
2021 ESPP	11,598
Options outstanding outside the Plans	2,568
Total	70,947

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Stock Options
Stock options granted generally vest over four years with service-based, performance-based, and/or market-based conditions and expire ten years from the date of grant.
Stock option activities within the Plans as well as outside of the Plans were as follows:

	Number of Shares (in thousands)	Weighted-Average Exercise Price	Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance, March 31, 2025	13,013	$4.82	4.92	$692,422
Options exercised	(1,786)	3.57
Options forfeited or expired	(148)	7.04
Balance, December 31, 2025	11,079	4.99	4.16	435,265
Vested and exercisable as of December 31, 2025	9,415	4.47	4.00	374,768
Vested and expected to vest as of December 31, 2025	11,079	4.99	4.16	435,265
The aggregate intrinsic value of options exercised during the nine months ended December 31, 2025 and 2024 was $98.2 million and $100.5 million, respectively.
As of December 31, 2025, unamortized stock-based compensation expense related to unvested stock options was $5.8 million, which is expected to be recognized over a weighted-average period of 1.42 years.
The Company has not granted any stock options since the first quarter of fiscal 2022.
Restricted Stock Units (“RSUs”)
The RSUs granted by the Company generally vest over two to four years based on continued service.
The following table summarizes RSU activity (in thousands, except per share information):

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance, March 31, 2025	3,347	$31.66
Granted	1,959	58.04
Vested	(1,509)	36.26
Forfeited	(289)	35.77
Unvested balance, December 31, 2025	3,508	44.07
The total fair value of RSUs vested during the nine months ended December 31, 2025 and 2024 was $87.9 million and $43.6 million, respectively.
As of December 31, 2025, total unrecognized stock-based compensation expense related to unvested RSUs was $132.7 million, which is expected to be recognized over a weighted-average period of 2.02 years.
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
As of March 31, 2025, 480,030 PSUs were outstanding. During the nine months ended December 31, 2025, 685,500 PSUs were granted, 89,638 PSUs vested, and 61,578 PSUs were forfeited. As of December 31, 2025, 1,014,314 PSUs were outstanding, of which, 866,030 PSUs are considered granted from an accounting perspective as the performance targets have been established.
In July 2025, the Compensation Committee of the Board of Directors approved an equity award pool of $30 million, subject to both performance-based and service-based vesting conditions. Participants can earn up to 300% of the original pool. Out of the pool, $26.2 million worth of PSUs have been granted. During the nine months ended December 31, 2025, $9.3 million was recognized as stock-based compensation expense, net of amount capitalized as internal use software. As the monetary value of the obligation is based on a fixed monetary amount and will be settled in a variable number of shares, the obligation is recorded as a liability in other liabilities, non-current, on the condensed consolidated balance sheets. Subject to actual achievement, the number of shares will become fixed in the fourth quarter of fiscal 2026, at which point the liability will be reclassified to equity. The individual awards will vest on a quarterly basis through the fourth quarter of fiscal 2027.
As of December 31, 2025, the unamortized stock-based compensation expense related to outstanding PSUs for which performance conditions have been established was $52.9 million, which is calculated based on the probable outcome of the performance conditions as of December 31, 2025. The amount of expense to be recognized will be based on the extent the performance metrics are achieved.
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Cost of revenue	$2,899	$2,818	$8,723	$8,373
Research and development	13,654	4,471	30,165	14,602
Sales and marketing	9,926	6,487	28,144	19,881
General and administrative	7,067	5,592	17,853	11,470
Total stock-based compensation expense	$33,546	$19,368	$84,885	$54,326

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
11.  Net Income Per Share Attributable to Common Stockholders
The following table presents the reconciliation of the numerator and denominator for calculating basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Numerator
Net income	$61,558	$75,196	$176,937	$160,727
Denominator
Weighted-average shares used in computing net income per share attributable to Class A and Class B common stockholders, basic	187,478	187,161	187,721	186,344
Dilutive effect of stock options	10,320	13,197	10,979	13,219
Dilutive effect of other share-based awards	1,426	1,875	1,675	1,062
Weighted-average shares used in computing net income per share attributable to Class A and Class B common stockholders, diluted	199,224	202,233	200,375	200,625
Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.33	$0.40	$0.94	$0.86
Diluted	$0.31	$0.37	$0.88	$0.80
Certain potentially dilutive securities have been excluded from the calculation of diluted net income per share during the applicable periods because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Other share-based awards	187	49	154	203
Common stock warrants	229	315	242	412
Total	416	364	396	615
12.  Impairment Charge
During the second quarter of fiscal 2025, the Company executed a sublease for a portion of its Curative office space in Irving, Texas. The Company evaluated the associated asset group for impairment, which included the right-of-use assets and underlying property and equipment for the lease. The Company compared the expected future undiscounted cash flows to the carrying value and determined the respective asset group was not fully recoverable. The Company calculated the fair value based on the present value of the estimated cash flows from the sublease for the remaining lease term and compared the estimated fair value to its carrying value, which resulted in a $2.3 million impairment charge. The fair value of the operating lease right-of-use assets and associated property and equipment was estimated as of the sublease execution date using level 3 inputs based on an income approach by converting future sublease cash inflows and outflows to a single present value. Estimated cash flows were discounted at a rate commensurate with the inherent risks associated with the asset group to arrive at an estimate of fair value. The impairment charge was included in restructuring and impairment charge in the consolidated statements of operations. No impairment was recognized during the three and nine months ended December 31, 2025.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
13.  Commitments and Contingencies
Contractual Commitments
The Company has contractual commitments that relate mainly to third-party cloud infrastructure agreements and subscription agreements, which are used to facilitate the Company’s operations.
The Company has a web hosting arrangement for 3 years ending December 31, 2027, with an annual commitment of $7 million. As of December 31, 2025, the total remaining commitment was $14 million.
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
Legal Matters
Beginning in April 2024, the Company and certain of our directors and officers have been named in lawsuits in the United States District Court for the Northern District of California. The first lawsuit (the “securities lawsuit”) is captioned In re Doximity, Inc. Securities Litigation, No. 5:24-cv-02281 (N.D. Cal.). The operative complaint brings securities law claims on behalf of a putative class of our investors from June 24, 2021 and August 8, 2023 against the Company and our CEO related to our disclosure of user count and engagement rates. Five shareholder derivative lawsuits (the “derivative lawsuits”) have also been filed. Two are consolidated under the caption In re Doximity, Inc. Stockholder Derivative Litigation, No. 5:24-cv-02801 (N.D. Cal.). Two were filed in the United States District Court for the District of Delaware, they are captioned Guttman v. Tangney, et al,. 1:24-cv-01387 (D. Del) and Wong v. Tangney, et al., No. 1:25-cv-750 (D. Del.). One was filed in the Court of Chancery of the State of Delaware with the caption, Stern v. Tangney, et al., No. 2025-0661 (Del. Ch.) The derivative lawsuits assert claims for, among other things, violations of securities law, breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste against certain of our directors and officers on a similar basis to the securities lawsuit.
On December 24, 2025, the parties entered into a settlement, subject to court approval, to resolve the securities lawsuit. Under the terms of the settlement, in exchange for the release and dismissal with prejudice of all claims against the defendants, the Company has agreed to pay and/or to cause its insurance carriers to pay a total of $31 million, which will be covered through the Company’s insurance. The settlement does not constitute, and shall not be construed as, an admission of liability, fault, or wrongdoing by the Company or any of its executives, and remains subject to preliminary and final approval by the court, as well as the satisfaction of certain additional conditions. The Company recognized a liability, which is included in Accrued expenses and other current liabilities on its condensed consolidated balance sheets as of December 31, 2025, in the amount of $31 million which represents the Company's gross obligation under the settlement. A corresponding receivable was recognized, which is included in Prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets, which represents the insurance proceeds the Company is entitled to under its insurance policies that will be paid by the Company’s insurers to settle claims on its behalf. Following the agreement to settle the securities lawsuit, no other matters related to the aforementioned putative class action lawsuit remain outstanding. The Company is currently unable to predict the outcome of the derivative lawsuits and is unable to reasonably estimate the amount or range of loss, if any, that could result from an unfavorable outcome.

On June 20, 2025, the Company, its Chief Technology Officer and its Director of AI Products were named as defendants in a lawsuit in the U.S. District Court for the District of Massachusetts, captioned OpenEvidence Inc. v. Doximity,

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Inc. et al., No. 1:25-cv-11802-RGS (D. Mass.). On September 17, 2025, the defendants filed their Answer and Counterclaims, in which they asserted counterclaims against the plaintiff including false advertising in violation of the Lanham Act, the Massachusetts Consumer Protection Law, and common law defamation. On October 29, 2025, the plaintiff amended its Complaint, adding Doximity’s subsidiary Pathway Medical, Inc. and certain other individuals as defendants. In its Amended Complaint, the plaintiff alleges the defendants gained unauthorized access to its AI medical information platform. The Amended Complaint asserts claims for violation of the Computer Fraud and Abuse Act (CFAA), breach of contract, unjust enrichment, and trespass to chattels. The Amended Complaint dropped certain previously asserted claims against the defendants, including a trade secrets claim under the Defend Trade Secrets Act (DTSA). The Amended Complaint requests a permanent injunction enjoining defendants from (i) accessing plaintiff’s platform; and (ii) engaging in any further conduct that violates plaintiff’s rights; an order to return or destroy the plaintiff’s information; actual damages, including lost profits; defendants’ profits and unjust enrichment attributable to the alleged misconduct; among other remedies. The defendants intend to defend vigorously against these claims. In light of, among other things, the early stage of the litigation, the Company is unable to predict the outcome of these matters and is unable to reasonably estimate the amount or range of loss, if any, that could result from an unfavorable outcome. On January 22, 2026, the court issued orders on the parties’ motions to dismiss. The court dismissed OpenEvidence’s trespass to chattels claim and dismissed Pathway’s Lanham Act and Massachusetts Chapter 93A counterclaims. The court denied the motions to dismiss as to all other claims, including all counterclaims asserted by Doximity, and the litigation is proceeding.
From time to time, the Company has become involved in claims and other legal matters arising in the ordinary course of business. The Company investigates these claims as they arise. Although claims are inherently unpredictable, the Company is currently not aware of any other matters that, if determined adversely to the Company, would individually or taken together have a material effect on its results of operations, financial position, or cash flows. Aside from the settlement of the class action securities lawsuit above, no other material loss contingencies were recorded for the three and nine months ended December 31, 2025 and 2024.
14.  Leases
The Company has non-cancelable operating leases for the rental of office space with various expiration dates through 2030.
The components of lease expense were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Operating lease cost, net of sublease income	$467	$509	$1,405	$1,755
Variable lease cost	7	13	36	22
Total lease cost	$474	$522	$1,441	$1,777
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
Supplemental cash flow information related to leases was as follows (in thousands):

	Nine Months Ended December 31,
	2025	2024
Cash paid for amounts included in measurement of lease liabilities—Operating cash flows	$2,071	$2,033

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Supplemental balance sheet information related to leases was as follows:

	December 31, 2025	March 31, 2025
Weighted-average remaining lease term (in years)	4.50	5.17
Weighted-average discount rate	4.19%	4.19%
Maturities of operating lease liabilities, excluding sublease income, as of December 31, 2025 were as follows (in thousands):

Remainder of 2026	$617
2027	2,497
2028	2,605
2029	2,667
2030	2,706
Thereafter	679
Total future lease payments	$11,771
Less: imputed interest	(1,079)
Present value of lease liabilities	$10,692
15.  Other Income, net
Other income, net consisted of the following (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Interest income	$8,940	$9,886	$28,241	$26,166
Net gain on sale of marketable securities	120	59	120	90
Other expense	(158)	(30)	(571)	(196)
Other income, net	$8,902	$9,915	$27,790	$26,060
16.  Income Taxes
The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. The Company’s effective tax rates for the three and nine months ended December 31, 2025 were 23.8% and 18.8%, respectively, and 16.3% and 21.7% for the three and nine months ended December 31, 2024, respectively.
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
In July 2025, Congress passed and the President signed into law H.R. 1, the One Big Beautiful Bill Act ("Tax Act") which addresses certain business tax provisions enacted as a part of the 2017 Tax Cuts and Jobs Act including restoration of Section 174 expensing for US-based research. Accounting Standards Codification Topic 740, Income Taxes, (“Topic 740”) requires the tax impacts to be included in the reporting period that includes the date the Tax Act was signed into law. The impacts of the Tax Act are reflected in our results for the fiscal quarter ended December 31, 2025, and there was no material impact to our income tax expense or effective tax rate. Management elected to accelerate the deduction of all remaining unamortized domestic R&D expenses originally capitalized in fiscal years 2023 through 2025 in one year i.e. in fiscal year 2026. The net deductions benefit increased the Company’s December 31, 2025 prepaid taxes and decreased our deferred tax assets by approximately $39.6 million.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
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
The CODM assesses performance for the operating segment and decides how to allocate resources based on the review of consolidated net income, which the CODM uses to monitor budget versus actual results and review historical company performance trends. Significant segment expenses were determined to include cost of revenues, research and development expenses, sales and marketing expenses, general and administrative expenses, impairment charge, other income, net, and provision for income taxes, all of which are presented in the condensed consolidated statements of operations for the three and nine months ended December 31, 2025 and 2024. Significant segment expenses also include stock-based compensation expense and depreciation and amortization expense, which are presented in Note 10—Equity and the condensed consolidated statements of cash flows, respectively for the three and nine months ended December 31, 2025 and 2024. All intercompany transactions are eliminated upon consolidation. Assets provided to the CODM are consistent with those reported on the condensed consolidated balance sheets.
Substantially all of the Company’s long-lived assets were based in the United States as of December 31, 2025 and March 31, 2025. For the three and nine months ended December 31, 2025 and 2024, no country outside of the United States accounted for more than 10% of total revenue and substantially all of the Company’s revenue was derived in the United States.
18.  Subsequent Events
On February 3, 2026 the Company’s board of directors authorized a program to repurchase up to $500 million of the Company’s Class A common stock. The repurchase program has no expiration date and is subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. Immediately upon the repurchase of any shares of Class A common stock, such shares shall be retired by the Company and shall automatically return to the status of authorized but unissued shares of Class A common stock.

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
Overview
We are the leading digital platform for U.S. medical professionals, as measured by the number of members. Our members include more than 85% of U.S. physicians, spanning all 50 states and every medical specialty.
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
Our business model has delivered high revenue growth at scale with profitability. For the three months ended December 31, 2025 and 2024, we recognized revenue of $185.1 million and $168.6 million, respectively, representing a year-over-year growth rate of 10%. For the nine months ended December 31, 2025 and 2024, we recognized revenue of $499.5 million and $432.1 million, respectively, representing a year-over-year growth rate of 16%. For the three months ended December 31, 2025 and 2024, our net income was $61.6 million and $75.2 million and our adjusted EBITDA was $111.4 million and $102.0 million, respectively. For the nine months ended December 31, 2025 and 2024, our net income was $176.9 million and $160.7 million and our adjusted EBITDA was $292.0 million and $244.1 million, respectively. We have accomplished this while focusing on our core mission to help every physician be more productive and provide better care for their patients.

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
The number of customers with at least $500,000 of revenue has grown steadily in recent years as we have engaged new customers and expanded within existing ones. This cohort of customers accounted for approximately 84% of our revenue for the TTM ended December 31, 2025.

	December 31,
	2025	2024
Number of customers with at least $500,000 of revenue	126	115
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

	December 31,
	2025	2024
Net revenue retention rate	112%	117%

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

The following table presents a reconciliation of net income to adjusted EBITDA, adjusted EBITDA margin, and net income margin (in thousands, except percentages):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Net income	$61,558	$75,196	$176,937	$160,727
Adjusted to exclude the following:
Acquisition and other related expenses	—	—	1,616	—
Stock-based compensation	33,546	19,368	84,885	54,326
Depreciation and amortization	3,989	2,655	10,252	7,830
Provision for income taxes	19,240	14,644	40,947	44,453
Impairment charge	—	—	—	2,304
Change in fair value of contingent earn-out consideration liability	79	90	338	513
Legal expenses	1,886	—	4,813	—
Other income, net	(8,902)	(9,915)	(27,790)	(26,060)
Adjusted EBITDA	$111,396	$102,038	$291,998	$244,093

Revenue	$185,053	$168,603	$499,491	$432,111
Net income margin	33%	45%	35%	37%
Adjusted EBITDA margin	60%	61%	58%	56%
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
We calculate free cash flow as cash flow from operating activities less purchases of property and equipment, purchases of intangible assets, and internal-use software development costs.
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
The following table presents a reconciliation of our free cash flow to the most comparable GAAP measure, net cash provided by operating activities, for each of the periods indicated (in thousands):

	Nine Months Ended December 31,
	2025	2024
Net cash provided by operating activities	$216,936	$174,778
Purchases of intangible assets	(62)	—
Internal-use software development costs	(6,648)	(5,018)
Free cash flow	$210,226	$169,760
Other cash flow components:
Net cash provided by (used in) investing activities	$9,193	$(4,825)
Net cash used in financing activities	$(370,905)	$(101,468)

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
We also generate revenue from temporary and permanent medical recruiting services which we charge on an hourly-fee, and retainer and placement-fee basis, respectively. For the three and nine months ended December 31, 2025 and 2024, the revenue from temporary and permanent medical recruiting services was not significant to our total revenue.
For a description of our revenue accounting policies, see Note 2—Summary of Significant Accounting Policies included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025 and filed with the SEC on May 20, 2025.
Cost of Revenue
Cost of revenue is primarily comprised of expenses related to cloud hosting, personnel-related expenses for our customer success team, costs for third-party platform access, information technology, software costs, and other services used in connection with the delivery and support of our platform. Our cost of revenue also includes the amortization of internal-use software development costs, editorial and other content-related expenses, and allocated overhead. Cost of revenue is driven by the growth of our member network and utilization of our workflow tools. We intend to continue to invest additional resources in our cloud infrastructure and our customer support organizations to support the growth of our business.
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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
	(in thousands)
Revenue	$185,053	$168,603	$499,491	$432,111
Cost of revenue(1)	18,701	14,181	50,919	41,407
Gross profit	166,352	154,422	448,572	390,704
Operating expenses:
Research and development(1)	34,595	22,421	91,596	68,235
Sales and marketing(1)	42,205	38,491	117,738	108,102
General and administrative(1)	17,656	13,585	49,144	32,943
Impairment charge	—	—	—	2,304
Total operating expenses	94,456	74,497	258,478	211,584
Income from operations	71,896	79,925	190,094	179,120
Other income, net	8,902	9,915	27,790	26,060
Income before income taxes	80,798	89,840	217,884	205,180
Provision for income taxes	19,240	14,644	40,947	44,453
Net income	$61,558	$75,196	$176,937	$160,727
_______________
(1)Costs and expenses include stock-based compensation expense as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
	(in thousands)
Cost of revenue	$2,899	$2,818	$8,723	$8,373
Research and development	13,654	4,471	30,165	14,602
Sales and marketing	9,926	6,487	28,144	19,881
General and administrative	7,067	5,592	17,853	11,470
Total stock-based compensation expense	$33,546	$19,368	$84,885	$54,326

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
	(percentages of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	10	8	10	10
Gross profit	90	92	90	90
Operating expenses:
Research and development	19	13	18	16
Sales and marketing	23	23	24	25
General and administrative	10	8	10	8
Impairment charge	—	—	—	1
Total operating expenses	52	44	52	50
Income from operations	38	48	38	40
Other income, net	5	6	5	6
Income before income taxes	43	54	43	46
Provision for income taxes	10	9	8	9
Net income	33%	45%	35%	37%

Comparison of the three and nine months ended December 31, 2025 and 2024.
Revenue

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands, except percentages)
Revenue	$185,053	$168,603	$16,450	10%	$499,491	$432,111	$67,380	16%
Revenue for the three months ended December 31, 2025 increased $16.5 million as compared to the same period in 2024. The increase was primarily driven by a $13.1 million increase in subscription revenue. Of the increase in subscription revenue, $7.1 million was driven by the addition of new subscription customers1 and $6.0 million was due to the expansion of existing customers. The expansion of existing customers was primarily driven by average revenue per existing Marketing Solutions customers increasing by approximately 7% as a result of adding new and growing existing brands and service lines. Approximately 95% of our revenue for the three months ended December 31, 2025 was derived from subscription customers.
Revenue for the nine months ended December 31, 2025 increased $67.4 million as compared to the same period in 2024. The increase was primarily driven by a $60.9 million increase in subscription revenue. Of the increase in subscription revenue, $15.4 million was driven by the addition of new subscription customers1 and $45.5 million was due to the expansion of existing customers. The expansion of existing customers was primarily driven by average revenue per existing Marketing Solutions customers increasing by approximately 13% as a result of adding new and growing existing brands and service lines. Approximately 95% of our revenue for the nine months ended December 31, 2025 was derived from subscription customers.
Cost of revenue, gross profit and gross margin

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands, except percentages)
Cost of revenue	$18,701	$14,181	$4,520	32%	$50,919	$41,407	$9,512	23%
Gross profit	$166,352	$154,422	$11,930	8%	$448,572	$390,704	$57,868	15%
Gross margin	90%	92%			90%	90%
Cost of revenue for the three and nine months ended December 31, 2025 increased $4.5 million and $9.5 million as compared to the same periods in 2024. The increase was primarily driven by increases in hosting and software costs, personnel, and other costs to support revenue growth.
The gross margin for the three and nine months ended December 31, 2025 remained consistent as compared to the same period in 2024.
Operating Expenses
Research and development

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands, except percentages)
Research and development	$34,595	$22,421	$12,174	54%	$91,596	$68,235	$23,361	34%
Research and development expense for the three months ended December 31, 2025 increased $12.2 million as compared to the same period in 2024. The increase was driven by a $9.7 million increase in stock-based compensation as a result of new service-based as well as performance-based awards granted to new hires and existing employees, a $1.1 million increase in personnel costs due to merit increases and increases in average headcount, and a $0.8 million increase in third-party contractor costs.
1 We define new subscription customers as revenue generating subscription customers in the current fiscal period who did not contribute any revenue for the same period in the prior fiscal year.

Research and development expense for the nine months ended December 31, 2025 increased $23.4 million as compared to the same period in 2024. The increase was driven by a $16.8 million increase in stock-based compensation as a result of new service-based and performance-based awards granted to new hires and existing employees, a $3.7 million increase in personnel costs due to merit increases and increases in average headcount, and a $2.7 million increase in third-party contractor costs.
Sales and marketing

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands, except percentages)
Sales and marketing	$42,205	$38,491	$3,714	10%	$117,738	$108,102	$9,636	9%
Sales and marketing expense for the three months ended December 31, 2025 increased $3.7 million as compared to the same period in 2024, primarily driven by $3.4 million increase in stock-based compensation as a result of new awards granted to new hires and existing employees, and $1.3 million increase in marketing activities.
Sales and marketing expense for the nine months ended December 31, 2025 increased $9.6 million as compared to the same period in 2024, primarily driven by a $8.3 million increase in stock-based compensation as a result of new awards granted to new hires and existing employees and a $3.4 million increase in marketing activities, partially offset by a $1 million decrease in third-party contractor costs.
General and administrative

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands, except percentages)
General and administrative	$17,656	$13,585	$4,071	30%	$49,144	$32,943	$16,201	49%
General and administrative expense for the three months ended December 31, 2025 increased $4.1 million as compared to the same period in 2024, primarily driven by $3.2 million increase in legal expenses, and $1.5 million increase in stock-based compensation as a result of new awards granted to new hires and existing employees.
General and administrative expense for the nine months ended December 31, 2025 increased $16.2 million as compared to the same period in 2024, primarily driven by a $7.6 million increase in legal and accounting expenses, a $6.4 million increase in stock-based compensation as a result of new awards granted to new hires and existing employees, a $1.6 million increase related to acquisition expenses, and a $0.7 million increase in personnel costs due to merit increases and an increase in average headcount.
Impairment charge

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands, except percentages)
Impairment charge	$—	$—	$—	NM	$—	$2,304	$(2,304)	NM
During the nine months ended December 31, 2024, the Company executed a sublease for its Curative office space in Irving, Texas, which resulted in a $2.3 million impairment charge for the subleased asset group.
Other income, net

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands, except percentages)
Other income, net	$8,902	$9,915	$(1,013)	(10)%	$27,790	$26,060	$1,730	7%

Other income, net for the three months ended December 31, 2025 decreased $1.0 million as compared to the same period in 2024, primarily driven by decreases in interest income due to lower yields earned on our cash equivalents and marketable securities portfolio, partially offset by a higher average portfolio balance.
Other income, net for the nine months ended December 31, 2025 increased $1.7 million as compared to the same period in 2024, primarily driven by increases in interest income due to a higher average portfolio balance, partially offset by lower yields earned on our cash equivalents and marketable securities portfolio.
Provision for income taxes

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands, except percentages)
Provision for income taxes	$19,240	$14,644	$4,596	31%	$40,947	$44,453	$(3,506)	(8)%
Income tax expense for the three months ended December 31, 2025 increased $4.6 million as compared to the same period in 2024, primarily driven by decreased research and development credit and tax deductions from stock award activities offset in part by lower income before taxes.
Income tax expense for the nine months ended December 31, 2025 decreased $3.5 million as compared to the same period in 2024, primarily driven by increased tax deductions from stock award activities offset in part by higher income before taxes.
Liquidity and Capital Resources
Since inception, we have financed operations primarily through proceeds received from sales of equity securities and payments received from our customers. As of December 31, 2025, our principal sources of liquidity were cash and cash equivalents and marketable securities of $735.1 million. Our marketable securities consist of U.S. government and agency securities, corporate notes and bonds, and commercial paper.
On May 1, 2024 the Company’s board of directors authorized a program to repurchase up to $500 million of the Company’s Class A common stock with no expiration date. As of December 31, 2025, the Company repurchased and retired 8,648,145 shares of Class A common stock under this program for an aggregate purchase price of $417.0 million and $83.0 million remained available and authorized for repurchase.
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
Effective January 1, 2023, the Company’s share repurchases in excess of allowable share issuances are subject to a 1% excise tax as a result of the Inflation Reduction Act of 2022. As of December 31, 2025, the Company had accrued excise taxes of $1.7 million and nil as of March 31, 2025.
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

Cash Flows

	Nine Months Ended December 31,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$216,936	$174,778
Net cash provided by (used in) investing activities	$9,193	$(4,825)
Net cash used in financing activities	$(370,905)	$(101,468)
Net cash provided by operating activities
Cash provided by operating activities was $216.9 million for the nine months ended December 31, 2025. This consisted of net income of $176.9 million, adjusted for non-cash items of $99.5 million and a net outflow from operating assets and liabilities of $59.5 million. Non-cash items primarily consisted of stock-based compensation expense of $84.9 million, depreciation and amortization expense of $10.3 million, amortization of deferred contract costs of $9.3 million, and non-cash lease expense of $1.4 million, partially offset by the accretion of discount on marketable securities of $6.5 million. The net outflow from operating assets and liabilities was driven by a $48.1 million decrease in deferred revenue due to the timing of customer billings and program launches, a $28.6 million increase in accounts receivable due to the timing of billings and collections, a $11.3 million increase in deferred contract costs, $9.4 million increase in prepaid expenses and other assets primarily due to prepaid taxes, and a $1.7 million decrease in operating lease liabilities. The outflows were partially offset by a $39.5 million increase in accounts payable, accrued expenses, and other liabilities due to timing of payments.
Cash provided by operating activities was $174.8 million for the nine months ended December 31, 2024. This consisted of net income of $160.7 million, adjusted for non-cash items of $66.1 million and a net outflow from operating assets and liabilities of $52.1 million. Non-cash items primarily consisted of stock-based compensation expense of $54.3 million, depreciation and amortization expense of $7.8 million, amortization of deferred contract costs of $6.5 million, impairment of long-lived assets of $2.3 million, deferred income taxes of $2.2 million, and non-cash lease expense of $1.4 million, partially offset by the accretion of discount on marketable securities of $8.7 million. The net outflow from operating assets and liabilities was driven by a $36.5 million increase in accounts receivable due to the timing of billings and collections, a $30.1 million decrease in deferred revenue due to the timing of customer billings and program launches, and a $9.1 million increase in deferred contract costs. The outflows were partially offset by a $21.3 million decrease in prepaid expenses and other assets primarily due to prepaid taxes and a $3.9 million increase in accounts payable, accrued expenses, and other liabilities. During the nine months ended December 31, 2024, the Company made $35.8 million in payments for taxes. The increase in cash paid for income taxes in this period, as compared to prior years, was partially related to the Tax Cuts and Jobs Act of 2017, which eliminated the option to deduct research and development expenditures and required taxpayers to capitalize and amortize them over five or fifteen years.
Net cash provided by (used in) investing activities
Cash provided by investing activities was $9.2 million for the nine months ended December 31, 2025, which primarily consisted of proceeds from the maturities of marketable securities of $413.2 million and the sales of marketable securities of $10.4 million, partially offset by $381.1 million of marketable securities purchases, $26.5 million cash paid for acquisition, and $6.6 million for internal-use software development costs.

Cash used in investing activities was $4.8 million for the nine months ended December 31, 2024, which primarily consisted of $531.8 million of marketable securities purchases and $5.0 million for internal-use software development costs, partially offset by proceeds from the maturities of marketable securities of $517.2 million and $14.8 million of proceeds from the sale of marketable securities.
Net cash used in financing activities
Cash used in financing activities was $370.9 million for the nine months ended December 31, 2025, which primarily consisted of common stock repurchases of $341.1 million, $33.4 million of taxes paid related to the net share settlement of equity awards, and $5.2 million of payments for contingent consideration related to the AMiON acquisition. These payments were partially offset by $7.0 million of proceeds from the exercise of stock options and common stock warrants and $1.8 million of proceeds from the issuance of common stock in connection with the employee stock purchase plan.
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
There have been no material changes to our critical accounting policies and estimates during the three and nine months ended December 31, 2025 as compared to those described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025 and filed with the SEC on May 20, 2025.
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
Interest Rate Risk
Our cash and cash equivalents and marketable securities primarily consist of cash on hand and highly liquid investments in money market funds, corporate notes and bonds, commercial paper, and U.S. government and agency securities. As of December 31, 2025, we had cash and cash equivalents of $64.8 million and marketable securities of $670.3 million. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair value of our investments. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates.
A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $4.6 million and $5.4 million, respectively, in the market value of our cash equivalents and marketable securities as of December 31, 2025 and March 31, 2025. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investments caused by a change in interest rates are recorded in other comprehensive income and are realized in net income only if we sell the underlying securities.

Impact of Inflation
We do not believe that inflation has had a material effect on our business, results of operations, or financial condition. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. Our inability or failure to do so could harm our business, financial condition, and results of operations.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating our disclosure controls and procedures, our management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Based on such evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Accounting Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Beginning in April 2024, the Company and certain of our directors and officers have been named in lawsuits in the United States District Court for the Northern District of California. The first lawsuit (the “securities lawsuit”) is captioned In re Doximity, Inc. Securities Litigation, No. 5:24-cv-02281 (N.D. Cal.). The operative complaint brings securities law claims on behalf of a putative class of our investors from June 24, 2021 and August 8, 2023 against the Company and our CEO related to our disclosure of user count and engagement rates. Five shareholder derivative lawsuits (the “derivative lawsuits”) have also been filed. Two are consolidated under the caption In re Doximity, Inc. Stockholder Derivative Litigation, No. 5:24-cv-02801 (N.D. Cal.). Two were filed in the United States District Court for the District of Delaware, they are captioned Guttman v. Tangney, et al,. 1:24-cv-01387 (D. Del) and Wong v. Tangney, et al., No. 1:25-cv-750 (D. Del.). One was filed in the Court of Chancery of the State of Delaware with the caption, Stern v. Tangney, et al., No. 2025-0661 (Del. Ch.) The derivative lawsuits assert claims for, among other things, violations of securities law, breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste against certain of our directors and officers on a similar basis to the securities lawsuit.
On December 24, 2025 the parties entered into a settlement, subject to court approval, to resolve the securities lawsuit. Under the terms of the settlement, in exchange for the release and dismissal with prejudice of all claims against the defendants, the Company has agreed to pay and/or to cause its insurance carriers to pay a total of $31 million, which will be covered through the Company’s insurance. The settlement does not constitute, and shall not be construed as, an admission of liability, fault, or wrongdoing by the Company or any of its executives, and remains subject to preliminary and final approval by the court, as well as the satisfaction of certain additional conditions. Following the agreement to settle the securities lawsuit, no other matters related to the aforementioned putative class action lawsuit remain outstanding. The Company is currently unable to predict the outcome of the derivative lawsuits and is unable to reasonably estimate the amount or range of loss, if any, that could result from an unfavorable outcome.

On June 20, 2025, the Company, its Chief Technology Officer and its Director of AI Products were named as defendants in a lawsuit in the U.S. District Court for the District of Massachusetts, captioned OpenEvidence Inc. v. Doximity, Inc. et al., No. 1:25-cv-11802-RGS (D. Mass.). On September 17, 2025, the defendants filed their Answer and Counterclaims, in which they asserted counterclaims against the plaintiff including false advertising in violation of the Lanham Act, the Massachusetts Consumer Protection Law, and common law defamation. On October 29, 2025, the plaintiff amended its Complaint, adding Doximity’s subsidiary Pathway Medical, Inc. and certain other individuals as defendants. In its Amended Complaint, the plaintiff alleges the defendants gained unauthorized access to its AI medical information platform. The Amended Complaint asserts claims for violation of the Computer Fraud and Abuse Act (CFAA), breach of contract, unjust enrichment, and trespass to chattels. The Amended Complaint dropped certain previously asserted claims against the defendants, including a trade secrets claim under the Defend Trade Secrets Act (DTSA). The Amended Complaint requests a permanent injunction enjoining defendants from (i) accessing plaintiff’s platform; and (ii) engaging in any further conduct that violates plaintiff’s rights; an order to return or destroy the plaintiff’s information; actual damages, including lost profits; defendants’ profits and unjust enrichment attributable to the alleged misconduct; among other remedies. The defendants intend to defend vigorously against these claims. On January 22, 2026, the court issued orders on the parties’ motions to dismiss. The court dismissed OpenEvidence’s trespass to chattels claim and dismissed Pathway’s Lanham Act and Massachusetts Chapter 93A counterclaims. The court denied the motions to dismiss as to all other claims, including all counterclaims asserted by Doximity, and the litigation is proceeding.
For further discussion of our legal proceedings, please refer to Note 13—Commitments and Contingencies included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including the factors discussed in this Quarterly Report on Form 10-Q, our consolidated financial statements and the related notes thereto and the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025 (“Annual Report”), which could adversely affect our business, financial conditions and future results. Other than the risk factors set forth below, there have been no material changes from the risk factors discussed in our Annual Report.
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

We have completed acquisitions in recent years, including Curative Talent in fiscal 2021, AMiON in fiscal 2023 and Pathway Medical in July 2025, and we may in the future consider opportunities to acquire or make additional investments in new or complementary businesses, technologies, offerings, tools, or solutions, or enter into strategic alliances, that may enhance our capabilities and platform in general, complement our current offerings, or expand the breadth of our markets. Our ability to successfully grow through these types of strategic transactions depends upon our ability to identify, negotiate, acquire, and integrate suitable target businesses, technologies, tools, and solutions and to obtain any necessary financing, and is subject to numerous risks, including:

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
None.

Share Repurchases
The following table presents information with respect to the repurchases of our Class A common stock during the three months ended December 31, 2025:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
October 1 - 31, 2025	66,436	$68.88	66,436	$275,218
November 1 - 30, 2025	1,358,577	$50.40	1,358,577	$206,742
December 1 - 31, 2025	2,726,665	$45.40	2,726,665	$82,956
Total	4,151,678		4,151,678
_______________
(1)On May 1, 2024, the Company’s board of directors authorized a program to repurchase up to $500 million of the Company’s Class A common stock with no expiration date. The repurchases can be executed through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information

Rule 10b5-1 Trading Plans
On November 26, 2025, Ms. Phoebe Yang, a director of the Company, adopted a Rule 10b5-1 Trading Plan that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Ms. Yang’s Rule 10b5-1 Trading Plan, which has a term from November 26, 2025 to November 26, 2027, provides for the sale of 3,000 shares of common stock pursuant to a series of market orders. On the date of the execution of Ms. Yang’s Rule 10b5-1 Trading Plan, Ms. Yang held 14,729 shares of common stock. Ms. Yang’s net vested share amount will change as additional equity awards vest or shares are subsequently purchased or sold during the term of Ms. Yang’s Rule 10b5-1 Trading Plan.
Other than Ms. Yang’s Rule 10b5-1 Trading Plan noted above, during the quarter ended December 31, 2025, none of our directors or executive officers as defined in Rule 16a-1(f) of the Exchange Act adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-256584	3.2	June 15, 2021

3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-256584	3.4	June 15, 2021

4.1	Form of Class A common stock certificate of the Registrant.	S-1	333-256584	4.1	May 28, 2021

4.2	Amended and Restated Investors’ Rights Agreement, dated April 10, 2014, by and among the Registrant and certain of its stockholders.	S-1	333-256584	4.2	May 28, 2021

4.3	Warrant to Purchase Shares of Common Stock issued to U.S. News & World Report, L.P., dated March 10, 2017.	S-1	333-256584	4.3	May 28, 2021

4.4	Warrant to Purchase Shares of Class A Common Stock issued to U.S. News & World Report, L.P., dated June 14, 2021.	10-Q	001-40508	4.2	August 12, 2021

4.5	Amendment to Warrant to Purchase Shares of Class A Common Stock issued to U.S. News & World Report, L.P., dated September 2, 2021.	10-Q	001-40508	4.3	November 10, 2021

4.6	Second Amendment to Warrant to Purchase Shares of Class A Common Stock issued to U.S. News & World Report, L.P., dated October 8, 2021.	10-Q	001-40508	4.4	November 10, 2021

10.1#	Nate Gross Advisor Agreement	10-Q	001-40508	10.1	August 7, 2025

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2*	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith
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

DOXIMITY, INC.

Date: February 5, 2026	By:	/s/ Jeffrey Tangney
Jeffrey Tangney Chief Executive Officer (Principal Executive Officer)

Date: February 5, 2026	By:	/s/ Siddharth Sitaram
Siddharth Sitaram Chief Accounting Officer (Interim Principal Financial Officer and Interim Principal Accounting Officer)