Form 10-K
period 2026-03-31
Doximity, Inc.
filed 2026-05-19
CIK 1516513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of September 30, 2025, based on the closing price of $73.15 for a share of Class A common stock on the New York Stock Exchange, was approximately $9.86 billion.
The registrant had outstanding 131,975,436 shares of Class A common stock and 50,896,611 shares of Class B common stock as of May 12, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held in calendar 2026 are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended March 31, 2026.

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

PART I
Item 1. Business
Overview
We are the leading physician-first tech company, with over 3 million registered members1 as of March 31, 2026. Our registered members represent more than 85% of U.S. physicians, spanning all 50 states and every medical specialty, along with two-thirds of U.S. nurse practitioners and physician assistants, and approximately 90% of graduating U.S. medical students. We calculate U.S. physicians as all U.S. physicians (MDs/DOs) who are under the age of 76, not retired, hold an active medical license, and have a physician status on the National Provider Identifier (NPI) registry. As of March 31, 2026, the total number of U.S. physicians was approximately 1 million. To be included in our calculation of registered members as a percentage of U.S. physicians, we include those U.S. physicians who meet the above criteria and have registered on Doximity by claiming their pre-populated profile or creating a new profile.
Our mission is to help every physician be more productive and provide better care for their patients. We are physician-first, putting technology to work for doctors instead of the other way around. That guiding principle has enabled Doximity to become an essential and trusted professional platform for physicians and their colleagues. We provide our members with AI-powered tools specifically built for medicine, enabling them to collaborate with colleagues, stay up to date with the latest medical news and research, manage their careers and on-call schedules, and conduct virtual patient visits. Our Clinical AI Suite supports the full day-to-day workflow of a physician, from patient communication to documentation to answering clinical questions.
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
Our “Marketing Solutions” enable our pharmaceutical and health system customers to get the right content, services, and peer connections to the right medical professionals through a variety of modules. Our Marketing Solutions deliver high engagement, ROI, and help customers reach their brand goals. We count the top pharmaceutical manufacturers, hospitals, and health systems as our customers.
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
Our “Workflow Solutions,” which include our telehealth, on-call scheduling, digital fax and AI tools, are designed to streamline clinical workflow, reduce administrative burden, connect clinicians with patients and colleagues, and provide fast, evidence-based answers to clinical questions, including drug information.

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
Our member interactions have enabled us to build a vast, interactive data set, intelligently combining proprietary information and previously siloed public information. When combined with our customized algorithms and our team of analysts, engineers, and clinical experts, we believe we have unique, unparalleled insight into the specific needs of U.S. medical professionals that would be highly challenging and time-consuming for any competitor to replicate.
1 A registered member is a user who has completed the registration flow on Doximity by either claiming a pre-populated profile or creating a new profile.

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
Once verified, members gain access to our network, newsfeed, and—depending on their credentials—our Clinical AI Suite, including Dialer, our voice and video telehealth product; Scribe, our ambient AI that listens during patient visits and generates structured notes; and Ask (formerly DoxGPT), which provides evidence-based answers to clinical questions, including drug information.
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
◦For students and residents. Members beginning their medical careers can discover and compare training programs across the country using Residency Navigator, a tool that provides a transparent look into U.S. medical residency programs. Powered by peer nominations, ratings, and firsthand reviews, Residency Navigator gives medical students the information they need to navigate their future in medicine and to help choose the right program for their career goals. We do not accept fees or payments from hospitals or medical residency programs to impact their ranking or visibility on Residency Navigator. Residency Navigator serves as a relationship funnel for new members at the beginning of their medical careers. Approximately 90% of graduating U.S. medical students join Doximity to use tools including Residency Navigator before earning their medical degree.
Newsfeed
Our platform includes a personalized newsfeed that presents clinical and professional content to members. We leverage artificial intelligence, or AI, including machine learning, or ML, to create a personalized and curated newsfeed for each of our members. Our platform provides access to content, free of charge for all of our members, from a variety of internal and third-party sources, including content created in-house and content linked to third-party sites (some of which may require a separate subscription).
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
•Medical videos. Information about recent clinical trials or research results is distributed in an easy-to-consume video format, optimized for desktop or mobile viewing. Videos are designed to be brief, relevant, and eye-catching to disseminate knowledge without wasting a member’s time or disrupting their clinical workflow.
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
•Sponsored content. Certain articles, videos, and other types of content are identified as sponsored content and are designed to be highly relevant to our members. Sponsored content is created in concert with our customers, including pharmaceutical manufacturers and health systems, and may include information about medications, clinical trials, guidelines and resources, and trends in medicine and patient care. Sponsored content is developed in collaboration with our customer success team to ensure they meet the high-quality standards of our community.
Workflow Tools
Members of our platform access a suite of AI-powered communication and workflow tools designed to streamline daily workflows and expedite access to peer-reviewed evidence. These tools are integrated into a single application and website.
•Ask. Our members use Ask (formerly DoxGPT), our HIPAA-compliant AI assistant, to access and apply evidence-based medical information within their clinical workflows. Clinicians can ask clinical questions, summarize complex medical information, and generate clinical and administrative content. Ask includes an integrated, peer-reviewed drug reference covering over 3,200 drug monographs, with information on dosing, interactions, and adverse effects. It also provides access to full-text content from more than 2,000 medical journals, enabling members to move from question to summary to source all within a single workflow. Ask incorporates PeerCheck™, a physician-led verification layer designed to review and validate AI-generated responses. PeerCheck provides attribution, expert review, and additional clinical context where applicable, enabling clinicians to assess the reliability and completeness of responses. Ask also supports administrative workflows by assisting with drafting tasks such as prior authorizations, patient education materials, letters of medical necessity, and other clinical documentation. The tool integrates with our HIPAA-compliant fax and text messaging services to support secure transmission of documents. Ask is available to verified members and as an enterprise solution for hospitals and health systems.
•Scribe. Scribe is a HIPAA-compliant, AI-powered clinical documentation tool that generates structured, EHR-ready notes during patient encounters. It captures relevant clinical details in real time while filtering non-essential conversation, helping improve documentation efficiency and reduce administrative burden. Integrated with our telehealth tools (voice and video), Scribe enables clinicians to document care within their existing workflows.
•Telehealth. Our members connect with patients using our Dialer telehealth products, available directly or through Dialer Enterprise for hospitals and health systems. Calls may be voice or video-based and include features such as customizable caller ID, the ability to add interpreters or additional participants, and seamless call handoffs across care teams. Dialer also supports HIPAA-compliant patient messaging, including one-way texting, optional timed patient replies, scheduled messages, and group communication.
•Secure Messaging. Doximity’s HIPAA-compliant messaging functionality enables members to securely collaborate on patient consultations and coordinate care across multiple providers, systems, and locations.
•Fax and eSignature. The Doximity platform allows members to send and receive faxes in a HIPAA-compliant manner through our mobile app or website. Members can electronically create, sign, edit, and transmit documents, eliminating manual workflows. AI-enabled features allow users to query and summarize faxed documents, further streamlining existing workflows with additional automation.

•Prescribe. Doximity’s prescribing tool allows clinicians to send prescriptions directly to patients without leaving the platform. After writing a prescription, the patient receives a secure text to choose their preferred pharmacy with price transparency. Integrated with our telehealth tools, prescribing enables an end-to-end workflow from visit to fulfillment.

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
We also have a tech-enabled, higher-touch Hiring Solution called Curative Talent, which combines Doximity’s data science and intelligence with Curative Talent’s white-glove service and customer-focused recruiters. Our account managers at Curative Talent work with health systems to source both locum tenens and permanent staffing positions, leveraging our platform and providing a higher level of support on an ongoing basis than our self-service Hiring Solutions. Health systems contract staffing placements directly with Curative Talent on an hourly-fee or a placement-fee basis.
Workflow Solutions for Health Systems
We offer a range of workflow solutions to health systems and hospitals, spanning communication, documentation, and scheduling that support clinicians in their day-to-day work.
Core Enterprise Products
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
•Scribe. Scribe is Doximity's ambient AI documentation tool, designed to reduce the administrative burden of clinical note-taking for physicians. The product listens during patient visits, both in-person and via telehealth, and automatically generates a structured clinical note upon visit completion. Scribe supports a range of note templates including progress notes, consultations, and procedure notes, and integrates directly with Dialer, Doximity's voice and video communication product, enabling documentation to occur within a single workflow. The product offers flexible input options, including real-time ambient listening during visits, quick dictation, and pre-charting from mobile or desktop. Scribe is HIPAA-compliant and does not retain audio recordings, with privacy embedded in the product's core architecture.
•Ask. Ask is Doximity's clinical AI assistant, formerly known as DoxGPT, designed to streamline administrative tasks and provide fast, evidence-backed answers to clinical questions. Ask offers a fully integrated drug reference covering over 3,200 monographs with dosing, side effects, and interaction data, as well as free PDF access to the wide range of top-tier and specialty-specific medical journals, enabling clinicians to move from question to summary to source in a single click. Ask supports a range of clinical workflow tasks including documentation, appeal letters, and patient education materials. The product is HIPAA-compliant for all users, with data encrypted in transit and at rest.

Clinical AI Suite for Hospitals and Health Systems
Doximity’s Clinical AI Suite brings together Ask, Scribe, and Dialer into a unified, AI-powered workflow that supports clinical communication, documentation, and fast, evidence-backed answers to clinical questions. More than 140 leading U.S. health systems have reviewed, approved through privacy and AI governance committees, and adopted the Clinical AI Suite, underscoring the enterprise-grade trust and compliance it delivers. Used together, the products create a seamless experience: a clinician can conduct a patient call via Dialer, have Scribe automatically generate the clinical note, and use Ask to answer clinical questions or draft follow-up materials, all without leaving Doximity.

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
•Further monetize our Workflow Solutions. Our clinical workflow tools are used and trusted by hundreds of thousands of our members, and continue to drive daily use among physicians. The strong adoption of our Clinical AI Suite, at both the physician and enterprise level, reflects that professional trust, and we continue to look for opportunities to build upon these offerings. With the continued growth of our Clinical AI Suite, we are expanding our portfolio of enterprise clients, and there is still ample whitespace ahead of us.
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
•Consider strategic acquisitions to expand our platform capabilities. In the past, we have selectively used mergers and acquisitions to accelerate our product roadmap, offer medical professionals and customers more complete solutions, and increase demand for our products. This includes our acquisitions of Curative Talent, AMiON, and Pathway Medical Inc. We plan to continue evaluating similar opportunities and execute on them if we find the right fit for our members, customers, and our company.
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
•Proprietary workflow tools: Our workflow tools have been built to be physician-first with usability in mind at every step. Built on top of a modern software stack that ensures rapid scalability and enterprise-grade reliability, our tools allow medical professionals to manage their schedules, streamline documentation and administrative paperwork, connect with patients via messages, voice, and video, and leverage our AI-powered, physician-verified clinical reference and administrative tool. We have designed each of these services with a broad range of customized, physician-first features specific to our platform, such as our ‘call nudge’ reminding a patient of a visit, ‘straight to voicemail’ enabling physicians to choose not to disturb patients after-hours, and the flexibility to switch between voice and video at will, among others.
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
◦Marketing: We compete with online and offline outlets that provide marketing and advertising services that enable pharmaceutical manufacturers and health systems to educate medical professionals about their brands. These outlets include established health-related websites and mobile apps, like WebMD’s Medscape, as well as newer companies like OpenEvidence.

◦Hiring: We compete in the healthcare staffing industry with job boards, self-service recruiting tools, and medical recruiting firms in national, regional, and local markets. We compete with large healthcare staffing companies as well as smaller, more regionally focused companies.
◦Health System IT Budgets: We compete with providers of various solutions that aim to improve the productivity of the information technology services inside of health systems. This includes providers of communication solutions, such as Zoom Video Communications and Microsoft Teams, and dedicated telehealth services, such as Teladoc Health and American Well. We also compete with providers of scheduling solutions such as QGenda and a number of emerging AI solutions focusing on healthcare, including Abridge, OpenAI, and Anthropic.
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
As of March 31, 2026, we had a total of 880 full-time equivalent employees. More than a third of our full-time equivalent employees work in R&D, including in product, engineering, and data.
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
As of March 31, 2026, we have six granted patents and fourteen pending non-provisional patent applications in the United States. We continually review our development efforts to assess the existence and patentability of new intellectual property.
We have an ongoing trademark and service mark registration program pursuant to which we register our brand names, product names, and logos in the United States to the extent we determine appropriate and cost-effective. As of March 31, 2026, we have a total of fifteen registered or applied-for trademarks in the United States and four registered trademarks in non-U.S. jurisdictions. We also have registered domain names for websites that we use in our business, such as www.doximity.com and other variations.
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
•We may become, and are subject to, litigation, which could have a material adverse effect on our business, financial condition, and results of operations.
•Our development, deployment, and use of artificial intelligence (AI) may not achieve the expected benefits and may create operational, reputational, competitive, regulatory, legal, and liability risks.
•We rely on evolving technologies, including AI, network and mobile infrastructure, as well as our own capabilities, to maintain and scale our business and maintain competitiveness. Any significant interruptions or delays in service in our products, on our apps or websites or any undetected errors or design faults could adversely affect our business, financial condition, and results of operations.
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
Since launching our platform in fiscal 2012, we have experienced rapid growth and we continue to rapidly and significantly expand our operations. While we have experienced significant revenue growth in prior periods, it is not indicative of our future revenue growth. Our revenue growth rate has not been consistent, and we expect our revenue growth rate may decline. For example, in fiscal 2026 and 2025, our revenue grew by 13% and 20%, respectively, as compared to the prior years. Additionally, our full-time equivalent headcount increased from 830 as of March 31, 2025 to 880 as of March 31, 2026. Growth in our business increases the complexity of our operations and places significant strain on our management, personnel, systems, technical performance, financial resources, and internal financial control and reporting functions. We may not be able to manage growth effectively, which could damage our reputation, limit our growth, and negatively affect our operating results.

The growth and expansion of our business including the growth of artificial intelligence “AI” offerings creates significant challenges for our management, operational, and financial resources. In the event of continued growth of our operations or in the number of our third-party relationships, our information technology systems and our internal controls and procedures may not be adequate to support our operations. To effectively manage our growth, we must continue to improve our operational, financial, and management processes and systems and to effectively expand, train, and manage our employee base. As our organization continues to grow and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative solutions. This could negatively affect our business performance.
We expect to invest heavily in growing our business, which may cause our sales and marketing, research and development, and other expenses to increase and our margins to decline. Our net income and adjusted EBITDA margins may decrease as we grow our business.
Our investments in AI may not achieve the expected benefits and may expose us to additional risks.
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
•successfully compete with other companies that are currently in, or may in the future enter, the online professional network space, telehealth, or other healthcare AI productivity tools;
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
While one customer accounted for 10% or more of total revenue for the fiscal year ended March 31, 2026 and no customer met this threshold for the fiscal years ended March 31, 2025 and 2024, our revenue is relatively concentrated within a small number of key customers. In addition, some of our customers purchase our services indirectly through marketing agencies, some of whom represent a number of customers. The sudden loss of any of our largest customers or the renegotiation of any of our largest customer contracts, either directly or through marketing agencies, could have a significant impact on our revenue, the growth rate of our revenue, our reputation, and our ability to obtain new customers.
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
We face significant competition across different aspects of our business, and we expect such competition to increase. Our industry and the markets we serve are evolving rapidly and becoming increasingly competitive. Larger and more established companies may focus on our markets and could directly compete with us. Smaller companies could also launch new products and services that compete with us and that could gain market acceptance quickly. We also expect our existing competitors in the markets for Marketing and Hiring Solutions to continue to focus on these areas. A number of these companies may have greater financial, technological, and other resources than we do and greater name recognition and more established distribution networks and relationships with healthcare providers than us, which may enable them to compete more effectively. Specifically, we compete for medical professionals as members against large technology companies that have developed online networking and collaboration tools like LinkedIn, Facebook, Google, and X, in addition to smaller, emerging companies including various healthcare AI platforms.
We also compete to access marketing, hiring, and information technology budgets of pharmaceutical and health system companies as customers for our Marketing, Hiring, and Workflow Solutions. We compete for customers for our Marketing Solutions with online outlets such as health-related websites and mobile apps, like WebMD’s Medscape, and newer companies like OpenEvidence, as well as offline organizations that provide marketing and advertising services that enable pharmaceutical manufacturers and health systems to educate medical professionals. We compete for customers for our Hiring Solutions with large and regional staffing companies, job boards, self-service recruiting tools, and medical recruiting firms. We compete for customers for our Workflow Solutions with other providers of various solutions that aim to improve the productivity of the information technology services inside of health systems. This includes providers of communication solutions, such as Zoom Video Communications and Microsoft Teams, and dedicated telehealth services, such as American Well and Teladoc Health. We also compete with providers of scheduling solutions such as QGenda and a number of emerging AI solutions focusing on health care, including Abridge, OpenAI and Anthropic. We also compete for members, customers, and professional organizations in the market for online professional networks which continues to rapidly evolve. Our competitors may announce new products, services, or enhancements that better address changing industry standards or the needs of members and customers, such as mobile access. Any such increased competition could cause pricing pressure, loss of market share, or decreased member engagement, any of which could adversely affect our business and operating results.
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
The product offerings in our Workflow Solutions category include telehealth, on-call scheduling, and AI-based tools, such as Ask and Scribe. Each of these areas are relatively new and unproven, and it is uncertain whether these offerings will achieve and sustain high levels of demand, consumer acceptance, and market adoption. The success of our Workflow Solutions will depend to a substantial extent on the willingness of our members to use, and to increase the frequency and extent of their utilization of, our network, as well as on our ability to demonstrate the value of these offerings to employers, health plans, government agencies, and other purchasers of healthcare for beneficiaries. If any of these events do not occur or do not occur quickly, it could have a material adverse effect on our business, financial condition, and results of operations.
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
The preparation of financial statements in conformity with GAAP and our key metrics require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes and amounts reported in our key metrics. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates”. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, the fair values of acquired intangible assets and goodwill, the useful lives of long-lived assets, and deferred income taxes. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock.
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

In addition, laws, regulations, enforcement priorities and industry standards relating to AI, automated decision-making, privacy, data security, transparency and consumer protection are evolving and could increase our compliance costs or require changes to our products, services or business practices.
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
As of March 31, 2026, we accumulated $3.7 million of state net operating loss carryforwards, or NOLs, to reduce future taxable income, portions of which will begin to expire in 2042. Under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other tax attributes, including R&D tax credits, to offset its post-change income or taxes may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5 percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Based on an assessment of our historical ownership changes through March 31, 2026, we do not anticipate a current limitation on the tax attributes. Our ability to use NOLs and other tax attributes to reduce future taxable income and liabilities may be subject to limitations as a result of ownership changes that may occur in the future.
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
Our ability to maintain our competitive position is largely dependent on the services of our senior management and other key personnel. In addition, our future success depends on our continuing ability to attract, develop, motivate, and retain highly qualified and skilled employees. The market for such positions is competitive, especially in the San Francisco Bay Area. Qualified individuals are in high demand and we may incur significant costs to attract them. In addition, the loss of any of our senior management or other key employees, in particular our Chief Executive Officer, or our inability to recruit and develop mid-level managers could materially and adversely affect our ability to execute our business plan and we may be unable to find adequate replacements. For example, our former Chief Financial Officer departed in April 2026, and our Chief Accounting Officer served as interim principal financial officer and interim principal accounting officer while we conducted a search for a new Chief Financial Officer. On May 13, 2026, the Company appointed Matt Sonefeldt as Chief Financial Officer. In addition, we have experienced recent senior management changes which may result in temporary disruption or require additional management attention. Competition for qualified employees is intense in our industry, and the loss of even a few qualified employees, or an inability to attract, retain, and motivate additional highly skilled employees required for the planned expansion of our business could harm our operating results and impair our ability to grow. To attract and retain key personnel, we use various measures, including an equity incentive program for key executive officers and most employees. These measures may not be enough to attract and retain the personnel we require to operate our business effectively. All of our employees are at-will employees, meaning that they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. If we fail to retain talented senior management and other key personnel, or if we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business, financial condition, and results of operations may be materially adversely affected.
Our development, deployment, and use of artificial intelligence may not achieve the expected benefits and may create operational, reputational, competitive, regulatory, legal, and liability risks.
We use artificial intelligence, machine learning, generative AI, and other AI-enabled technologies as part of operating our business, and we incorporate AI-enabled features and applications into certain of our offerings, including our Workflow Solutions. We have invested, and expect to continue to invest, in expanding AI capabilities intended to improve physician productivity, support clinical reference, documentation, administrative, patient communication, and other healthcare workflows, enhance content generation and delivery, improve data analysis, and increase the efficiency of our internal operations. AI technologies can be complex and are rapidly evolving, and while we believe that AI-enabled features may help support the future growth of our business, there is no guarantee that such features or investments will ultimately be successful. Our AI-enabled offerings may not perform as expected, may not be adopted by members or customers, may be more costly to develop, operate, or support than anticipated, or may fail to improve our competitive position. Our competitors and other third parties, including larger technology companies, healthcare technology companies, and emerging AI-focused companies, may incorporate AI into their products or operations more quickly or more successfully than us, which could impair our ability to compete effectively.
AI-enabled tools and features may produce outputs, recommendations, summaries, classifications, drafts, documentation, clinical reference responses, analyses, workflow-related content, or other materials that are inaccurate, incomplete, biased, offensive, misleading, or otherwise deficient. AI systems may also produce “hallucinations,” reflect errors or bias in training, input, or customer data, or behave unpredictably in response to incomplete, ambiguous, or adversarial prompts. Because our members and customers operate in the healthcare industry, errors or perceived errors in AI-enabled outputs may be particularly sensitive and could result in reduced trust in our offerings, member or customer dissatisfaction, reputational harm, contractual disputes, regulatory scrutiny, litigation, or other liability. If our AI-enabled features are perceived as unreliable, unsafe, insufficiently transparent, or inconsistent with member or customer expectations, our reputation, business, financial condition, and results of operations could be adversely affected.
The development, deployment, and use of AI present various intellectual property, privacy, cybersecurity, confidentiality, data governance, contractual, and regulatory risks. Significant investment in the development, implementation, and maintenance of AI-enabled tools, datasets, models, safeguards, policies, procedures, and governance may be costly and may not adequately prevent errors, misuse, or other harm. AI-enabled tools may generate code, text, content, analyses, recommendations, documentation, or other materials that are alleged to infringe, misappropriate, or otherwise violate third-party intellectual property, privacy, publicity, contractual, or other rights. Employees, contractors, vendors, customers, members, or other third parties may use our AI-enabled features or other AI tools in ways that are inconsistent with our policies, contractual obligations, or applicable law, including by entering confidential, proprietary, personal, protected health, or other regulated information into third-party AI tools. Our AI-enabled tools and workflows may also be susceptible to emerging AI-related attack techniques, including prompt injection, data poisoning, model manipulation, malicious inputs, insecure model behavior, unauthorized access to model outputs or training data, and other threats. Any such issues could result in data leakage, loss of intellectual property or trade secret protection, privacy violations, security incidents, contractual breaches, regulatory scrutiny, litigation, indemnity obligations, or reputational harm.
Any integration of third-party AI models, platforms, vendors, datasets, or infrastructure with our offerings or internal operations relies on safeguards implemented by those third parties, including safeguards related to model performance, availability, privacy, data use, security, intellectual property, confidentiality, accuracy, bias mitigation, regulatory compliance, and other matters, and these safeguards may be insufficient. Third-party AI providers may also change their models, terms, pricing, availability, data-use practices, privacy and security commitments, intellectual property positions, or compliance posture in ways that adversely affect our products, operations, costs, or ability to meet our contractual or regulatory obligations. Interruptions, errors, degradation, security incidents, or changes involving third-party AI technologies could impair our products or internal operations and could adversely affect our business.
Existing laws and regulations may be interpreted, and new laws, regulations, enforcement priorities, industry standards, or judicial interpretations regarding AI may be adopted or applied, in ways that could negatively affect the way we use AI in our business and offerings. The legal and regulatory framework governing AI in the United States is evolving rapidly and remains uncertain, including with respect to AI-related disclosures, consumer protection, privacy, cybersecurity, automated decision-making, employment, discrimination, intellectual property, healthcare, and unfair or deceptive practices. These developments may require us to modify our products, disclosures, governance, risk-management processes, vendor oversight, data practices, contractual commitments, or business practices, and may increase our compliance costs or limit our ability to develop, deploy, or commercialize AI-enabled functionality.
If the content, analyses, recommendations, documentation, clinical reference responses, or other outputs arising from our AI-enabled offerings are, or are alleged to be, inaccurate, deficient, offensive, biased, misleading, or otherwise harmful, or if they have a perceived or actual negative impact on privacy, healthcare, employment, or other social contexts, we may experience brand and reputational harm, competitive harm, legal liability, or regulatory scrutiny. We may also face claims, regulatory scrutiny, litigation, or reputational harm if statements we make about our AI capabilities, AI governance, data practices, or the benefits of AI-enabled features are alleged to be inaccurate, exaggerated, misleading, or inadequately substantiated. Any failure, or perceived failure, to develop, deploy, govern, or disclose our use of AI responsibly could harm our reputation, reduce member or customer trust, impair adoption of our products, result in legal or regulatory proceedings, or adversely affect our business, financial condition, and results of operations.
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
We rely on software-as-a-service, or SaaS, and AI technologies from third parties.
We rely on SaaS and AI technologies from third parties in order to operate critical functions of our business, including financial management services, relationship management services, marketing services, and data storage services. For example, we rely on Amazon Web Services for a substantial portion of our computing and storage capacity, and rely on Google for storage capacity and collaboration tools. We are also highly dependent on our technology integration with products offered by certain third parties. Amazon Web Services provides us with computing and storage capacity pursuant to an agreement that continues until terminated by either party. Similarly, Google provides us with storage capacity and certain collaboration tools, and also may non-renew its agreement by providing 15 days’ notice prior to the end of the then-current term. Some of our other vendor agreements may be unilaterally terminated by the counterparty for convenience. If these services become unavailable due to contract cancellations, extended outages or interruptions, because they are no longer available on commercially reasonable terms or prices, or for any other reason, our expenses could increase, our ability to manage our finances could be interrupted, our processes for managing our offerings and supporting our consumers and partners could be impaired, and our ability to access or save data stored to the cloud may be impaired until equivalent services, if available, are identified, obtained, and implemented, all of which could harm our business, financial condition, and results of operations.
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
We are subject to income taxes in the United States and Canada and our tax provision could also be impacted by changes in accounting principles and changes in U.S. federal and state or international tax laws applicable to corporations. For example, on July 4, 2025, the One Big Beautiful Bill Act (the “Tax Act” or “OBBB”) was enacted. Key income tax-related provisions of the OBBB include repeal of mandatory capitalization of domestic research and development expenditures under Internal Revenue Code Section 174 (reinstating full expensing beginning in 2025) and revisions to international tax regimes, among other provisions. The U.S. Department of Treasury, the Internal Revenue Service, or the IRS, and other standard-setting bodies may issue additional guidance on how the provisions of the Tax Act will be applied or otherwise administered, and additional accounting guidance or interpretations may be issued in the future that is different from our current interpretation.
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
There is an increasing focus from regulators, certain investors, and other stakeholders concerning matters relating to environmental, social and governance factors, or ESG, both in the United States and internationally, including an increase in anti-ESG sentiment. In compliance with existing laws, we communicate certain ESG-related initiatives and/or commitments regarding environmental matters, diversity, and other matters on our website and elsewhere. These initiatives or commitments could be difficult or costly to achieve. We could be criticized for achieving, fail to achieve, or be perceived to fail to achieve, our ESG-related initiatives or commitments. In addition, we could be criticized for the timing, scope or nature of these activities, or for any revisions to them.
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
We may become, and are subject to, litigation, which could have a material adverse effect on our business, financial condition, and results of operations.
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
We rely on evolving technologies, including AI, network and mobile infrastructure, as well as our own capabilities, to maintain and scale our business and maintain competitiveness. Any significant interruptions or delays in service in our products, on our apps or websites or any undetected errors or design faults could adversely affect our business, financial condition, and results of operations.
We depend on the use of information technologies and systems, developing technologies including for instance, AI, and our reputation and ability to acquire, retain, and serve our customers are dependent upon the reliable performance of our apps and websites and the underlying network infrastructure. As our operations grow, we must continuously improve and upgrade our systems and infrastructure while maintaining or improving the reliability and integrity of our infrastructure. Our future success also depends on our ability to adapt our systems and infrastructure to meet rapidly evolving consumer trends and demands while continuing to improve the performance, features, and reliability of our solutions in response to competitive services and offerings. We expect the use of alternative platforms such as tablets and wearables will continue to grow and the emergence of niche competitors who may be able to optimize offerings, services, or strategies for such platforms will require new investment in technology. New developments in other areas, such as cloud computing, have made it easier for competition to enter our markets due to lower up-front technology costs. In addition, we may not be able to maintain our existing systems or replace or introduce new technologies and systems as quickly as we would like or in a cost-effective manner. There is also no guarantee that we will possess the financial resources or personnel, for the research, design, and development of new applications or services, or that we will be able to utilize these resources successfully and avoid technological or market obsolescence. Further, there can be no assurance that technological advances by one or more of our competitors or future competitors will not result in our present or future applications and services becoming uncompetitive or obsolete. If we were unable to enhance our offerings and network capabilities to keep pace with rapid technological and regulatory change, or if new technologies emerge that are able to deliver competitive offerings at lower prices, more efficiently, more conveniently, or more securely than our offerings, our business, financial condition, and results of operations could be adversely affected.
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
We continue to monitor industry-wide developments that may affect the spending patterns of our pharmaceutical and other healthcare customers. In particular, during fiscal 2026, uncertainty surrounding federal policy initiatives, including Most Favored Nation pricing negotiations between certain pharmaceutical companies and the federal government, contributed to short-term budget caution among certain pharmaceutical customers and affected the timing of bookings in our Marketing Solutions business. Although these developments did not materially affect our liquidity or results of operations for the year ended March 31, 2026, similar policy developments, pricing pressures, reimbursement changes, regulatory initiatives, or other industry-wide uncertainty could cause pharmaceutical companies and other healthcare customers to delay, reduce, or reallocate marketing, advertising, hiring, or other spending with us.
The impact of these uncertainties on our results will depend on, among other things, the duration and scope of policy developments, customer-specific budget decisions, the timing of customer campaign commitments, and the extent to which customers shift spending across channels or periods. If these developments result in lower customer budgets, longer sales cycles, pricing changes, or delayed campaign launches, our revenue growth, operating results, and visibility into future periods could be adversely affected. We are not currently able to quantify the potential impact of these uncertainties on future periods, and any such impact may vary by customer, product area, and reporting period.
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including our executive officers and directors and their affiliates, together hold approximately 79% of the voting power of our outstanding capital stock as of March 31, 2026. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively will continue to control a substantial majority of the combined voting power of our common stock and therefore, assuming no material sales of such shares, will be able to control all matters submitted to our stockholders for approval until ten years from the date the Company filed its final prospectus with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, or the Securities Act, on June 25, 2021, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders. Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning purposes. The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. If, for example, our executive officers (including our Chief Executive Officer), employees, directors and their affiliates retain a significant portion of their holdings of Class B common stock for an extended period of time, they could, in the future, continue to control a majority of the combined voting power of our Class A common stock and Class B common stock.

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
Item 2. Properties
Our corporate headquarters is located in San Francisco, California and consists of approximately 9,197 square feet of space under a lease that expires on December 31, 2026. We also lease office space in Irving, Texas. We lease all of our facilities and do not own any real property. We believe that our facilities are sufficient to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations.
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
Six shareholder derivative lawsuits (the “derivative lawsuits”) were also filed. Two are consolidated under the caption In re Doximity, Inc. Stockholder Derivative Litigation, No. 5:24-cv-02801 (N.D. Cal.). Two were filed in the United States District Court for the District of Delaware, captioned Guttman v. Tangney, et al., No. 1:24-cv-01387 (D. Del.) and Wong v. Tangney, et al., No. 1:25-cv-750 (D. Del.). Two were filed in the Court of Chancery of the State of Delaware with the captions Stern v. Tangney, et al., No. 2025-0661 (Del. Ch.) and Peter v. Tangney, et al., No. 2026-0220-NAC (Del. Ch.). The derivative lawsuits assert claims for, among other things, violations of securities laws, breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste against certain of the Company’s directors and officers on a similar factual basis to the securities lawsuit. In addition, two shareholders (Constance McCrea and Michael April) made a demand on the Board to investigate. Following an initial discussion with McCrea’s counsel, McCrea agreed to hold the demand in abeyance until the securities lawsuit is resolved, thus requiring no action at this time. The Company entered into a formal deferral agreement with McCrea.
On December 24, 2025, the parties entered into a settlement, subject to court approval, to resolve the securities lawsuit. Under the terms of the settlement, in exchange for the release and dismissal with prejudice of all claims against the defendants, the Company has agreed to cause its insurance carriers to pay a total of $31 million, which has been covered through the Company’s insurance. The settlement does not constitute, and shall not be construed as, an admission of liability, fault, or wrongdoing by the Company or any of its executives, and remains subject to final approval by the court and the satisfaction of certain additional conditions. The Court has scheduled a final settlement approval hearing for June 10, 2026. Following the agreement to settle the securities lawsuit, no other matters related to the putative class action remain outstanding. The Company is currently unable to predict the outcome of the derivative lawsuits and is unable to reasonably estimate the amount or range of loss, if any, that could result from an unfavorable outcome. The defendants intend to vigorously defend against these actions.

On June 20, 2025, the Company, its Chief Technology Officer and its Director of AI Products were named as defendants in a lawsuit in the U.S. District Court for the District of Massachusetts, captioned OpenEvidence Inc. v. Doximity, Inc. et al., No. 1:25-cv-11802-RGS (D. Mass.). On September 17, 2025, the defendants filed their Answer and Counterclaims, in which they asserted counterclaims against the plaintiff including false advertising in violation of the Lanham Act, the Massachusetts Consumer Protection Law, and common law defamation. On October 29, 2025, the plaintiff amended its Complaint, adding Doximity’s subsidiary Pathway Medical, Inc. and certain other individuals as defendants. In its Amended Complaint, the plaintiff alleges the defendants gained unauthorized access to its AI medical information platform. The Amended Complaint asserts claims for violation of the Computer Fraud and Abuse Act (CFAA), breach of contract, unjust enrichment, and trespass to chattels. The Amended Complaint dropped certain previously asserted claims against the defendants, including a trade secrets claim under the Defend Trade Secrets Act (DTSA). The Amended Complaint requests a permanent injunction enjoining defendants from (i) accessing plaintiff’s platform; and (ii) engaging in any further conduct that violates plaintiff’s rights; an order to return or destroy the plaintiff’s information; actual damages, including lost profits; defendants’ profits and unjust enrichment attributable to the alleged misconduct; among other remedies. The defendants intend to defend vigorously against these claims. On January 22, 2026, the court issued orders on the parties’ motions to dismiss. The court dismissed OpenEvidence’s trespass to chattels claim and dismissed Pathway’s Lanham Act and Massachusetts Chapter 93A counterclaims. The court denied the motions to dismiss as to all other claims, including all counterclaims asserted by Doximity, and the litigation is proceeding. The Company is currently unable to predict the outcome of the lawsuit and is unable to reasonably estimate the amount or range of loss, if any, that could result from an unfavorable outcome.
For further discussion of our legal proceedings, please refer to Note 14—Commitments and Contingencies included in Part II, Item 8 of this Annual Report on Form 10-K.
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
Holders of Record
As of May 12, 2026, there were 627 stockholders of record of our Class A common stock and 34 stockholders of record for our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
Recent Sales of Unregistered Equity Securities
On January 5, 2026, the Company issued 35,833 shares of Class A common stock upon the exercise of the warrant issued to U.S. News & World Report, L.P. in June 2021, at an exercise price of $12.56 per share and aggregate consideration of $450,062.
Issuer Purchases of Equity Securities
The following table presents information with respect to the repurchases of our Class A common stock during the three months ended March 31, 2026:

Period	Total Number of Shares Repurchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
January 1 - 31, 2026	518,675	$45.06	518,675	$59,584
February 1 - 28, 2026	—	$—	—	$559,584
March 1 - 31, 2026	2,746,210	$24.45	2,746,210	$492,452
Total	3,264,885		3,264,885
_______________
(1)On May 1, 2024, the Company’s board of directors authorized a program to repurchase up to $500 million of the Company’s Class A common stock with no expiration date. This program was completed as of March 2026. On February 3, 2026, the Company’s board of directors authorized another program to repurchase up to $500 million of the Company’s Class A common stock with no expiration date. The repurchases can be executed through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans.

Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC, for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act.
The graph below shows the cumulative total return to our stockholders between June 24, 2021 (the date that our Class A common stock commenced trading on the NYSE) through March 31, 2026 in comparison to the S&P 500 Index and the S&P 500 Information Technology Index. The graph assumes (i) that $100 was invested in each of our Class A common stock, the S&P 500 Index, and the S&P 500 Information Technology Index at their respective closing prices on June 24, 2021 and (ii) reinvestment of gross dividends. The stock price performance shown in the graph represents past performance and should not be considered an indication of future stock price performance.

Comparison of Cumulative Total Return
250
200
150
100
50
0
06/24/21
03/31/22
03/31/23
03/31/24
03/31/25
03/31/26
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
A discussion regarding our financial condition and results of operations for the fiscal year ended March 31, 2026 compared to the fiscal year ended March 31, 2025 is presented below. A discussion regarding our financial condition and results of operations for the fiscal year ended March 31, 2025 compared to the fiscal year ended March 31, 2024 can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025 and filed with the SEC on May 20, 2025.
Overview
We are the leading digital platform for U.S. medical professionals, with over 3 million registered members2 as of March 31, 2026. Our registered members represent more than 85% of U.S. physicians, spanning all 50 states and every medical specialty, along with two-thirds of U.S. nurse practitioners and physician assistants, and approximately 90% of graduating U.S. medical students. As of March 31, 2026, the total number of U.S. physicians was approximately 1 million. We calculate U.S. physicians as all U.S. physicians (MDs/DOs) who are under the age of 76, not retired, hold an active medical license, and have a physician status on the National Provider Identifier (NPI) registry. To be included in our calculation of registered members as a percentage of U.S. physicians, we include those U.S. physicians who meet the above criteria and have registered on Doximity by claiming their pre-populated profile or creating a new profile.
Our mission is to help every physician be more productive and provide better care for their patients. We are physician-first, putting technology to work for doctors instead of the other way around. That guiding principle has enabled Doximity to become an essential and trusted professional platform for physicians and their colleagues. We provide our members with AI-powered tools specifically built for medicine, enabling them to collaborate with colleagues, stay up to date with the latest medical news and research, manage their careers and on-call schedules, and conduct virtual patient visits. Our Clinical AI Suite supports the full day-to-day workflow of a physician, from patient communication to documentation to answering clinical questions.
At the core of our platform is the largest medical professional network in the nation, which creates proximity within our community of doctors and other medical professionals. Verified members can search and connect with colleagues and specialists, which allows them to better coordinate patient care and streamline referrals. Our newsfeed addresses the ever increasing sub-specialization of medical expertise and volume of medical research by delivering news and information that is relevant to each physician's clinical practice. We also support physicians in their day-to-day practice of medicine with mobile-friendly and easy-to-use workflow tools such as voice and video dialer, secure messaging, digital faxing, and our Clinical AI Suite, including Ask (formerly DoxGPT) and Scribe. Our business model is designed to both respect and support physicians while driving value for our customers through our Marketing, Hiring, and Workflow Solutions. Our revenue-generating customers, primarily pharmaceutical manufacturers and health systems, have access to a suite of commercial solutions that benefit from broad physician usage.
Our business model has delivered high revenue growth at scale with profitability. For the fiscal years ended March 31, 2026, 2025 and 2024, we recognized revenue of $644.9 million, $570.4 million, and $475.4 million, respectively, representing year-over-year growth rates of 13% and 20%, respectively. Our net income was $196.1 million, $223.2 million, and $147.6 million for the fiscal years ended March 31, 2026, 2025, and 2024, respectively. For the fiscal years ended March 31, 2026, 2025 and 2024, we generated adjusted EBITDA of $357.8 million, $313.8 million, and $230.5 million, respectively. We have accomplished this while focusing on our core mission to help every physician be more productive and provide better care for their patients.
2 A registered member is a user who has completed the registration flow on Doximity by either claiming a pre-populated profile or creating a new profile.

Impact of Macroeconomic Events
Unfavorable conditions in the economy may negatively affect the growth of our business and our results of operations. For example, macroeconomic events and policy uncertainty may slow decision making and budget allocation and reduce discretionary marketing spend at pharmaceutical companies. Adverse changes in budget allocation and discretionary marketing spend could impact our business, collection of accounts receivable and our expected cash flow generation, which may adversely impact our financial condition and results of operations.
We continue to closely monitor the impact of policy and macroeconomic uncertainties on all aspects of our business. While these uncertainties have not had a material adverse impact on our financial condition and results of operations to date, the extent to which these events and future policy and macroeconomic events will impact our business, results of operations and financial condition is still unknown and will depend on future developments, which are highly uncertain and cannot be predicted.
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
The number of customers with at least $500,000 of revenue has grown steadily in recent years as we have engaged new customers and expanded within existing ones. This cohort of customers accounted for approximately 83% of our revenue in fiscal 2026.

	March 31,
	2026	2025	2024
Number of customers with at least $500,000 of revenue	125	118	100
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

	March 31,
	2026	2025	2024
Net revenue retention rate	109%	119%	114%

Quarterly Unique Active Providers using our Workflow Tools. Quarterly unique active providers3 using our Workflow Tools is a key performance indicator of our platform’s adoption and long-term growth potential among providers on our platform. We calculate the number of unique active providers by counting providers who securely login and use any of the following workflow functions on our technology platform during the quarter: placing phone calls or video calls lasting more than 10 seconds, sending voicemails, or sending secure text messages using our Dialer communications tools; sending or receiving faxes; submitting a prompt on Ask (formerly DoxGPT), our HIPAA‑compliant generative AI clinical research tool and writing assistant; conducting research on prescription drugs; reviewing AI responses for our PeerCheck feature; scheduling via our on-
3 Providers are health care professionals with clinical / prescribing roles specifically Physicians (MD/DO), Nurse practitioners (NPs), Certified registered nurse anesthetist (CRNAs), Physician assistants (PAs), Pharmacists, and Medical students call scheduling tool, Amion; or using our HIPAA-compliant ambient note taking tool, Scribe, for a patient visit. Each provider is counted once per quarter, even if they use multiple tools or use them many times.
The figures in the following table are presented in millions:

	March 31,
	2026	2025	2024
Quarterly unique active providers using our workflow tools	0.81	0.62	0.58

Components of Results of Operations
Revenue
Marketing Solutions. Our customers purchase a subscription to Marketing Solutions, either directly or through marketing agencies, for the ability to share tailored content on the Doximity platform via a variety of modules for defined time periods. We generally bill customers either upon contract execution for a portion of the contract, with the remainder billed based on various time-based milestones, or on a monthly basis beginning in the month services are launched. When revenue is recognized in advance of billings, we record unbilled revenue. Unbilled revenue is recorded on the consolidated balance sheets within prepaid expenses and other current assets. Subscriptions to Marketing Solutions include the following contractual arrangements:
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
Hiring and Workflow Solutions. We provide Hiring Solutions customers access to our platform which enables them to post job openings or deliver a fixed number of monthly messages to our network of medical professionals. We offer Workflow Solutions customers access to telehealth tools, on-call scheduling, and our Clinical AI Suite, including Dialer, Scribe and Ask, during the subscription period. Hiring and Workflow Solutions contracts are noncancelable and customers are billed in annual, quarterly, or monthly installments in advance of the service period, and revenue is recognized ratably over the contractual term.
We also generate revenue from temporary and permanent medical recruiting services which we charge on an hourly-fee, and retainer and placement-fee basis, respectively. For the fiscal years ended March 31, 2026, 2025, and 2024, the revenue from temporary and permanent medical recruiting services was not significant to our total revenue.
Cost of Revenue
Cost of revenue is primarily comprised of expenses related to cloud hosting, personnel-related expenses for our customer success team, costs for third-party platform access, information technology, software costs, including generative AI platform usage and inference costs, amortization of acquired intangibles, and other services used in connection with the delivery and support of our platform. Our cost of revenue also includes the amortization of internal-use software development costs, editorial and other content-related expenses, and allocated overhead. Cost of revenue is driven by the growth of our member network and utilization of our workflow tools. We intend to continue to invest additional resources in our cloud infrastructure, AI initiatives, and our customer support organizations to support the growth of our business.
Gross Profit and Gross Margin
Gross profit is total revenue less total cost of revenue. Gross margin is gross profit expressed as a percentage of total revenue. Gross profit and gross margin has been and will continue to be affected by a number of factors, including the timing of our acquisition of new customers and sales of additional solutions to existing customers, the timing and extent of our investments in our operations, cloud hosting costs, growth in our customer success team, AI and related efforts, and the timing of internal-use software development costs amortization and amortization of acquired intangibles. We expect our gross margin to remain relatively steady over the near term, although our quarterly gross margin is expected to fluctuate from period to period depending on the interplay of these and other factors.

Operating Expenses
Our operating expenses consist of research and development, sales and marketing, general and administrative, and restructuring and impairment charges.
Research and Development
Research and development expense is primarily comprised of personnel-related expenses associated with our engineering and product teams who are responsible for building new products and improving existing products. Research and development expense also includes costs for information technology, software-related costs, contractors, third-party services, and allocated overhead. Other than internal-use software development costs that qualify for capitalization, research and development costs are expensed as incurred. We expect research and development expenses will increase on an absolute dollar basis as we continue to grow our platform and product offerings, including investments in our AI initiatives.
Sales and Marketing
Sales and marketing expense is primarily comprised of personnel-related expenses, sales incentive compensation, advertising costs, travel, and other event expenses. Sales and marketing expense also includes costs for information technology, software-related costs, contractors, third-party services, allocated overhead, intangible assets amortization, and change in fair value of contingent earn-out consideration liability. We capitalize sales incentive compensation that is considered to be an incremental and recoverable cost of obtaining a contract with a customer. These sales incentive compensation costs are amortized over the period of benefit. We expect sales and marketing expense to increase as we invest in our AI product offerings and to continue to be our largest expense on an absolute basis.
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
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in U.S. federal, state, local, and foreign jurisdictions in which we conduct business. We continue to maintain a valuation allowance related to specific net deferred tax assets where it is not more likely than not that the deferred tax assets will be realized, which includes Arizona research and development credits and capital loss carryforwards. Our effective income tax rate generally differs from the U.S. statutory tax rate of 21.0% primarily due to U.S. federal and state research and development tax credits, stock-based compensation related tax benefits, and state income taxes.

Results of Operations
The following tables set forth our consolidated results of operations data and such data as a percentage of revenue for the periods presented.

	Fiscal Year Ended March 31,
	2026	2025	2024
	(in thousands)
Revenue	$644,863	$570,399	$475,422
Cost of revenue(1)	70,326	55,874	50,669
Gross profit	574,537	514,525	424,753
Operating expenses:
Research and development(1)	130,702	93,038	81,983
Sales and marketing(1)	163,648	145,713	133,129
General and administrative(1)	65,267	45,670	37,827
Restructuring and impairment charges(1)	—	2,304	7,936
Total operating expenses	359,617	286,725	260,875
Income from operations	214,920	227,800	163,878
Other income, net	35,085	35,774	21,324
Income before income taxes	250,005	263,574	185,202
Provision for income taxes	53,954	40,389	37,620
Net income	$196,051	$223,185	$147,582
_______________
(1)Cost of revenue and operating expenses include stock-based compensation expense as follows:

	Fiscal Year Ended March 31,
	2026	2025	2024
	(in thousands)
Cost of revenue	$11,680	$11,001	$9,479
Research and development	46,159	19,394	11,978
Sales and marketing	39,397	26,323	16,857
General and administrative	24,391	15,668	9,116
Restructuring	—	—	3,646
Total stock-based compensation expense	$121,627	$72,386	$51,076

	Fiscal Year Ended March 31,
	2026	2025	2024
	(percentages of revenue)
Revenue	100%	100%	100%
Cost of revenue	11	10	11
Gross profit	89	90	89
Operating expenses:
Research and development	20	16	17
Sales and marketing	25	26	28
General and administrative	10	8	8
Restructuring and impairment charges	—	—	2
Total operating expenses	55	50	55
Income from operations	34	40	34
Other income, net	4	6	5
Income before income taxes	38	46	39
Provision for income taxes	8	7	8
Net income	30%	39%	31%

Comparison of the Fiscal Years Ended March 31, 2026 and 2025.
Revenue

	Fiscal Year Ended March 31,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Revenue	$644,863	$570,399	$74,464	13%
Revenue for the fiscal year ended March 31, 2026 increased $74.5 million as compared to the fiscal year ended 2025. The increase was primarily driven by a $64.6 million increase in subscription revenue. Of the increase in subscription revenue, $16.2 million was driven by the addition of new subscription customers4 and $48.4 million was due to the expansion of existing customers. The expansion of existing customers was primarily driven by average revenue per existing Marketing Solutions customer increasing by 10% as a result of adding new and growing existing brands and service lines. Approximately 94% of our revenue for the fiscal year ended March 31, 2026 was derived from subscription customers.
Cost of revenue, gross profit, and gross margin

	Fiscal Year Ended March 31,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Cost of revenue	$70,326	$55,874	$14,452	26%
Gross profit	$574,537	$514,525	$60,012	12%
Gross margin	89%	90%
Cost of revenue for the fiscal year ended March 31, 2026 increased $14.5 million as compared to the fiscal year ended 2025, primarily driven by a $5.6 million increase in hosting and software costs and a $2.5 million increase related to amortization of an acquired intangible and internally developed software. Both increases were incurred to support our AI initiatives. The remaining increases were due to personnel and other costs to support revenue growth.
The gross margin for the fiscal year ended March 31, 2026 remained consistent as compared to the same period in 2025.
Operating Expenses
Research and development

	Fiscal Year Ended March 31,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Research and development	$130,702	$93,038	$37,664	40%
Research and development expense for the fiscal year ended March 31, 2026 increased $37.7 million as compared to the fiscal year ended 2025, primarily driven by a $28.6 million increase in stock-based compensation as a result of new service-based as well as performance-based awards granted to new hires and existing employees, a $4.9 million increase in personnel costs due to merit increases and increase in average headcount, a $3.7 million increase in third-party contractor costs, a $1.5 million increase in hosting and software costs, and a $1.3 million increase in employee events and travel-related expenses. These increases were partially offset by a $4.3 million increase in capitalization of internally-developed software costs.
Sales and marketing

	Fiscal Year Ended March 31,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Sales and marketing	$163,648	$145,713	$17,935	12%
Sales and marketing expense for the fiscal year ended March 31, 2026 increased $17.9 million as compared to the fiscal year ended 2025, primarily driven by a $13.1 million increase in stock-based compensation as a result of new awards granted to new hires and existing employees, and a $6 million increase in marketing activities. These increases were partially offset by a $0.9 million decrease in contractor spend.
4 We define new subscription customers as revenue generating subscription customers in the current fiscal period who did not contribute any revenue for the same period in the prior fiscal year.

General and administrative

	Fiscal Year Ended March 31,		Change
	2026	2025	$	%
	(in thousands, except percentages)
General and administrative	$65,267	$45,670	$19,597	43%
General and administrative expense for the fiscal year ended March 31, 2026 increased $19.6 million as compared to the fiscal year ended 2025, primarily driven by a $9.4 million increase in legal fees, $8.7 million increase in stock-based compensation as a result of new awards granted to new hires and existing employees, and $1.6 million increase related to acquisition expenses.
Restructuring and impairment charges

	Fiscal Year Ended March 31,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Impairment charge	$—	$2,304	$(2,304)	NM
During the fiscal year ended March 31, 2025, the Company executed a sublease for its Curative office space in Irving, Texas, which resulted in a $2.3 million impairment charge for the subleased asset group.
Other income, net

	Fiscal Year Ended March 31,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Other income, net	$35,085	$35,774	$(689)	(2)%
Other income, net for the fiscal year ended March 31, 2026 remained materially consistent as compared to the fiscal year ended 2025.
Provision for income taxes

	Fiscal Year Ended March 31,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Provision for income taxes	$53,954	$40,389	$13,565	34%
Income tax expense for the fiscal year ended March 31, 2026 increased $13.6 million as compared to the fiscal year ended 2025, primarily driven by decreased tax deductions from stock award activities.
Liquidity and Capital Resources
Since inception, we have financed operations primarily through proceeds received from sales of equity securities and payments received from our customers. As of March 31, 2026, our principal sources of liquidity were cash and cash equivalents and marketable securities of $748.6 million. Our marketable securities consist of U.S. government and agency securities, corporate notes and bonds, and commercial paper.
On May 1, 2024 the Company’s board of directors authorized a program to repurchase up to $500 million of the Company’s Class A common stock with no expiration date. As of March 31, 2026, the Company repurchased and retired 11,591,950 shares of Class A common stock and completed this program.
On February 3, 2026 the Company’s board of directors authorized a program to repurchase up to $500 million of the Company’s Class A common stock with no expiration date. As of March 31, 2026, the Company repurchased and retired 321,080 shares of Class A common stock under this program for an aggregate purchase price of $7.5 million and $492.5 million remained available and authorized for repurchase.
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
Effective January 1, 2023, the Company’s share repurchases in excess of allowable share issuances are subject to a 1% excise tax as a result of the Inflation Reduction Act of 2022. As of March 31, 2026, the Company had accrued excise taxes of $2.3 million and nil as of March 31, 2025
We believe that our existing cash and cash equivalents and marketable securities will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months.
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
Cash Flows

	Fiscal Year Ended March 31,
	2026	2025	2024
	(in thousands)
Net cash provided by operating activities	$326,458	$273,265	$184,096
Net cash provided by (used in) investing activities	$147,170	$(29,298)	$31,186
Net cash used in financing activities	$(464,064)	$(131,138)	$(276,524)
Net cash provided by operating activities
Cash provided by operating activities was $326.5 million for the fiscal year ended March 31, 2026. This consisted of net income of $196.1 million, adjusted for non-cash items of $176.1 million and a net outflow from operating assets and liabilities of $45.7 million. Non-cash items primarily consisted of stock-based compensation expense of $121.6 million, deferred income tax expense of $32.1 million, depreciation and amortization expense of $14.4 million, amortization of deferred contract costs of $13.5 million, and non-cash lease expense of $1.7 million, partially offset by accretion of discount on marketable securities of $7.6 million. The net outflow from operating assets and liabilities was driven by a $16.9 million increase in accounts receivable due to the timing of billings and collections, a $14.5 million increase in deferred contract costs due to increased sales activity, a $8.3 million increase in prepaid expenses and other assets, a $8.1 million decrease in deferred revenue due to the timing of customer billings and program launches, and a $2.2 million decrease in operating lease liabilities. These outflows were partially a $4.3 million increase in accounts payable and accrued expenses due to timing of payments. During the fiscal years ended March 31, 2026 and 2025, the Company made $21.8 million and $55.7 million, respectively, in payments for taxes. The decrease in cash paid for income taxes was related to the One Big Beautiful Bill Act (“Tax Act”, which addresses certain business tax provisions enacted as a part of the 2017 Tax Cuts and Jobs Act including restoration of Section 174 expensing for US-based research. Accounting Standards Codification Topic 740, Income Taxes, (“Topic 740”) requires the tax impacts to be included in the reporting period that includes the date the Tax Act was signed into law. Management elected to accelerate the deduction of all remaining unamortized domestic R&D expenses originally capitalized in fiscal years 2023 through 2025 in one year—i.e., in fiscal year 2026.

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
Net cash provided by (used in) investing activities
Cash provided by investing activities was $147.2 million for the fiscal year ended March 31, 2026, which primarily consisted of proceeds from the maturities of marketable securities of $561.4 million and proceeds from the sale of marketable securities of $10.4 million, partially offset by $389.2 million of marketable securities purchases, $26.5 million cash paid for acquisition and $8.9 million for internal-use software development costs.
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
Net cash used in financing activities
Cash used in financing activities was $464.1 million for the fiscal year ended March 31, 2026, which primarily consisted of common stock repurchases of $431.7 million, $40.8 million of taxes paid related to the net share settlement of equity awards, and $5.2 million of payments for contingent consideration related to the AMiON acquisition. These payments were partially offset by $9.8 million of proceeds from the exercise of stock options and common stock warrants and $3.9 million of proceeds from the issuance of common stock related to the employee stock purchase plan.
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
Adjusted EBITDA
We define adjusted EBITDA as net income before interest, income taxes, depreciation, and amortization, and as further adjusted for acquisition and other related expenses, stock-based compensation expense, restructuring and impairment charges, legal fees associated with certain non-ordinary course legal matters including the shareholder class action litigation, change in fair value of contingent earn-out consideration liability, and other income, net. Net income margin represents net income as a percentage of revenue and adjusted EBITDA margin represents adjusted EBITDA as a percentage of revenue.
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
The following table presents a reconciliation of net income to adjusted EBITDA, adjusted EBITDA margin, and net income margin (in thousands, except percentages):

	Fiscal Year Ended March 31,
	2026	2025	2024
Net income	$196,051	$223,185	$147,582
Adjusted to exclude the following:
Acquisition and other related expenses	1,616	—	—
Stock-based compensation	121,627	72,386	47,430
Depreciation and amortization	14,383	10,659	10,265
Provision for income taxes	53,954	40,389	37,620
Restructuring and impairment charges	—	2,304	7,936
Change in fair value of contingent earn-out consideration liability	417	680	951
Legal expenses	4,853	—	—
Other income, net	(35,085)	(35,774)	(21,324)
Adjusted EBITDA	$357,816	$313,829	$230,460

Revenue	$644,863	$570,399	$475,422
Net income margin	30%	39%	31%
Adjusted EBITDA margin	55%	55%	48%
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
The following table presents a reconciliation of our free cash flow to the most comparable GAAP measure, net cash provided by operating activities, for each of the periods indicated (in thousands):

	Fiscal Year Ended March 31,
	2026	2025	2024
Net cash provided by operating activities	$326,458	$273,265	$184,096
Purchases of property and equipment	—	—	(147)
Purchases of intangible assets	(62)	—	—
Internal-use software development costs	(8,901)	(6,525)	(5,654)
Free cash flow	$317,495	$266,740	$178,295
Other cash flow components:
Net cash provided by (used in) investing activities	$147,170	$(29,298)	$31,186
Net cash used in financing activities	$(464,064)	$(131,138)	$(276,524)

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
Revenue Recognition
Marketing Solutions customers may purchase integrated and other subscriptions for a fixed fee that are not tied to a single module per month but allow customers to utilize a given module or combination of modules during the subscription period subject to limits on the total number of modules launched in a given period of time, active at any given time, and members targeted. These represent stand-ready obligations in that the delivery of the underlying sponsored content is within the control of the customer and the extent of use in any given period does not diminish the remaining services. For these subscriptions, we record revenue ratably over the subscription period commencing with either the beginning of the subscription term or first launch.
Marketing Solutions customers may also purchase a subscription for a specific module to be used over a defined period of time. These customers may purchase more than one module with either the same or different subscription periods. Each module targets a consistent number of Doximity members per month for the duration of the subscription period. The Company treats each subscription to a specific module as a distinct performance obligation because each module is capable of being distinct as the customer can benefit from the subscription to each module on their own and each subscription can be sold standalone. The subscription to each module is treated as a series of distinct performance obligations because it is distinct and substantially the same, satisfied over time, and has the same measure of progress. The total transaction price is allocated to the individual module subscriptions, which represent separate performance obligations, based on the relative standalone selling price. We commence revenue recognition when the first content for the specific module is launched on the platform for the initial monthly period and revenue is recognized over time as each subsequent content period is delivered.
Stock-Based Compensation
Stock-based compensation is measured at the grant date based on the fair value of the award. Compensation expense for restricted stock units, or RSUs, is recognized on a straight-line basis over the requisite service period, which is generally the same as the vesting period. Compensation expense for performance-based restricted stock units, or PSUs, is recognized using the accelerated attribution method over the requisite service period when it is probable that the performance conditions will be satisfied.
Determining the grant-date fair value of stock options, warrants, and purchase rights under the employee stock purchase plan, or ESPP, requires judgment. We estimate the fair value of RSUs, at our stock price on the grant date. We use the Black-Scholes option-pricing model to determine the fair value of stock options, warrants, and ESPP rights. The determination of the grant-date fair value using the Black-Scholes model is affected by the fair value of our common stock and assumptions regarding a number of other complex and subjective variables. These assumptions include the expected term of the award, the expected stock price volatility over the expected term of the award, the risk-free interest rate for the expected term of the award, and expected dividends.
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Substantially all of our operations are within the United States and we have minimal foreign currency exposure. We are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and inflation.
Interest Rate Risk
Our cash and cash equivalents and marketable securities primarily consist of cash on hand and highly liquid investments in money market funds, corporate notes and bonds, commercial paper, and U.S. government and agency securities. As of March 31, 2026 and 2025, we had cash and cash equivalents of $219.2 million and $209.6 million and marketable securities of $529.4 million and $706.1 million, respectively. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair value of our investments. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates.
A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $3.4 million and $5.4 million, respectively, in the market value of our cash equivalents and marketable securities as of March 31, 2026 and March 31, 2025. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investments caused by a change in interest rates are recorded in other comprehensive income and are realized in net income only if we sell the underlying securities.
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Doximity, Inc. and subsidiaries (the "Company") as of March 31, 2026 and 2025, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended March 31, 2026, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2026, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 19, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
May 19, 2026

We have served as the Company's auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Doximity, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Doximity, Inc. and subsidiaries (the “Company”) as of March 31, 2026, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2026, of the Company and our report dated May 19, 2026, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
San Francisco, California
May 19, 2026

DOXIMITY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	As of March 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$219,178	$209,614
Marketable securities	529,423	706,050
Accounts receivable, net of allowance for doubtful accounts of $1,345 and $1,937 as of March 31, 2026 and 2025, respectively	144,783	128,354
Prepaid expenses and other current assets	50,880	44,602
Total current assets	944,264	1,088,620
Property and equipment, net	18,080	13,656
Deferred income tax assets	31,984	60,014
Operating lease right-of-use assets	7,140	8,886
Intangible assets, net	35,325	23,072
Goodwill	84,973	67,940
Other assets	1,921	2,121
Total assets	$1,123,687	$1,264,309
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,009	$1,356
Accrued expenses and other current liabilities	42,804	38,405
Deferred revenue, current	106,050	114,285
Operating lease liabilities, current	2,110	2,211
Total current liabilities	154,973	156,257
Deferred revenue, non-current	400	280
Operating lease liabilities, non-current	8,075	10,185
Contingent earn-out consideration liability, non-current	—	5,579
Other liabilities, non-current	9,402	9,383
Total liabilities	172,850	181,684
Commitments and contingencies (Note 14)
Stockholders’ Equity
Preferred stock, $0.001 par value; 100,000 shares authorized as of March 31, 2026 and 2025, respectively; zero shares issued and outstanding as of March 31, 2026 and 2025, respectively	—	—
Class A and Class B common stock, $0.001 par value; 1,500,000 shares authorized as of March 31, 2026 and 2025, respectively; 183,060 and 188,875 shares issued and outstanding as of March 31, 2026 and 2025, respectively	183	189
Additional paid-in capital	1,001,688	894,225
Accumulated other comprehensive income	28	1,323
Retained earnings (accumulated deficit)	(51,062)	186,888
Total stockholders' equity	950,837	1,082,625
Total liabilities and stockholders’ equity	$1,123,687	$1,264,309
The accompanying notes are an integral part of these consolidated financial statements.

DOXIMITY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal Year Ended March 31,
	2026	2025	2024
Revenue	$644,863	$570,399	$475,422
Cost of revenue	70,326	55,874	50,669
Gross profit	574,537	514,525	424,753
Operating expenses:
Research and development	130,702	93,038	81,983
Sales and marketing	163,648	145,713	133,129
General and administrative	65,267	45,670	37,827
Restructuring and impairment charges	—	2,304	7,936
Total operating expenses	359,617	286,725	260,875
Income from operations	214,920	227,800	163,878
Other income, net	35,085	35,774	21,324
Income before income taxes	250,005	263,574	185,202
Provision for income taxes	53,954	40,389	37,620
Net income	$196,051	$223,185	$147,582
Net income per share attributable to Class A and Class B common stockholders:
Basic	$1.05	$1.19	$0.78
Diluted	$0.98	$1.11	$0.72
Weighted-average shares used in computing net income per share attributable to Class A and Class B common stockholders:
Basic	187,014	186,841	190,172
Diluted	199,048	201,208	205,734
The accompanying notes are an integral part of these consolidated financial statements.

DOXIMITY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Year Ended March 31,
	2026	2025	2024
Net income	$196,051	$223,185	$147,582
Other comprehensive income (loss)
Change in unrealized gain (loss) on available-for-sale-securities, net of tax benefit (provision) of $436, $(1,344), and $(3,874), respectively	(1,295)	3,987	11,419
Comprehensive income	$194,756	$227,172	$159,001
The accompanying notes are an integral part of these consolidated financial statements.

DOXIMITY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Stockholders' Equity
	Shares	Amount
Balance as of March 31, 2023	193,941	$194	$762,150	$(14,083)	$217,855	$966,116
Stock-based compensation	—	—	46,788	—	—	46,788
Exercise of stock options and common stock warrants	4,144	4	12,888	—	—	12,892
Vesting of restricted stock units, net of shares withheld for employee taxes	532	1	(1)	—	—	—
Tax withholding on shares under stock-based compensation awards	—	—	(6,756)	—	—	(6,756)
Repurchase and retirement of common stock, including excise tax	(12,235)	(12)	—	—	(285,448)	(285,460)
Common stock warrant expense	—	—	5,370	—	—	5,370
Issuance of common stock in connection with the employee stock purchase plan	180	—	3,446	—	—	3,446
Other comprehensive income	—	—	—	11,419	—	11,419
Net income	—	—	—	—	147,582	147,582
Balance as of March 31, 2024	186,562	$187	$823,885	$(2,664)	$79,989	$901,397
Stock-based compensation	—	—	68,872	—	—	68,872
Exercise of stock options and common stock warrants	4,576	4	19,728	—	—	19,732
Vesting of restricted stock units, net of shares withheld for employee taxes	1,058	—	—	—	—	—
Tax withholding on shares under stock-based compensation awards	—	—	(27,185)	—	—	(27,185)
Repurchase and retirement of common stock, including excise tax	(3,447)	(2)	—	—	(116,286)	(116,288)
Common stock warrant expense	—	—	5,356	—	—	5,356
Issuance of common stock in connection with the employee stock purchase plan	126	—	3,569	—	—	3,569
Other comprehensive income	—	—	—	3,987	—	3,987
Net income	—	—	—	—	223,185	223,185
Balance as of March 31, 2025	188,875	$189	$894,225	$1,323	$186,888	$1,082,625

DOXIMITY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Stockholders' Equity
	Shares	Amount
Balance as of March 31, 2025	188,875	$189	$894,225	$1,323	$186,888	$1,082,625
Stock-based compensation	—	—	119,724	—	—	119,724
Exercise of stock options and common stock warrants	2,485	3	9,781	—	—	9,784
Vesting of restricted stock units, net of shares withheld for employee taxes	1,607	1	(1)	—	—	—
Tax withholding on shares under stock-based compensation awards	—	—	(40,839)	—	—	(40,839)
Repurchase and retirement of common stock, including excise tax	(10,038)	(10)	—	—	(434,001)	(434,011)
Common stock warrant expense	—	—	5,356	—	—	5,356
Issuance of common stock in connection with the employee stock purchase plan	131	—	3,892	—	—	3,892
Equity awards included in purchase consideration	—	—	9,550	—	—	9,550
Other comprehensive loss	—	—	—	(1,295)	—	(1,295)
Net income	—	—	—	—	196,051	196,051
Balance as of March 31, 2026	183,060	$183	$1,001,688	$28	$(51,062)	$950,837
The accompanying notes are an integral part of these consolidated financial statements.

DOXIMITY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

	Fiscal Year Ended March 31,
	2026	2025	2024
Cash flows from operating activities
Net income	$196,051	$223,185	$147,582
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,383	10,659	10,265
Deferred income taxes	32,138	(11,592)	(8,593)
Stock-based compensation, net of amounts capitalized	121,627	72,386	51,076
Non-cash lease expense	1,747	1,838	2,074
Accretion of discount on marketable securities, net	(7,581)	(11,655)	(5,238)
Amortization of deferred contract costs	13,478	9,967	8,871
Impairment of long-lived assets	—	2,304	—
Other	314	270	2,583
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(16,879)	(27,206)	3,993
Prepaid expenses and other assets	(8,272)	2,762	(20,483)
Deferred contract costs	(14,490)	(12,051)	(8,608)
Accounts payable, accrued expenses and other liabilities	4,268	(663)	8,332
Deferred revenue	(8,115)	15,210	(6,080)
Operating lease liabilities	(2,211)	(2,149)	(1,678)
Net cash provided by operating activities	326,458	273,265	184,096
Cash flows from investing activities
Cash paid for acquisition, net of cash acquired	(26,528)	—	—
Purchases of property and equipment	—	—	(147)
Purchases of intangible assets	(62)	—	—
Internal-use software development costs	(8,901)	(6,525)	(5,654)
Purchases of marketable securities	(389,159)	(675,557)	(472,867)
Maturities of marketable securities	561,434	635,401	435,179
Sales of marketable securities	10,386	17,383	74,675
Net cash provided by (used in) investing activities	147,170	(29,298)	31,186
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock options and common stock warrants	9,784	19,732	12,892
Proceeds from issuance of common stock in connection with the employee stock purchase plan	3,892	3,569	3,446
Taxes paid related to net share settlement of equity awards	(40,839)	(27,185)	(6,756)
Repurchase of common stock	(431,652)	(120,293)	(280,716)
Payment of contingent consideration related to a business combination	(5,249)	(5,470)	(5,390)
Payment of excise taxes on share repurchases	—	(1,491)	—
Net cash used in financing activities	(464,064)	(131,138)	(276,524)
Net increase (decrease) in cash and cash equivalents	9,564	112,829	(61,242)
Cash and cash equivalents, beginning of period	209,614	96,785	158,027
Cash and cash equivalents, end of period	$219,178	$209,614	$96,785
Supplemental disclosures of cash flow information
Cash paid for taxes, net of refunds	$21,814	$55,654	$51,274
Non-cash financing and investing activities
Equity awards included in purchase consideration	$9,550	$—	$—
Capitalized stock-based compensation for internal-use software development costs	$3,633	$1,845	$1,083
Excise tax payable on share repurchases	$2,347	$—	$1,493
The accompanying notes are an integral part of these consolidated financial statements.

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business
Description of Business
Doximity, Inc. (the “Company”) was incorporated in the state of Delaware in April 2010 as 3MD Communications, Inc. and is headquartered in San Francisco, California. The Company subsequently changed its name to Doximity, Inc. in June 2010. The Company provides an online platform, which enables physicians and other healthcare professionals to collaborate with colleagues, stay up to date with the latest medical news and research, manage their careers and on-call schedules, streamline documentation and administrative paperwork, and conduct virtual patient visits. The Company’s customers primarily include pharmaceutical companies and health systems that connect with healthcare professionals through the Company’s digital Marketing, Hiring, and Workflow Solutions. Marketing Solutions provide customers with the ability to share tailored content on the network. Hiring Solutions enable customers to identify, connect with, and hire from the network of both active and passive potential medical professional candidates. Workflow Solutions allow customers to securely initiate voice and video calls with patients, manage on-call scheduling, and leverage the artificial intelligence (AI) writing assistant for administrative tasks and clinical decision support.
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).
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

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Concentrations of credit risk with respect to accounts receivable are primarily limited to certain customers to which the Company makes substantial sales. The Company’s significant customers that represented 10% or more of revenue or accounts receivable, net for the periods presented were as follows:

	Revenue			Accounts Receivable, Net
	Fiscal Year Ended March 31,			As of March 31,
	2026	2025	2024	2026	2025
Customer A	*	*	*	*	12%
Customer B	11%	*	*	*	*
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
•Workflow Solutions: Offering health systems and hospitals various tools for telehealth, on-call scheduling, and access to the Clinical AI Suite, including Dialer, Scribe and Ask, during the subscription period.
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
Contractual terms for Marketing Solutions contracts are generally 12 months or less. Customers are generally billed either upon contract execution for a portion of the contract, with the remainder billed based on various time-based milestones, or on a monthly basis beginning in the month services are launched. Certain Marketing Solutions contracts are cancelable with a customary notice period. The Company does not generally refund customer payments, and customers are generally responsible for amounts invoiced where payment was not made upon cancellation. The contractual term for Hiring and Workflow Solutions contracts is generally 12 months. Hiring and Workflow Solutions contracts are noncancelable and customers are billed in annual, quarterly, or monthly installments in advance of the service period.
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

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Subscriptions to Hiring Solutions provide customers access to the platform to place targeted job postings and send a fixed number of monthly messages. Workflow Solutions subscriptions grant customers access to telehealth tools, on-call scheduling, and the Clinical AI Suite, including Dialer, Scribe and Ask, for a specified number of users throughout the subscription period. Each subscription is treated as a series of distinct performance obligations that are satisfied over time.
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

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Contract Balances
Timing of revenue recognition may differ from the timing of invoicing to customers. Marketing Solutions customers are generally billed either upon contract execution for a portion of the contract, with the remainder billed based on various time-based milestones, or on a monthly basis beginning in the month services are launched. Hiring and Workflow Solutions contracts are billed in annual, quarterly, or monthly installments in advance of the service period. The Company’s contracts do not contain significant financing components.
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

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company’s marketable securities portfolio includes only debt securities. Marketable debt securities that the Company may sell prior to maturity in response to changes in the Company's investment strategy, liquidity needs, or for other reasons are classified as available-for-sale. The Company's portfolio as of March 31, 2026 and 2025 includes only available-for-sale securities. Available-for-sale securities are stated at fair value as of each balance sheet date. Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive income, a component of stockholders’ equity on the consolidated balance sheets. The Company’s marketable securities are available for use in current operations, even if the security matures beyond 12 months. The Company classifies its marketable securities as current assets on the consolidated balance sheets.
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
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. The Company estimates its allowance for doubtful accounts by evaluating the Company’s ability to collect outstanding receivable balances. The Company considers various factors, including the age of the balance, the creditworthiness of the customer, which is assessed based on ongoing credit evaluations, payment history and the customer’s current financial condition. The Company had no material bad debt write offs for the years ending March 31, 2026, 2025, and 2024.
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

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
benefits recognized in the consolidated financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized. The Company’s policy is to classify interest and penalties associated with uncertain tax positions, if any, as a component of its provision for income taxes.
Legal Contingencies
The Company may be subject to claims and other legal matters from time to time. The Company records a liability when it believes that it is both probable that a loss has been incurred and the amount can be reasonably estimated. When the Company believes that a loss is reasonably possible, it will disclose an estimate of the possible loss or range of loss. The Company expects to periodically evaluate developments in the legal matters that could affect the amount of liability that the Company accrues, if any, and adjust as appropriate. Until the final resolution of any such matter for which the Company may record a liability, there may be a loss exposure in excess of the liability recorded and such amount could be significant. Legal fees are expensed as incurred.
Cost of Revenue
Cost of revenue is primarily comprised of expenses related to cloud hosting, personnel-related expenses for the Company’s customer success team, costs for third-party platform access, information technology, software costs, including generative AI platform usage and inference costs, amortization of acquired intangibles, and other services used in connection with delivery and support of the Company’s platform. Cost of revenue also includes the amortization of internal-use software development costs, editorial and other content-related expenses, and allocated overhead.
Research and Development
Research and development expense is primarily comprised of personnel-related expenses associated with engineering and product teams who are responsible for building new products and improving existing products. Research and development expense also includes costs for information technology, software-related costs, contractors, third-party services, and allocated overhead. Other than internal-use software development costs that qualify for capitalization, research and development costs are expensed as incurred.
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
Advertising Expenses
Advertising costs are expensed as incurred and are included in sales and marketing expense in the consolidated statements of operations. Advertising expense was $3.9 million, $2.6 million, and $2.5 million for the fiscal years ended March 31, 2026, 2025, and 2024, respectively.
Accounting Pronouncements Recently Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance annual income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for the Company’s annual periods beginning April 1, 2025. The Company adopted ASU 2023-09 prospectively during the fiscal year ended March 31, 2026. See Note 13 - Income Taxes in the accompanying notes to the consolidated financial statements for further detail.
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

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2027, and for interim periods within the fiscal year beginning April 1, 2028, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the impact of this ASU on its consolidated financial statement disclosures.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets to reduce complexity for the measurement of credit losses arising from transactions accounted for under ASC 606. The practical expedient permits the entity to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for the Company for its fiscal year beginning on April 1, 2026, with early adoption permitted and any amendments should be applied prospectively. The adoption of this ASU is not expected to not have a material impact on the consolidated financial statements and related disclosures.
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
3. Revenue Recognition
Revenue Disaggregation
Revenue consisted of the following (in thousands):

	Fiscal Year Ended March 31,
	2026	2025	2024
Subscription	$608,413	$543,770	$450,071
Other	36,450	26,629	25,351
Total revenue	$644,863	$570,399	$475,422
Contract Balances
Changes in the Company’s deferred revenue balances were as follows (in thousands):

	As of March 31,
	2026	2025
Beginning balance	$114,565	$99,356
Additions, net, during the period	636,748	585,608
Revenue recognized from the beginning balance	(114,028)	(94,675)
Revenue recognized from contracts invoiced during the period	(530,835)	(475,724)
Ending balance	$106,450	$114,565
The Company’s unbilled revenue balances were $2.2 million and $1.7 million as of March 31, 2026 and 2025, respectively.
Deferred Contract Costs
The Company capitalized $14.5 million, $12.1 million, and $8.6 million of contract acquisition costs for the fiscal years ended March 31, 2026, 2025, and 2024, respectively. Amortization of deferred contract costs was $13.5 million, $10.0 million, and $8.9 million for the fiscal years ended March 31, 2026, 2025, and 2024, respectively. The Company’s current and non-current deferred contract cost balances were $8.0 million and $0.6 million, respectively, as of March 31, 2026, and were $7.0 million and $0.5 million, respectively, as of March 31, 2025. Deferred contract costs are periodically analyzed for impairment. There were no impairment losses relating to deferred contract costs during the fiscal years ended March 31, 2026, 2025, and 2024.

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Investments
The cost, gross unrealized gains and losses, and fair value of investments are as follows (in thousands):

	As of March 31, 2026
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Commercial paper	$8,500	$—	$(2)	$8,498
Money market funds	174,953	—	—	174,953
Total cash equivalents	183,453	—	(2)	183,451
Marketable securities:
Commercial paper	11,314	—	(2)	11,312
Corporate notes and bonds	390,900	341	(468)	390,773
U.S. government and agency securities	127,169	246	(77)	127,338
Total marketable securities	529,383	587	(547)	529,423
Total cash equivalents and marketable securities	$712,836	$587	$(549)	$712,874
As of March 31, 2026, the contractual maturities of the Company’s available-for-sale debt securities were as follows (in thousands):

Fair Value
Due within one year	$350,882
Due in one to two years	187,039
Total	$537,921
Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations.
The cost, gross unrealized gains and losses, and fair value of investments were as follows (in thousands):

	As of March 31, 2025
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Commercial paper	$73,055	$—	$(8)	$73,047
Money market funds	84,475	—	—	84,475
Total cash equivalents	157,530	—	(8)	157,522
Marketable securities:
Commercial paper	42,860	7	(4)	42,863
Corporate notes and bonds	501,202	1,373	(131)	502,444
U.S. government and agency securities	160,212	532	(1)	160,743
Total marketable securities	704,274	1,912	(136)	706,050
Total cash equivalents and marketable securities	$861,804	$1,912	$(144)	$863,572
As of March 31, 2026 and 2025, the Company has recognized accrued interest of $5.3 million and $5.8 million, respectively, which is included in prepaid expenses and other current assets in the consolidated balance sheets.
The unrealized losses associated with the Company’s debt securities were immaterial as of March 31, 2026 and March 31, 2025. As the Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or until the cost basis is recovered, the Company did not recognize any impairment on these securities as of March 31, 2026 and 2025. The Company did not recognize any credit losses related to the Company’s debt securities as of March 31, 2026 and 2025. The fair value related to the debt securities with unrealized loss for which no credit losses were recognized was $207.6 million and $177.3 million as of March 31, 2026 and 2025, respectively.

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables summarize the gross unrealized losses and fair values of investments in an unrealized loss position, aggregated by security type and length of time that the individual securities have been in a continuous unrealized loss position (in thousands):

	As of March 31, 2026
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper	$19,810	$(4)	$—	$—	$19,810	$(4)
Corporate notes and bonds	168,326	(468)	—	—	168,326	(468)
U.S. government and agency securities	19,480	(77)	—	—	19,480	(77)
Total	$207,616	$(549)	$—	$—	$207,616	$(549)

	As of March 31, 2025
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper	$84,043	$(12)	$—	$—	$84,043	$(12)
Corporate notes and bonds	80,981	(131)	—	—	80,981	(131)
U.S. government and agency securities	12,241	(1)	—	—	12,241	(1)
Total	$177,265	$(144)	$—	$—	$177,265	$(144)
5. Fair Value Measurements
The following tables present the fair value hierarchy for the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of March 31, 2026
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	$—	$8,498	$—	$8,498
Money market funds	174,953	—	—	174,953
Total cash equivalents	174,953	8,498	—	183,451
Marketable securities:
Commercial paper	—	11,312	—	11,312
Corporate notes and bonds	—	390,773	—	390,773
U.S. government and agency securities	124,338	3,000	—	127,338
Total marketable securities	124,338	405,085	—	529,423
Total cash equivalents and marketable securities	$299,291	$413,583	$—	$712,874

Liabilities:
Contingent earn-out consideration liability	$—	$—	$5,910	$5,910
Total contingent earn-out consideration liability	$—	$—	$5,910	$5,910

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of March 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	$—	$73,047	$—	$73,047
Money market funds	84,475	—	—	84,475
Total cash equivalents	84,475	73,047	—	157,522
Marketable securities:
Commercial paper	—	42,863	—	42,863
Corporate notes and bonds	—	502,444	—	502,444
U.S. government and agency securities	157,727	3,016	—	160,743
Total marketable securities	157,727	548,323	—	706,050
Total cash equivalents and marketable securities	$242,202	$621,370	$—	$863,572

Liabilities:
Contingent earn-out consideration liability	$—	$—	$11,493	$11,493
Total contingent earn-out consideration liability	$—	$—	$11,493	$11,493
During the fiscal years ended March 31, 2026 and 2025, the Company had no transfers between levels of the fair value hierarchy.
Contingent Earn-out Consideration Liability
The following table summarizes the changes in the contingent earn-out consideration liability (in thousands):

	Fiscal Year Ended March 31,
	2026	2025
Beginning fair value	$11,493	$16,813
Additions in the period	—	—
Change in fair value	417	680
Payments	(6,000)	(6,000)
Ending fair value	$5,910	$11,493
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

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of March 31,
	2026	2025
Furniture and equipment	$1,977	$2,140
Computers and software	295	689
Leasehold improvements	816	816
Internal-use software development costs	46,324	34,958
Total property and equipment	49,412	38,603
Less: accumulated depreciation and amortization	(31,332)	(24,947)
Total property and equipment, net	$18,080	$13,656
Depreciation and amortization expense on property and equipment for the fiscal years ended March 31, 2026, 2025, and 2024 was $7.9 million, $6.4 million and $5.7 million, respectively. Included in these amounts was amortization expense for internal-use software development costs of $7.4 million, $5.8 million and $5.0 million for the fiscal years ended March 31, 2026, 2025, and 2024, respectively.
During the years ended March 31, 2026, 2025, and 2024, the Company capitalized $12.6 million, $8.4 million, and $6.8 million, respectively, of internal-use software development costs, which are included in property and equipment, net on the consolidated balance sheets.
During the second quarter of fiscal 2025, an immaterial impairment charge was recognized on property and equipment in connection with a sublease. See Note 12—Restructuring and Impairment Charges for further details. No other impairment was recognized on property and equipment during the fiscal years ended March 31, 2026, 2025, and 2024.
7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of March 31,
	2026	2025
Accrued commissions	$6,703	$7,053
Accrued payroll, bonus, and related expenses	8,780	10,761
Employee contributions under employee stock purchase plan	411	587
Rebate and incentive liabilities	6,055	7,172
Sales and other tax liabilities	4,224	1,357
Current portion of contingent earn-out consideration liability	5,910	5,914
Income taxes payable	1,787	—
Other	8,934	5,561
Total accrued expenses and other current liabilities	$42,804	$38,405
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

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company also committed to issue an additional $8 million of PSUs over the next two fiscal years, beginning in fiscal 2027. The performance targets will be established in the beginning of each fiscal year. These awards are subject to both service and performance-based vesting conditions. As of March 31, 2026, these PSUs are not considered granted from an accounting perspective as the performance targets have not been established.
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

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. Intangible Assets and Goodwill
Intangible Assets
Intangible assets, net consisted of the following (in thousands):

	As of March 31,
	2026	2025
Customer relationships	$37,069	$37,069
Developed technology	18,700	—
Other intangibles	1,594	1,531
Total intangible assets	57,363	38,600
Less: accumulated amortization	(22,038)	(15,528)
Total intangible assets, net	$35,325	$23,072
Amortization expense for intangible assets was $6.5 million, $4.3 million and $4.6 million for the fiscal years ended March 31, 2026, 2025, and 2024 respectively.
No impairment charges on intangible assets were recorded during the fiscal years ended March 31, 2026 and 2025.
As of March 31, 2026, future amortization expense is as follows (in thousands):

Fiscal Years Ending March 31,	Amount
2027	$7,762
2028	7,762
2029	7,762
2030	7,762
2031	4,277
Total future amortization expense	$35,325
Goodwill
The changes in the carrying amount of goodwill were as follows (in thousands):

Fiscal Year Ended March 31, 2026
Balance, beginning of period	$67,940
Goodwill acquired	17,033
Balance, end of period	$84,973
There were no changes to the Company's goodwill balance of $67.9 million during the fiscal year ended March 31, 2025. No impairment charges on goodwill were recorded during the fiscal years ended March 31, 2026, 2025, and 2024.
10. Equity
Preferred Stock
The Company has 100,000,000 shares of undesignated preferred stock authorized with a par value of $0.001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors. As of March 31, 2026 and 2025, there were no shares of preferred stock issued and outstanding.
Common Stock and Dual-Class Structure
The Company has 1,000,000,000 shares of Class A common stock and 500,000,000 shares of Class B common stock authorized, which are collectively referred to as common stock throughout the notes to the consolidated financial statements, unless otherwise noted. The Company’s Class A common stock has a par value of $0.001 and one vote per share, and the Class B common stock has a par value of $0.001 and ten votes per share. The holders of common stock are entitled to receive

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
dividends, as may be declared by the board of directors. Each outstanding share of Class B common stock may be converted at any time at the option of the holder into one share of Class A common stock. As of March 31, 2026, there were 132,163,035 shares of Class A common stock, and 50,896,611 shares of Class B common stock outstanding.
Stock Repurchase Program
On May 1, 2024 the Company’s board of directors authorized a program to repurchase up to $500 million of the Company’s Class A common stock with no expiration date. As of March 31, 2026, the Company repurchased and retired 11,591,950 shares of Class A common stock and completed this program.
On February 3, 2026, the Company’s board of directors authorized another program to repurchase up to $500 million of the Company’s Class A common stock with no expiration date. As of March 31, 2026, the Company repurchased and retired 321,080 shares of Class A common stock under this program for an aggregate purchase price of $7.5 million and $492.5 million remained available and authorized for repurchase.
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
Effective January 1, 2023, the Company’s share repurchases in excess of allowable share issuances are subject to a 1% excise tax as a result of the Inflation Reduction Act of 2022. As of March 31, 2026, the Company had accrued excise taxes of $2.3 million and nil as of March 31, 2025.
Common Stock Warrants
In March 2017, the Company issued a warrant to purchase 250,000 shares of common stock at an exercise price of $0.72 per share in connection with a contract signed between the Company and U.S. News & World Report, L.P., or U.S. News. All shares under the warrant were exercised as of March 31, 2024 for an aggregate intrinsic value of $6.7 million.
In October 2021, the Company issued a warrant to U.S. News (the “U.S. News Warrant”) to purchase 516,000 shares of Class A common stock with an exercise price of $12.56 per share in connection with the execution of a commercial agreement with U.S. News. The U.S. News Warrant expires 10 years from the date of grant. The first tranche of the U.S. News Warrant vested on May 1, 2022 and the remainder will vest on a monthly basis over approximately 6 years. The grant-date fair value of the U.S. News Warrant was $34.7 million, which was determined using the Black-Scholes option-pricing model on the date of grant. The fair value of the warrant is recognized as expense in cost of revenue in the consolidated statements of operations on a straight-line basis over its vesting term of 6.48 years. During each of the fiscal years ended March 31, 2026, 2025, and 2024, $5.4 million was recognized as stock-based compensation expense relating to the U.S. News Warrant. As of March 31, 2025, 279,500 shares under the warrant were outstanding. During the fiscal year ended March 31, 2026, 86,000 shares with an intrinsic value of $3.5 million were exercised under the warrant. The remaining 193,500 shares under the warrant were outstanding as of March 31, 2026. As of March 31, 2026, unamortized compensation expense related to the unvested warrants was $10.7 million, which is expected to be recognized over the remaining vesting period of 2.0 years.
Equity Incentive Plans
The Company maintains three equity incentive plans: the 2010 Equity Incentive Plan (the “2010 Plan”), the 2021 Stock Option and Incentive Plan (the “2021 Plan”), and the 2021 Employee Stock Purchase Plan (the “ESPP”). In June 2021, the Company’s board of directors approved the adoption of the 2021 Plan, which superseded the 2010 Plan. The 2010 Plan continues to govern the terms of outstanding awards that were granted prior to the termination of the 2010 Plan. The 2021 Plan provides for the granting of incentive stock options, nonstatutory stock options, restricted stock units, and restricted stock awards to employees, non-employee directors, and consultants of the Company. Any shares of Class B common stock that would have otherwise been returned to the Company’s 2010 Plan as a result of forfeiture, expiration, cancellation, termination or net issuances of awards thereunder shall be returned to the share reserve under the 2021 Plan after being automatically converted from shares of Class B common stock to Class A common stock. The 2010 Plan and the 2021 Plan are collectively referred to as the “Plans” in the notes to the consolidated financial statements, unless otherwise noted.

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
The Company granted stock options under the terms of the Plans and outside of the Plans, as approved by the board of directors. During fiscal 2018, the Company granted 4,682,582 options outside of the Plans, of which 2,114,582 options were exercised and 2,568,000 were outstanding as of March 31, 2026.
The Company has shares of common stock reserved for issuance as follows (in thousands):

March 31, 2026
Common stock warrants	194
2010 Plan
Options outstanding	7,896
2021 Plan
Awards outstanding	5,925
Shares available for future grant	41,616
2021 ESPP	11,500
Options outstanding outside the Plans	2,568
Total	69,699
Stock Options
Stock options granted generally vest over four years with service-based, performance-based, and/or market-based conditions and expire ten years from the date of grant.
Stock option activities within the Plans as well as outside of the Plans were as follows:

	Number of Shares (in thousands)	Weighted-Average Exercise Price	Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance, March 31, 2025	13,013	$4.82	4.92	$692,422
Options exercised	(2,399)	3.63
Options forfeited or expired	(150)	7.06
Balance, March 31, 2026	10,464	5.06	3.97	190,827
Vested and exercisable as of March 31, 2026	9,133	4.63	3.84	170,507
Vested and expected to vest as of March 31, 2026	10,464	5.06	3.97	190,827
The aggregate intrinsic value of options exercised during the fiscal years ended March 31, 2026, 2025, and 2024 was $118.7 million, $193.9 million, and $99.5 million respectively.
As of March 31, 2026, unamortized stock-based compensation expense related to unvested stock options was $4.6 million, which is expected to be recognized over a weighted-average period of 1.23 years.
The Company has not granted any stock options since the first quarter of fiscal 2022.
Restricted Stock Units (“RSUs”)
The RSUs granted by the Company generally vest over two to four years based on continued service.

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes RSU activity (in thousands, except per share information):

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance, March 31, 2025	3,347	$31.66
Granted	2,318	52.92
Vested	(2,001)	37.04
Forfeited	(323)	37.24
Unvested balance, March 31, 2026	3,341	42.65
The total fair value of RSUs vested during the fiscal years ended March 31, 2026, 2025, and 2024 was $100.2 million, $73.5 million, and $19.9 million respectively.
As of March 31, 2026, total unamortized stock-based compensation expense related to unvested RSUs was $120.1 million, and is expected to be recognized over a weighted-average period of approximately 1.89 years.
Performance-Based Restricted Stock Units (“PSUs”)
The Company grants PSUs that are subject to both service-based and performance-based vesting conditions that are satisfied upon meeting certain financial performance targets. Certain awards are approved with performance targets to be established in future years. For PSUs, grant date cannot occur until performance targets have been clearly established and communicated.
In July 2025, the Compensation Committee of the Board of Directors approved an equity award pool of up to $30 million, subject to both performance-based and service-based vesting conditions and participants could have earned up to 300% of the original pool. As the monetary value of the obligation was initially based on a fixed monetary amount and was to be settled in a variable number of shares, the obligation was initially recorded as a liability in other liabilities, non-current, on the consolidated balance sheets. During the fourth quarter of fiscal 2026, the Compensation Committee approved 1,963,338 PSUs based on actual achievement. The previously recorded liability was then reclassified to additional paid-in capital in equity. During the fiscal year ended March 31, 2026, $19.5 million was recognized as stock-based compensation expense, net of amount capitalized as internal use software, for this equity award pool. The individual awards will vest on a quarterly basis through the fourth quarter of fiscal 2027.
The following table summarizes PSU activity (in thousands, except per share information):

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance, March 31, 2025	480	$40.28
Granted	2,648	33.50
Vested	(482)	25.52
Forfeited	(62)	33.77
Unvested balance, March 31, 2026	2,584	36.24
As of March 31, 2026, 2.6 million PSUs were outstanding, of which, 2.4 million PSUs are considered granted from an accounting perspective as the performance targets have been established. As of March 31, 2026, the unamortized stock-based compensation expense related to outstanding PSUs for which performance conditions have been established was $48.0 million, which is calculated based on the probable outcome of the performance conditions as of March 31, 2026. The amount of expense

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
to be recognized will be based on the extent the performance metrics are achieved and is expected to be recognized over a weighted-average period of 1.14 years.
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the consolidated statement of operations was as follows (in thousands):

	Fiscal Year Ended March 31,
	2026	2025	2024
Cost of revenue	$11,680	$11,001	$9,479
Research and development	46,159	19,394	11,978
Sales and marketing	39,397	26,323	16,857
General and administrative	24,391	15,668	9,116
Restructuring	—	—	3,646
Total stock-based compensation expense	$121,627	$72,386	$51,076
11. Net Income Per Share Attributable to Common Stockholders
The following table presents the reconciliation of the numerator and denominator for calculating basic and diluted net income per share (in thousands, except per share data):

	Fiscal Year Ended March 31,
	2026	2025	2024
Numerator
Net income	$196,051	$223,185	$147,582
Denominator
Weighted-average shares used in computing net income per share attributable to Class A and Class B common stockholders, basic	187,014	186,841	190,172
Dilutive effect of stock options	10,435	13,021	15,346
Dilutive effect of common stock warrants	—	—	72
Dilutive effect of other share-based awards	1,599	1,346	144
Weighted-average shares used in computing net income per share attributable to Class A and Class B common stockholders, diluted	199,048	201,208	205,734
Net income per share attributable to Class A and Class B common stockholders:
Basic	$1.05	$1.19	$0.78
Diluted	$0.98	$1.11	$0.72
Certain potentially dilutive securities have been excluded from the calculation of diluted net income per share during the applicable periods because their inclusion would have been anti-dilutive (in thousands):

	Fiscal Year Ended March 31,
	2026	2025	2024
Other share-based awards	189	102	883
Common stock warrants	231	379	516
Total	420	481	1,399
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

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
severance payments and employee benefits and $3.6 million of stock-based compensation expense for the accelerated vesting of equity awards. The actions associated with the workforce reduction under the Restructuring Plan were completed as of March 31, 2024.
Impairment Charge
During fiscal 2025, the Company executed a sublease for a portion of its Curative office space in Irving, Texas. The Company evaluated the associated asset group for impairment, which included the right-of-use assets and underlying property and equipment for the lease. The Company compared the expected future undiscounted cash flows to the carrying value and determined the respective asset group was not fully recoverable. The Company calculated the fair value based on the present value of the estimated cash flows from the sublease for the remaining lease term and compared the estimated fair value to its carrying value, which resulted in a $2.3 million impairment charge. The fair value of the operating lease right-of-use assets and associated property and equipment was estimated as of the sublease execution date using level 3 inputs based on an income approach by converting future sublease cash inflows and outflows to a single present value. Estimated cash flows were discounted at a rate commensurate with the inherent risks associated with the asset group to arrive at an estimate of fair value. The impairment charge was included in restructuring and impairment charges in the consolidated statements of operations. No impairment was recognized during the fiscal year ended March 31, 2026.
13. Income Taxes
Substantially all of the Company’s income before income taxes was generated in the United States for the fiscal years ended March 31, 2026, 2025, and 2024.
The Company’s provision for income taxes consisted of the following (in thousands):

	Fiscal Year Ended March 31,
	2026	2025	2024
Current provision:
Federal	$13,448	$42,259	$36,394
State	6,581	9,722	9,819
Foreign	1,787	—	—
Total	21,816	51,981	46,213
Deferred provision (benefit):
Federal	28,707	(9,606)	(5,088)
State	3,431	(1,986)	(3,505)
Foreign	—	—	—
Total	32,138	(11,592)	(8,593)
Total provision for income taxes	$53,954	$40,389	$37,620

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a reconciliation of the income tax expense at the federal statutory tax rate to the Company’s provision for income taxes, prepared in accordance with ASU 2023-09 for the fiscal year ended March 31, 2026 (in thousands, except percentages):

	Fiscal Year Ended March 31, 2026
Income taxes at statutory rate	$52,443	21.0%
State and local income taxes, net of federal income tax effect (1)	8,528	3.4%
Foreign tax effects	1,787	0.7%
Tax credits
Research and development tax credits	(3,663)	(1.5)%
Investment tax credits	(843)	(0.3)%
Change in valuation allowance	(39)	—%
Nontaxable or nondeductible items
Section 162(m) limitation	7,711	3.1%
Stock-based compensation	(12,405)	(5.0)%
Other	487	0.2%
Changes in unrecognized tax benefits	(52)	—%
Total	$53,954	21.6%
(1) The tax effect in this category primarily reflects state taxes in New York, California, Pennsylvania, Illinois, New Jersey, and Tennessee, and local taxes in New York City.
The following is a reconciliation of the income tax expense at the federal statutory tax rate to the Company’s provision for income taxes in accordance with required disclosures prior to the Company’s adoption of ASU 2023-09 for the years ended March 31, 2025 and 2024 (in thousands):

	Fiscal Year Ended March 31,
	2025	2024
Income taxes at statutory rate	$55,350	$38,893
State income taxes, net of federal benefit	12,831	12,130
Research and development credits	(6,439)	(3,817)
Stock-based compensation	(37,634)	(6,734)
Change in valuation allowance	25	(4,060)
Section 162(m) limitation	19,872	3,410
Transferable federal tax credits	(1,305)	(1,920)
Other	(2,311)	(282)
Total provision for income taxes	$40,389	$37,620
Cash paid for income taxes, net of refunds received, for the year ended March 31, 2026 is as follows (in thousands):

Fiscal Year Ended March 31, 2026
US Federal	$16,571
US State	5,262
Foreign	(19)
Cash paid for income taxes, net of refunds received	$21,814

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Components of deferred tax assets and liabilities were as follows (in thousands):

	As of March 31,
	2026	2025
Deferred tax assets:
Accruals and deferred revenue	$3,295	$4,784
Net operating loss carryforwards	862	944
Research & development credit carryforwards	8,028	5,117
Investment tax credits	8,272	4,600
Operating lease liabilities	2,574	3,122
Acquisition and other related expense	225	248
Stock-based compensation expense	9,420	5,236
Capitalized research and development	8,715	44,558
Gross deferred tax assets	41,391	68,609
Less: valuation allowance	(1,273)	(1,200)
Deferred tax assets, net of valuation allowance	40,118	67,409
Deferred tax liabilities:
Property and equipment	(4,501)	(3,308)
Operating lease right-of-use assets	(1,805)	(2,238)
Intangible assets	(1,819)	(1,404)
Unrealized gain	(9)	(445)
Deferred tax liabilities	(8,134)	(7,395)
Net deferred tax assets	$31,984	$60,014
The Company monitors the realizability of deferred tax assets, taking into account all relevant factors at each reporting period. As of March 31, 2026, the Company had a valuation allowance of $1.3 million, which related to Arizona research and development credits and capital loss carryforwards. As of March 31, 2025, the Company had a valuation allowance of $1.2 million, which related to Arizona research and development credits, California alternative minimum tax credits, and capital loss carryforwards.
Pursuant to provisions under the Inflation Reduction Act, the Company purchased $17.9 million of transferable federal tax credits during the fiscal year ended March 31, 2026, from various counterparties. In connection with the purchase, the Company paid $13.8 million for tax credits related to fiscal year ended March 31, 2026, and $2.8 million for tax credits related to fiscal year ended March 31, 2025, which were purchased at negotiated discounts, resulting in an income tax benefit of $1.1 million recorded during the fiscal year ended March 31, 2026.
As of March 31, 2026, the Company had net operating loss, or NOL, carryforwards for state tax purposes of $3.7 million. Portions of the NOL carryforwards will expire at various dates beginning in the tax year ending March 31, 2042. As of March 31, 2026, the Company had research and development tax credit carryforwards for federal tax purposes of $4.9 million for state tax purposes of $9.5 million. The Federal research and development tax credit carryforward expires in the year ending March 31, 2046. The California state research and development tax credit carryforwards do not expire. The other state research and development tax credit carryforwards will expire at various dates beginning in the year ending March 31, 2034. Based on an assessment of the Company’s historical ownership changes through March 31, 2026, the Company does not anticipate a current limitation on the tax attributes.
As of March 31, 2026 and 2025, the Company had unrecognized tax benefits, or UTBs, of $13.6 million and $12.0 million, respectively. If realized, $13.3 million would impact the effective tax rate while the remainder would reduce deferred tax assets subject to a full valuation allowance.

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the beginning and ending balances for gross UTBs is as follows (in thousands):

	Fiscal Year Ended March 31,
	2026	2025	2024
Beginning balance	$11,989	$9,302	$7,913
Additions for tax positions related to the current year	1,844	2,502	1,404
Additions for tax positions related to prior years	11	194	112
Reductions for tax positions related to prior years	(257)	(4)	(119)
Reductions related to a lapse of statute	—	(5)	(8)
Ending balance	$13,587	$11,989	$9,302
Interest and penalties were not material during the fiscal years ended March 31, 2026, 2025, and 2024.
In July 2025, Congress passed and the President signed into law H.R. 1, the One Big Beautiful Bill Act ("Tax Act") which addresses certain business tax provisions enacted as a part of the 2017 Tax Cuts and Jobs Act including restoration of Section 174 expensing for US-based research. Accounting Standards Codification Topic 740, Income Taxes, (“Topic 740”) requires the tax impacts to be included in the reporting period that includes the date the Tax Act was signed into law. The impacts of the Tax Act are reflected in our results for the fiscal quarter ended March 31, 2026, and there was no material impact to our income tax expense or effective tax rate. Management elected to accelerate the deduction of all remaining unamortized domestic R&D expenses originally capitalized in fiscal years 2023 through 2025 in one year—i.e., in fiscal year 2026. The net deductions benefit increased the Company’s March 31, 2026 prepaid taxes and decreased our deferred tax assets by approximately $35.3 million.
The Company files income tax returns in the U.S. federal and various state jurisdictions. With limited exceptions, all tax years after 2021 remain subject to examination.
14. Commitments and Contingencies
Contractual Commitments
The Company has contractual commitments that relate mainly to third-party cloud infrastructure agreements and subscription agreements, which are used to facilitate the Company’s operations.
The Company has a web hosting arrangement for 3 years ending December 31, 2027, with an annual commitment of $7 million. As of March 31, 2026, the total remaining commitment was $7 million. The Company has contracts with another vendor with a remaining commitment of $7.1 million ending in June 2028.
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
Legal Matters
Beginning in April 2024, the Company and certain of its directors and officers were named as defendants in lawsuits in the United States District Court for the Northern District of California. The first lawsuit (the “securities lawsuit”) is captioned In re Doximity, Inc. Securities Litigation, No. 5:24-cv-02281 (N.D. Cal.). The operative complaint brought securities law claims on

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
behalf of a putative class of investors who purchased Doximity securities between June 24, 2021 and August 8, 2023 against the Company and its Chief Executive Officer, related to disclosures regarding user count and engagement rates.
Six shareholder derivative lawsuits (the “derivative lawsuits”) were also filed. Two are consolidated under the caption In re Doximity, Inc. Stockholder Derivative Litigation, No. 5:24-cv-02801 (N.D. Cal.). Two were filed in the United States District Court for the District of Delaware, captioned Guttman v. Tangney, et al., No. 1:24-cv-01387 (D. Del.) and Wong v. Tangney, et al., No. 1:25-cv-750 (D. Del.). Two were filed in the Court of Chancery of the State of Delaware with the captions Stern v. Tangney, et al., No. 2025-0661 (Del. Ch.) and Peter v. Tangney, et al., No. 2026-0220-NAC (Del. Ch.). The derivative lawsuits assert claims for, among other things, violations of securities laws, breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste against certain of the Company’s directors and officers on a similar factual basis to the securities lawsuit. In addition, two shareholders (Constance McCrea and Michael April) made a demand on the Board to investigate. Following an initial discussion with McCrea’s counsel, McCrea agreed to hold the demand in abeyance until the securities lawsuit is resolved, thus requiring no action at this time. The Company entered into a formal deferral agreement with McCrea.
On December 24, 2025, the parties entered into a settlement, subject to court approval, to resolve the securities lawsuit. Under the terms of the settlement, in exchange for the release and dismissal with prejudice of all claims against the defendants, the Company has agreed to cause its insurance carriers to pay a total of $31 million, which has been covered through the Company’s insurance. The settlement does not constitute, and shall not be construed as, an admission of liability, fault, or wrongdoing by the Company or any of its executives, and remains subject to final approval by the court and the satisfaction of certain additional conditions. The Court has scheduled a final settlement approval hearing for June 10, 2026. Following the agreement to settle the securities lawsuit, no other matters related to the putative class action remain outstanding. The Company is currently unable to predict the outcome of the derivative lawsuits and is unable to reasonably estimate the amount or range of loss, if any, that could result from an unfavorable outcome. The defendants intend to vigorously defend against these actions.
On June 20, 2025, the Company, its Chief Technology Officer and its Director of AI Products were named as defendants in a lawsuit in the U.S. District Court for the District of Massachusetts, captioned OpenEvidence Inc. v. Doximity, Inc. et al., No. 1:25-cv-11802-RGS (D. Mass.). On September 17, 2025, the defendants filed their Answer and Counterclaims, in which they asserted counterclaims against the plaintiff including false advertising in violation of the Lanham Act, the Massachusetts Consumer Protection Law, and common law defamation. On October 29, 2025, the plaintiff amended its Complaint, adding Doximity’s subsidiary Pathway Medical, Inc. and certain other individuals as defendants. In its Amended Complaint, the plaintiff alleges the defendants gained unauthorized access to its AI medical information platform. The Amended Complaint asserts claims for violation of the Computer Fraud and Abuse Act (CFAA), breach of contract, unjust enrichment, and trespass to chattels. The Amended Complaint dropped certain previously asserted claims against the defendants, including a trade secrets claim under the Defend Trade Secrets Act (DTSA). The Amended Complaint requests a permanent injunction enjoining defendants from (i) accessing plaintiff’s platform; and (ii) engaging in any further conduct that violates plaintiff’s rights; an order to return or destroy the plaintiff’s information; actual damages, including lost profits; defendants’ profits and unjust enrichment attributable to the alleged misconduct; among other remedies. The defendants intend to defend vigorously against these claims. On January 22, 2026, the court issued orders on the parties’ motions to dismiss. The court dismissed OpenEvidence’s trespass to chattels claim and dismissed Pathway’s Lanham Act and Massachusetts Chapter 93A counterclaims. The court denied the motions to dismiss as to all other claims, including all counterclaims asserted by Doximity, and the litigation is proceeding. The Company is currently unable to predict the outcome of the lawsuit and is unable to reasonably estimate the amount or range of loss, if any, that could result from an unfavorable outcome.
From time to time, the Company has become involved in claims and other legal matters arising in the ordinary course of business. The Company investigates these claims as they arise. Although claims are inherently unpredictable, the Company is currently not aware of any other matters that, if determined adversely to the Company, would individually or taken together have a material effect on its results of operations, financial position, or cash flows. Aside from the settlement of the class action securities lawsuit above, no other material loss contingencies were recorded for the fiscal years ended March 31, 2026, 2025, and 2024.
15. Leases
The Company has non-cancelable operating leases for the rental of office space with various expiration dates through 2030.
The components of lease expense were as follows (in thousands):

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended March 31,
	2026	2025	2024
Operating lease cost, net of sublease income	$1,867	$2,226	$2,711
Variable lease cost	43	42	87
Total lease cost	$1,910	$2,268	$2,798
During fiscal 2025, the Company executed a sublease for a portion of its Curative office space in Irving, Texas. The sublease commenced in November 2024 and has a lease term of approximately 5.5 years. The Company has classified the sublease as an operating lease. Total lease payments under the sublease are $2.4 million over the sublease term.
Supplemental cash flow information related to leases was as follows (in thousands):

	Fiscal Year Ended March 31,
	2026	2025	2024
Cash paid for amounts included in measurement of lease liabilities—Operating cash flows	$2,687	$2,717	$2,314
Supplemental balance sheet information related to leases was as follows:

	Fiscal Year Ended March 31,
	2026	2025	2024
Weighted-average remaining lease term (in years)	4.25	5.17	6.09
Weighted-average discount rate	4.19%	4.19%	4.18%
Maturities of operating lease liabilities as of March 31, 2026 were as follows (in thousands):

Operating Leases
2027	$2,497
2028	2,605
2029	2,667
2030	2,706
2031	679
Total future lease payments	11,154
Less: imputed interest	(969)
Present value of lease liabilities	$10,185
16. Other Income, net
Other income, net consisted of the following (in thousands):

	Fiscal Year Ended March 31,
	2026	2025	2024
Interest income	$35,703	$35,852	$21,664
Net gain (loss) on sale of marketable securities	188	169	(402)
Other income (expense)	(806)	(247)	62
Other income, net	$35,085	$35,774	$21,324
17. Employee Benefit Plan
The Company sponsors a 401(k) savings plan. All U.S. employees are eligible to participate in the 401(k) plan after meeting certain eligibility requirements. Participants may elect to have a portion of their salary deferred and contributed to the 401(k) plan up to the limit allowed by applicable income tax regulations. The Company matched a portion of employee contributions to the 401(k) plan totaling $2.3 million, $2.2 million, and $2.1 million for the fiscal years ended March 31, 2026, 2025, and 2024, respectively. Both employee contributions and the Company’s matching contributions are fully vested upon contribution.

DOXIMITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The CODM assesses performance for the operating segment and decides how to allocate resources based on the review of consolidated net income, which the CODM uses to monitor budget versus actual results and review historical company performance trends. Significant segment expenses were determined to include cost of revenues, research and development expenses, sales and marketing expenses, general and administrative expenses, restructuring and impairment charges, other income, net, and provision for income taxes, all of which are presented in the consolidated statements of operations for the fiscal years ended March 31, 2026, 2025, and 2024. Significant segment expenses also include stock-based compensation expense and depreciation and amortization expense, which are presented in Note 10—Equity and the consolidated statements of cash flows, respectively for the fiscal years ended March 31, 2026, 2025, and 2024. All intercompany transactions are eliminated upon consolidation. Asset account balances provided to the CODM are consistent with those reported on the consolidated balance sheets.
Substantially all of the Company’s long-lived assets were based in the United States as of March 31, 2026 and 2025. No country outside of the United States accounted for more than 10% of total revenue for the fiscal years ended March 31, 2026, 2025, and 2024. Substantially all of the Company’s revenue was derived in the United States for the fiscal years ended March 31, 2026, 2025, and 2024.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. In designing and evaluating our disclosure controls and procedures, our management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Based on such evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
Our former Chief Financial Officer departed in April 2026, and our Chief Accounting Officer served as interim principal financial officer and principal accounting officer while we conducted a search for a new Chief Financial Officer. On May 13, 2026, the Company appointed Matt Sonefeldt Chief Financial Officer, effective May 13, 2026. In connection with this appointment, Siddharth Sitaram, Chief Accounting Officer, will continue to serve as our interim Principal Financial Officer through June 7, 2026. Mr. Sonefeldt will formally succeed Mr. Sitaram as the Company’s Principal Financial Officer, effective June 8, 2026. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2026 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management has concluded that our internal control over financial reporting was effective as of March 31, 2026. The effectiveness of our internal control over financial reporting as of March 31, 2026 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.

Item 9B. Other Information
Annual Shareholder Meeting
The Company will hold its Annual Meeting of Stockholders for fiscal year 2026 on August 27, 2026 at 9 a.m. Pacific Time. The Annual Meeting of Stockholders will be held virtually via a live audio-only webcast accessible at http://www.virtualshareholdermeeting.com/DOCS2026 for all stockholders of record at the close of business on July 2, 2026, the record date.
Rule 10b5-1 Trading Plans
On February 19, 2026, Mr. Tim Cabral, a director of the Company, adopted a Rule 10b5-1 Trading Plan that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Mr. Cabral’s Rule 10b5-1 Trading Plan, which has a term from February 19, 2026 to May 21, 2027, provides for the potential exercise of vested stock options and the associated sale of up to 60,000 shares of the Company’s Class A common stock in the aggregate and other net vested shares of Class A common stock pursuant to a series of market orders. On the date of the execution of Mr. Cabral’s Rule 10b5-1 Trading Plan, he held no net vested shares. Mr. Cabral’s net vested share amount will change as additional equity awards vest or shares are subsequently purchased or sold during the term of his Rule 10b5-1 Trading Plan.
On February 27, 2026, Mr. Siddharth Sitaram, Chief Accounting Officer, adopted a Rule 10b5-1 Trading Plan that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Mr. Sitaram’s Rule 10b5-1 Trading Plan, which has a term from February 27, 2026 to December 31, 2026, provides for the potential exercise of 38,800 vested stock options and the associated sale of sufficient shares of the Company’s Class A common stock to cover exercise costs and estimated tax withholding amounts plus customary brokerage fess pursuant to a series of market orders.
Other than the Rule 10b5-1 Trading Plans noted above, during the quarter ended March 31, 2026, none of our directors or executive officers as defined in Rule 16a-1(f) of the Exchange Act adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after March 31, 2026.
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

Item 11. Executive Compensation
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after March 31, 2026.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after March 31, 2026.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after March 31, 2026.

Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after March 31, 2026.

PART IV
Item 15. Exhibits and Financial Statement Schedules

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-256584	3.2	June 15, 2021

3.2	Amended and Restated Bylaws of the Registrant.	S-1/A	333-256584	3.4	June 15, 2021

4.1	Form of Class A common stock certificate of the Registrant.	S-1	333-256584	4.1	May 28, 2021

4.2	Amended and Restated Investors’ Rights Agreement, dated April 10, 2014, by and among the Registrant and certain of its stockholders.	S-1	333-256584	4.2	May 28, 2021

4.3	Description of Securities.	10-K	001-40508	4.3	May 27, 2022

4.4	Warrant to Purchase Shares of Class A Common Stock issued to U.S. News & World Report, L.P., dated June 14, 2021.	10-Q	001-40508	4.2	August 12, 2021

4.5	Amendment to Warrant to Purchase Shares of Class A Common Stock issued to U.S. News & World Report, L.P., dated September 2, 2021.	10-Q	001-40508	4.3	November 10, 2021

4.6	Second Amendment to Warrant to Purchase Shares of Class A Common Stock issued to U.S. News & World Report, L.P., dated October 8, 2021.	10-Q	001-40508	4.4	November 10, 2021

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-256584	10.1	June 15, 2021

10.2#	2010 Equity Incentive Plan, as amended, and forms of agreements thereunder.	S-1/A	333-256584	10.2	June 15, 2021

10.3#	2021 Stock Option and Incentive Plan, and forms of agreements thereunder.	10-K	001-40508	10.3	May 27, 2022

10.4#	2021 Employee Stock Purchase Plan.	S-1/A	333-256584	10.4	June 15, 2021

10.5#	Senior Executive Cash Incentive Bonus Plan.	S-1/A	333-256584	10.5	June 15, 2021

10.6#	Non-Employee Director Compensation Policy.	Filed herewith

10.7#	Matt Sonefeldt Offer Letter	Filed herewith

10.8#	Steven Zatz Offer Letter	Filed herewith

19.1	Insider Trading Policy	10-K	001-40508	19.1	May 26, 2023

21.1	Subsidiaries of the Registrant.	Filed herewith

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.	Filed herewith

24.1	Power of Attorney (incorporated by reference to the Signature page of this Annual Report on Form 10-K).	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2*	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

97.1	Doximity Inc. Compensation Recovery Policy	10-K	001-40508	97.1	May 23, 2024

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith
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

DOXIMITY, INC.

Date: May 19, 2026	By:	/s/ Jeffrey Tangney
Jeffrey Tangney Chief Executive Officer (Principal Executive Officer)

Date: May 19, 2026	By:	/s/ Siddharth Sitaram
Siddharth Sitaram Chief Accounting Officer (Principal Accounting Officer and Interim Principal Financial Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John T. Vaughan, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in connection therewith and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey Tangney	Chief Executive Officer and Director (Principal Executive Officer)	May 19, 2026
Jeffrey Tangney

/s/ Siddharth Sitaram	Chief Accounting Officer (Principal Accounting Officer and Interim Principal Financial Officer)	May 19, 2026
Siddharth Sitaram

/s/ Regina Benjamin	Director	May 19, 2026
Regina Benjamin

/s/ Tim Cabral	Director	May 19, 2026
Tim Cabral

/s/ Phoebe Yang	Director	May 19, 2026
Phoebe Yang

/s/ Kevin Spain	Director	May 19, 2026
Kevin Spain

/s/ Kira Wampler	Director	May 19, 2026
Kira Wampler