Form 10-Q
period 2026-06-30
Doximity, Inc.
filed 2026-08-06
CIK 1516513

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
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The registrant had outstanding 127,349,369 shares of Class A common stock and 50,896,611 shares of Class B common stock as of July 30, 2026.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. All statements other than statements of historical fact are forward-looking and involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•our future financial performance and expectations regarding our revenue, expenses, and other operating results;
•our expectations and management of future growth;
•our ability to acquire and retain customers and members;
•our ability to maintain our profitability;
•our ability to develop, market and sell innovative products and compete successfully;
•future investments, capital expenditures and capital requirements;
•the costs and success of our sales and marketing efforts, and our ability to promote our brand;
•our ability to effectively manage our growth, including our ability to identify, retain, and recruit personnel, and maintain our culture;
•our ability to comply with new and existing laws and regulations;
•our ability to successfully defend litigation brought against us;
•our ability to maintain, protect, and enhance our intellectual property rights and any related costs;
•our ability to maintain data privacy and data security;
•our ability to respond to rapid technological changes;
•our expectations regarding macroeconomic factors, including macroeconomic uncertainty;
•future developments affecting our industry, the size of the market for our solutions, and our competition;
•the increased expenses associated with being a public company;
•the impact of any cost-savings or restructuring activities we may undertake in the future;
•the sufficiency of our cash and cash equivalents and marketable securities to meet our liquidity needs;
•our ability to successfully identify, acquire, and integrate companies and assets; and
•the risks related to our Class A common stock and our dual class common stock structure.
We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, results of operations, financial condition, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2026 filed with the Securities and Exchange Commission, or SEC, on May 19, 2026, and elsewhere in this Quarterly Report on Form 10-Q, as well as in our other filings with the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements. These statements are inherently uncertain and you are cautioned not to unduly rely upon them.
We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
DOXIMITY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	June 30, 2026	March 31, 2026
Assets
Current assets:
Cash and cash equivalents	$273,604	$219,178
Marketable securities	414,185	529,423
Accounts receivable, net of allowance for doubtful accounts of $1,956 and $1,345 at June 30, 2026 and March 31, 2026, respectively	177,575	144,783
Prepaid expenses and other current assets	48,614	50,880
Total current assets	913,978	944,264
Property and equipment, net	19,243	18,080
Deferred income tax assets	23,839	31,984
Operating lease right-of-use assets	6,752	7,140
Intangible assets, net	33,385	35,325
Goodwill	84,973	84,973
Other assets	1,675	1,921
Total assets	$1,083,845	$1,123,687
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,494	$4,009
Accrued expenses and other current liabilities	32,666	42,804
Deferred revenue, current	109,061	106,050
Operating lease liabilities, current	2,142	2,110
Total current liabilities	150,363	154,973
Deferred revenue, non-current	37	400
Operating lease liabilities, non-current	7,531	8,075
Other liabilities, non-current	9,844	9,402
Total liabilities	167,775	172,850
Commitments and contingencies (Note 12)
Stockholders' Equity
Preferred stock, $0.001 par value; 100,000 shares authorized as of June 30, 2026 and March 31, 2026, respectively; zero shares issued and outstanding as of June 30, 2026 and March 31, 2026, respectively	—	—
Class A and Class B common stock, $0.001 par value; 1,500,000 shares authorized as of June 30, 2026 and March 31, 2026, respectively; 179,849 and 183,060 shares issued and outstanding as of June 30, 2026 and March 31, 2026, respectively	180	183
Additional paid-in capital	1,035,282	1,001,688
Accumulated other comprehensive income (loss)	(348)	28
Accumulated deficit	(119,044)	(51,062)
Total stockholders’ equity	916,070	950,837
Total liabilities and stockholders’ equity	$1,083,845	$1,123,687
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOXIMITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,
	2026	2025
Revenue	$156,618	$145,913
Cost of revenue	23,692	15,793
Gross profit	132,926	130,120
Operating expenses:
Research and development	38,477	26,799
Sales and marketing	45,049	36,365
General and administrative	15,756	12,439
Total operating expenses	99,282	75,603
Income from operations	33,644	54,517
Other income, net	6,719	9,630
Income before income taxes	40,363	64,147
Provision for income taxes	16,048	10,827
Net income	$24,315	$53,320
Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.13	$0.28
Diluted	$0.13	$0.27
Weighted-average shares used in computing net income per share attributable to Class A and Class B common stockholders:
Basic	182,569	187,984
Diluted	191,169	201,158
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOXIMITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,
	2026	2025
Net income	$24,315	$53,320
Other comprehensive loss
Change in unrealized loss on available-for-sale-securities, net of tax benefit of $127, and $47, respectively	(376)	(140)
Comprehensive income	$23,939	$53,180
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOXIMITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended June 30, 2026
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' Equity
	Shares	Amount
Balance as of March 31, 2026	183,060	$183	$1,001,688	$28	$(51,062)	$950,837
Stock-based compensation	—	—	36,157	—	—	36,157
Exercise of stock options and common stock warrants	461	—	3,077	—	—	3,077
Vesting of restricted stock units, net of shares withheld for taxes	767	1	(1)	—	—	—
Tax withholding on shares under stock-based compensation awards	—	—	(6,974)	—	—	(6,974)
Repurchase and retirement of common stock, including excise tax	(4,439)	(4)	—	—	(92,297)	(92,301)
Common stock warrant expense	—	—	1,335	—	—	1,335
Other comprehensive loss	—	—	—	(376)	—	(376)
Net income	—	—	—	—	24,315	24,315
Balance as of June 30, 2026	179,849	$180	$1,035,282	$(348)	$(119,044)	$916,070

	Three Months Ended June 30, 2025
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Stockholders' Equity
	Shares	Amount
Balance as of March 31, 2025	188,875	$189	$894,225	$1,323	$186,888	$1,082,625
Stock-based compensation	—	—	21,085	—	—	21,085
Exercise of stock options and common stock warrants	501	1	2,397	—	—	2,398
Vesting of restricted stock units, net of shares withheld for taxes	343	—	—	—	—	—
Tax withholding on shares under stock-based compensation awards	—	—	(11,927)	—	—	(11,927)
Repurchase and retirement of common stock, including excise tax	(2,266)	(3)	—	—	(123,098)	(123,101)
Common stock warrant expense	—	—	1,335	—	—	1,335
Other comprehensive loss	—	—	—	(140)	—	(140)
Net income	—	—	—	—	53,320	53,320
Balance as of June 30, 2025	187,453	$187	$907,115	$1,183	$117,110	$1,025,595
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOXIMITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income	$24,315	$53,320
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,287	2,794
Stock-based compensation, net of amounts capitalized	36,752	21,865
Non-cash lease expense	387	450
Accretion of discount on marketable securities, net	(568)	(2,488)
Amortization of deferred contract costs	4,300	3,896
Other	(338)	(408)
Changes in operating assets and liabilities:
Accounts receivable	(33,334)	(13,381)
Prepaid expenses and other assets	9,125	(4,234)
Deferred contract costs	(2,642)	(1,965)
Accounts payable, accrued expenses and other liabilities	(2,433)	(165)
Deferred revenue	2,648	2,973
Operating lease liabilities	(512)	(556)
Net cash provided by operating activities	41,987	62,101
Cash flows from investing activities
Purchases of property and equipment	(62)	—
Internal-use software development costs	(2,322)	(1,966)
Purchases of marketable securities	(14,746)	(139,934)
Maturities of marketable securities	126,071	144,579
Sales of marketable securities	4,049	—
Net cash provided by investing activities	112,990	2,679
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock options and common stock warrants	3,080	2,398
Taxes paid related to net share settlement of equity awards	(6,974)	(11,927)
Repurchase of common stock	(91,633)	(122,355)
Payment of contingent consideration related to a business combination	(5,024)	(5,249)
Net cash used in financing activities	(100,551)	(137,133)
Net increase (decrease) in cash and cash equivalents	54,426	(72,353)
Cash and cash equivalents, beginning of period	219,178	209,614
Cash and cash equivalents, end of period	$273,604	$137,261
Supplemental disclosures of cash flow information
Cash paid for taxes, net of refunds	$3,990	$4,978
Non-cash financing and investing activities
Capitalized stock-based compensation for internal-use software development costs	$1,203	$555
Excise tax payable on share repurchases	$3,029	$745
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  Description of Business
Doximity, Inc. (the “Company”) was incorporated in the state of Delaware in April 2010 as 3MD Communications, Inc. and is headquartered in San Francisco, California. The Company subsequently changed its name to Doximity, Inc. in June 2010. The Company provides an online platform, which enables physicians and other healthcare professionals to collaborate with colleagues, stay up to date with the latest medical news and research, conduct clinical research, manage their careers and on-call schedules, streamline documentation and administrative paperwork, and conduct virtual patient visits. The Company’s customers primarily include pharmaceutical companies and health systems that connect with healthcare professionals through the Company’s digital Marketing, Hiring, and Workflow Solutions. Marketing Solutions provide customers with the ability to share tailored content on the network. Hiring Solutions enable customers to identify, connect with, and hire from the network of both active and passive potential medical professional candidates. Workflow Solutions allow customers to securely initiate voice and video calls with patients, manage on-call scheduling, and leverage the artificial intelligence (AI) writing assistant for administrative tasks and clinical decision support.
2.  Summary of Significant Accounting Policies
There have been no material changes to the significant accounting policies of the Company during the three months ended June 30, 2026 as compared to those described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2026 and filed with the SEC on May 19, 2026.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with U.S. GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2026.
The accompanying condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s financial position, results of operations, stockholders’ equity, and cash flows. The results of operations for the three months ended June 30, 2026, shown in this report are not necessarily indicative of the results to be expected for the full year ending March 31, 2027.
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
Concentrations of credit risk with respect to accounts receivable are primarily limited to certain customers to which the Company makes substantial sales. No customer represented 10% or more of revenue or accounts receivable, net for the three months ended June 30, 2026 and 2025.
For the purpose of assessing the concentration of credit risk for significant customers, the Company defines a customer as an entity that purchases the Company’s services directly or indirectly through marketing agencies.
Accounting Pronouncements Recently Adopted
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets to reduce complexity for the measurement of credit losses arising from transactions accounted for under ASC 606. The practical expedient permits the entity to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The Company has prospectively adopted this guidance as of June 30, 2026 and elected to use the practical expedient. The adoption did not have a material impact on the condensed consolidated financial statements and related disclosures.
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
Subscription terms for Marketing Solutions contracts are generally 12 months or less. Customers are generally billed either upon contract execution for a portion of the contract, with the remainder billed based on various time-based milestones, or on a monthly basis beginning in the month services are launched. Certain Marketing Solutions contracts are cancelable with a customary notice period. The Company does not generally refund customer payments, and customers are generally responsible for amounts invoiced where payment was not made upon cancellation. The contractual term for Hiring and Workflow Solutions contracts is generally 12 months. Hiring and Workflow Solutions contracts are noncancelable and customers are billed in annual, quarterly, or monthly installments in advance of the service period.
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
Each module targets a specified number of Doximity members per month for the duration of the subscription period. The Company treats each subscription to a specific module as a distinct performance obligation because each module is capable of being distinct as the customer can benefit from the subscription to each module on their own and each module can be sold standalone. Furthermore, the subscriptions to individual modules are distinct in the context of the contract as (1) the Company is not integrating the services with other services promised in the contract into a bundle of services that represent a combined output, (2) the subscriptions to specific modules do not significantly modify or customize the subscription to another module, and (3) the specific modules are not highly interdependent or highly interrelated. The subscription to each module is treated as a series of distinct performance obligations because it is distinct and substantially the same, satisfied over time, and has the same measure of progress.
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

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
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

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Revenue Disaggregation
Revenue consisted of the following (in thousands):

	Three Months Ended June 30,
	2026	2025
Subscription	$146,300	$137,876
Other	10,318	8,037
Total revenue	$156,618	$145,913
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
The Company records unbilled revenue when revenue is recognized in amounts for which it is contractually entitled but exceeds the amounts the Company has a right to bill as of the end of the period. The Company records unbilled revenue on the condensed consolidated balance sheets within prepaid expenses and other current assets. The Company’s unbilled revenue balances were $1.7 million and $2.2 million as of June 30, 2026 and March 31, 2026, respectively.
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
Revenue recognized from amounts included in deferred revenue as of the beginning of the period was $69.5 million and $77.8 million for the three months ended June 30, 2026 and 2025, respectively.
Deferred Contract Costs
The Company capitalizes sales compensation that is considered to be an incremental and recoverable cost of obtaining a contract with a customer. The Company pays commissions based on signing new arrangements with customers and upon renewals and expansion of existing contracts with customers.
Deferred compensation is generally amortized over the weighted-average contractual term, ranging from 8 months to 12 months. The portion of deferred compensation expected to be recognized within one year of the balance sheet date is included in prepaid expenses and other current assets, and the remaining portion is recorded as other assets on the condensed consolidated balance sheets. The amortization of deferred contract costs is included in sales and marketing expense in the condensed consolidated statements of operations. Sales compensation that is not considered an incremental cost is expensed in the same period that it was earned.
The Company capitalized contract acquisition costs of $2.6 million and $2.0 million for the three months ended June 30, 2026 and 2025, respectively. Amortization of deferred contract costs was $4.3 million and $3.9 million for the three months ended June 30, 2026 and 2025, respectively. The Company’s current and non-current deferred contract cost balances were $6.4 million and $0.5 million, respectively, as of June 30, 2026, and were $8.0 million and $0.6 million, respectively, as of March 31, 2026.
Deferred contract costs are periodically analyzed for impairment. There were no impairment losses relating to deferred contract costs during the three months ended June 30, 2026 and 2025.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
4.  Investments
The cost, gross unrealized gains and losses, and fair value of investments are as follows (in thousands):

	As of June 30, 2026
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Commercial paper	$74,048	$—	$(7)	$74,041
Corporate notes and bonds	4,000	—	—	4,000
Money market funds	186,289	—	—	186,289
Total cash equivalents	264,337	—	(7)	264,330
Marketable securities:
Commercial paper	1,027	—	—	1,027
Corporate notes and bonds	289,913	134	(447)	289,600
U.S. government and agency securities	123,704	75	(221)	123,558
Total marketable securities	414,644	209	(668)	414,185
Total cash equivalents and marketable securities	$678,981	$209	$(675)	$678,515
As of June 30, 2026, the contractual maturities of the Company’s available-for-sale debt securities were as follows (in thousands):

Fair Value
Due within one year	$374,847
Due in one to two years	117,379
Total	$492,226
Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations.
The cost, gross unrealized gains and losses, and fair value of investments were as follows (in thousands):

	As of March 31, 2026
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Commercial paper	$8,500	$—	$(2)	$8,498
Money market funds	174,953	—	—	174,953
Total cash equivalents	183,453	—	(2)	183,451
Marketable securities:
Commercial paper	11,314	—	(2)	11,312
Corporate notes and bonds	390,900	341	(468)	390,773
U.S. government and agency securities	127,169	246	(77)	127,338
Total marketable securities	529,383	587	(547)	529,423
Total cash equivalents and marketable securities	$712,836	$587	$(549)	$712,874
As of June 30, 2026 and March 31, 2026, the Company has recognized accrued interest of $4.4 million and $5.3 million, respectively, which is included in prepaid expenses and other current assets in the condensed consolidated balance sheets.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The unrealized losses associated with the Company’s debt securities were immaterial as of June 30, 2026 and March 31, 2026. As the Company does not intend to sell the securities with unrealized losses and it is more likely than not that the Company will hold these securities until maturity or until the cost basis is recovered, the Company did not recognize any impairment on these securities as of June 30, 2026 or March 31, 2026. The Company did not recognize any credit losses related to the Company’s debt securities as of June 30, 2026 or March 31, 2026. The fair value related to the debt securities with unrealized losses for which no credit losses were recognized was $267.9 million and $207.6 million as of June 30, 2026 and March 31, 2026, respectively.
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
The following tables present the fair value hierarchy for the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of June 30, 2026
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	$—	$74,041	$—	$74,041
Corporate notes and bonds	—	4,000	—	4,000
Money market funds	186,289	—	—	186,289
Total cash equivalents	186,289	78,041	—	264,330
Marketable securities:
Commercial paper	—	1,027	—	1,027
Corporate notes and bonds	—	289,600	—	289,600
U.S. government and agency securities	123,558	—	—	123,558
Total marketable securities	123,558	290,627	—	414,185
Total cash equivalents and marketable securities	$309,847	$368,668	$—	$678,515

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
During the three months ended June 30, 2026 and 2025, the Company had no transfers between levels of the fair value hierarchy.
Contingent Earn-out Consideration Liability
The following table summarizes the changes in the contingent earn-out consideration liability (in thousands):

	Three Months Ended June 30,
	2026	2025
Beginning fair value	$5,910	$11,493
Additions in the period	—	—
Change in fair value	90	168
Payments	(6,000)	(6,000)
Ending fair value	$—	$5,661
The contingent earn-out consideration liability relates to the AMiON acquisition, which closed on April 1, 2022. The fair value of the liability is remeasured at each reporting date until the related contingency is resolved, with any changes to the fair value recognized as sales and marketing expense in the condensed consolidated statements of operations. During the three months ended June 30, 2026, the Company made the final payment of $6 million to fully settle the contingent earn-out consideration liability, leaving no remaining obligation.
6.  Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2026	March 31, 2026
Furniture and equipment	$2,039	$1,977
Computers and software	295	295
Leasehold improvements	816	816
Internal-use software development costs	49,771	46,324
Total property and equipment	52,921	49,412
Less: accumulated depreciation and amortization	(33,678)	(31,332)
Total property and equipment, net	$19,243	$18,080

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Depreciation and amortization expense on property and equipment was $2.4 million and $1.8 million for the three months ended June 30, 2026 and 2025, respectively. Included in these amounts was amortization expense for internal-use software development costs of $2.2 million and $1.7 million for the three months ended June 30, 2026 and 2025, respectively. The amortization of the internal-use software development costs is included in cost of revenue in the condensed consolidated statements of operations.
The Company capitalized internal-use software development costs of $3.5 million and $2.5 million during the three months ended June 30, 2026 and 2025, respectively. Internal-use software development costs are included in property and equipment, net in the condensed consolidated balance sheets.
No impairment was recognized on property and equipment during the three months ended June 30, 2026 and 2025.
7.  Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2026	March 31, 2026
Accrued commissions	$5,785	$6,703
Accrued payroll, bonus, and related expenses	8,189	8,780
Employee contributions under employee stock purchase plan	1,186	411
Rebate and incentive liabilities	3,508	6,055
Sales and other tax liabilities	4,726	4,224
Income taxes payable	4,609	1,787
Current portion of contingent earn-out consideration liability	—	5,910
Other	4,663	8,934
Total accrued expenses and other current liabilities	$32,666	$42,804
8. Business Combinations
Pathway Acquisition
On July 29, 2025, the Company completed the acquisition of all outstanding shares of Pathway Medical Inc. (“the Pathway acquisition”), an AI-based medical knowledge platform, primarily to enhance our platform with the acquired technology and engineering workforce. The acquisition-date fair value of the consideration was $36.3 million. This included cash consideration of $26.7 million. Additionally, the Company granted certain Pathway employees joining the Company $23.9 million of restricted stock units (“RSUs”), which vest quarterly over 5 years. A portion of these RSUs with an estimated fair value of $9.6 million, which vest up to the second anniversary of the acquisition date, are guaranteed and not contingent on future events or activities, and, as a result, the related cost is included in the total purchase consideration. The remaining tranches are subject to continuing service with the Company. The related expense is accounted for as post-acquisition stock-based compensation expense.
In connection with the acquisition, the Company also granted $4 million of performance-based restricted stock units (“PSUs”) and $1 million of RSUs to certain Pathway employees joining the Company. The PSUs will vest in full on November 15, 2026, subject to both service and performance-based vesting conditions. The aggregate grant date fair value of these awards is accounted for as post-acquisition stock-based compensation expense on a straight-line basis, to the extent the performance metrics are achieved. The RSUs vest quarterly over 4 years, the related expense of which is also accounted for as post-acquisition stock-based compensation expense on a straight-line basis.
The Company also committed to issue an additional $8 million of PSUs over the next two fiscal years, beginning in fiscal 2027. Performance targets for each award will be established in their respective fiscal year. These awards are subject to both service and performance-based vesting conditions. As of June 30, 2026, these PSUs are not considered granted from an accounting perspective as the performance targets have not been established.

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
The Company acquired intangible assets comprising of Pathway’s developed technology with an estimated useful life of 5 years. The developed technology was valued using a replacement cost approach, which is based on the cost of a market participant to reconstruct a substitute asset of comparable utility. The results of operations of this business combination have been included in the consolidated financial statements from the acquisition date.
The acquisition-related costs were not material and were recorded as general and administrative expense in the consolidated statements of operations.
Separate operating results and pro forma results of operations for Pathway have not been presented as the effect of this acquisition was not material to the Company’s financial results.
9.  Intangible Assets and Goodwill
Intangible Assets
Intangible assets, net consisted of the following (in thousands):

	June 30, 2026	March 31, 2026
Customer relationships	$37,069	$37,069
Developed technology	18,700	18,700
Other intangibles	1,594	1,594
Total intangible assets	57,363	57,363
Less: accumulated amortization	(23,978)	(22,038)
Total intangible assets, net	$33,385	$35,325
Amortization expense for intangible assets was $1.9 million and $1.0 million for the three months ended June 30, 2026 and 2025, respectively.
No impairment charges on intangible assets were recorded during the three months ended June 30, 2026 and 2025.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
As of June 30, 2026, future amortization expense is as follows (in thousands):

Year Ending March 31,	Amount
Remainder of 2027	$5,822
2028	7,762
2029	7,762
2030	7,762
2031	4,277
Total future amortization expense	$33,385
Goodwill
The changes in the carrying amount of goodwill were as follows (in thousands):

Three Months Ended June 30, 2026
Balance, beginning of period	$84,973
Goodwill acquired	—
Balance, end of period	$84,973
No impairment charges on goodwill were recorded during the three months ended June 30, 2026 and 2025.
10.  Equity
Preferred Stock
In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 100,000,000 shares of undesignated preferred stock with a par value of $0.001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors. As of June 30, 2026 and March 31, 2026, there were no shares of preferred stock issued and outstanding.
Common Stock and Dual-Class Structure
The Company has two classes of common stock authorized: Class A common stock and Class B common stock, and are collectively referred to as common stock throughout the notes to the condensed consolidated financial statements, unless otherwise noted. The Company’s amended and restated certificate of incorporation authorized the issuance of 1,000,000,000 shares of Class A common stock with par value of $0.001 and one vote per share, and 500,000,000 shares of Class B common stock with par value of $0.001 and ten votes per share. The holders of common stock are entitled to receive dividends, as may be declared by the board of directors. Each outstanding share of Class B common stock may be converted at any time at the option of the holder into one share of Class A common stock. As of June 30, 2026, there were 128,952,833 shares of Class A common stock, and 50,896,611 shares of Class B common stock outstanding.
Stock Repurchase Program
On May 1, 2024, the Company’s board of directors authorized a program to repurchase up to $500 million of the Company’s Class A common stock with no expiration date. The Company repurchased and retired 11,591,950 shares of Class A common stock under this program, which was completed in the fourth quarter of fiscal year 2026.
On February 3, 2026, the Company’s board of directors authorized another program to repurchase up to $500 million of the Company’s Class A common stock with no expiration date. As of June 30, 2026, the Company repurchased and retired 4,759,886 shares of Class A common stock under this program for an aggregate purchase price of $99.1 million and $400.9 million remained available and authorized for repurchase.
All repurchases are subject to general business and market conditions and other investment opportunities and may be executed through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Immediately upon the repurchase of any shares of Class A common stock, such shares shall be retired by the Company and shall automatically return to the status of authorized but unissued shares of Class A common stock.
Effective January 1, 2023, the Company’s share repurchases in excess of allowable share issuances are subject to a 1% excise tax as a result of the Inflation Reduction Act of 2022. The Company’s accrued excise taxes were $3.0 million and $2.3 million as of June 30, 2026 and March 31, 2026, respectively.
Common Stock Warrants
In October 2021, the Company issued a warrant to U.S. News (the “U.S. News Warrant”) to purchase 516,000 shares of Class A common stock with an exercise price of $12.56 per share in connection with the execution of a commercial agreement with U.S. News. The U.S. News Warrant expires 10 years from the date of grant. The first tranche of the U.S. News Warrant vested on May 1, 2022 and the remainder will vest on a monthly basis over approximately 6 years. The grant-date fair value of the U.S. News Warrant was $34.7 million, which was determined using the Black-Scholes option-pricing model on the date of grant. The fair value of the warrant is recognized as expense in cost of revenue in the condensed consolidated statements of operations on a straight-line basis over its vesting term of 6.48 years. During the three months ended June 30, 2026 and 2025, $1.3 million was recognized as stock-based compensation expense relating to the U.S. News Warrant. As of March 31, 2026, 193,500 shares under the warrant were outstanding. During the three months ended June 30, 2026, 21,500 shares with an intrinsic value of $0.2 million were exercised under the warrant and 172,000 shares under the warrant were outstanding as of June 30, 2026. As of June 30, 2026, unamortized stock-based compensation expense related to the unvested warrants was $9.4 million, which is expected to be recognized over the remaining vesting period of 1.75 years.
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
The Company granted stock options under the terms of the Plans and outside of the Plans, as approved by the board of directors. During fiscal 2018, the Company granted 4,682,582 options outside of the Plans, of which 2,114,582 options were exercised and 2,568,000 were outstanding as of June 30, 2026.
The Company has shares of common stock reserved for issuance as follows (in thousands):

June 30, 2026
Common stock warrants	172
2010 Plan
Options outstanding	7,442
2021 Plan
Awards outstanding	7,742
Shares available for future grant	40,045
2021 ESPP	12,500
Options outstanding outside the Plans	2,568
Total	70,469

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Stock Options
Stock options granted generally vest over four years with service-based, performance-based, and/or market-based conditions and expire ten years from the date of grant.
Stock option activities within the Plans as well as outside of the Plans were as follows:

	Number of Shares (in thousands)	Weighted-Average Exercise Price	Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance, March 31, 2026	10,464	$5.06	3.97	$190,827
Options exercised	(440)	6.38
Options forfeited or expired	(14)	5.75
Balance, June 30, 2026	10,010	5.00	3.70	157,521
Vested and exercisable as of June 30, 2026	8,983	4.65	3.59	144,577
Vested and expected to vest as of June 30, 2026	10,010	5.00	3.70	157,521
The aggregate intrinsic value of options exercised during the three months ended June 30, 2026 and 2025 was $6.6 million and $23.7 million, respectively.
As of June 30, 2026, unamortized stock-based compensation expense related to unvested stock options was $12.9 million, which is expected to be recognized over a weighted-average period of 1.03 years.
The Company has not granted any stock options since the first quarter of fiscal 2022.
Restricted Stock Units (“RSUs”)
The RSUs granted by the Company generally vest over two to four years based on continued service.
The following table summarizes RSU activity (in thousands, except per share information):

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance, March 31, 2026	3,341	$42.65
Granted	2,889	19.22
Vested	(691)	35.03
Forfeited	(102)	47.56
Unvested balance, June 30, 2026	5,437	31.07
The total fair value of RSUs vested during the three months ended June 30, 2026 and 2025 was $13.1 million and $26.5 million, respectively.
As of June 30, 2026, total unrecognized stock-based compensation expense related to unvested RSUs was $146.4 million, which is expected to be recognized over a weighted-average period of 2.18 years.
Performance-Based Restricted Stock Units (“PSUs”)
The Company grants PSUs that are subject to both service-based and performance-based vesting conditions that are satisfied upon meeting certain financial performance targets. Certain awards are granted with performance targets to be established in future years. For PSUs, the grant date cannot occur until performance targets have been clearly established and communicated.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
In July 2025, the Compensation Committee of the Board of Directors approved an equity award pool of up to $30 million, subject to both performance-based and service-based vesting conditions, in which participants could have earned up to 300% of the original pool. As the monetary value of the obligation was initially based on a fixed monetary amount and was to be settled in a variable number of shares, the obligation was initially recorded as a liability in other liabilities, non-current, on the consolidated balance sheets. During the fourth quarter of fiscal 2026, the Compensation Committee approved 1,963,338 PSUs based on actual achievement. The previously recorded liability was then reclassified to additional paid-in capital in equity. During the three months ended June 30, 2026, $6.5 million was recognized as stock-based compensation expense, net of amount capitalized as internal use software, for this equity award pool. The individual awards will vest on a quarterly basis through the fourth quarter of fiscal 2027.
The following table summarizes PSU activity (in thousands, except per share information):

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance, March 31, 2026	2,584	$36.24
Granted	551	18.97
Vested	(463)	32.40
Forfeited	(367)	46.03
Unvested balance, June 30, 2026	2,305	31.09
As of June 30, 2026, 2.3 million PSUs were outstanding, of which, 1.7 million PSUs are considered granted from an accounting perspective, as the performance targets have been established. As of June 30, 2026, the unamortized stock-based compensation expense related to outstanding PSUs for which performance conditions have been established was $34.9 million, which is calculated based on the probable outcome of the performance conditions as of June 30, 2026. The amount of expense to be recognized will be based on the extent the performance metrics are achieved and is expected to be recognized over a weighted-average period of 0.85 years.
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended June 30,
	2026	2025
Cost of revenue	$3,192	$2,980
Research and development	15,559	6,649
Sales and marketing	12,425	7,710
General and administrative	5,576	4,526
Total stock-based compensation expense	$36,752	$21,865

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
11.  Net Income Per Share Attributable to Common Stockholders
The following table presents the reconciliation of the numerator and denominator for calculating basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended June 30,
	2026	2025
Numerator
Net income	$24,315	$53,320
Denominator
Weighted-average shares used in computing net income per share attributable to Class A and Class B common stockholders, basic	182,569	187,984
Dilutive effect of stock options	7,770	11,449
Dilutive effect of other share-based awards	830	1,725
Weighted-average shares used in computing net income per share attributable to Class A and Class B common stockholders, diluted	191,169	201,158
Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.13	$0.28
Diluted	$0.13	$0.27
Certain potentially dilutive securities have been excluded from the calculation of diluted net income per share during the applicable periods because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended June 30,
	2026	2025
Other share-based awards	2,434	244
Common stock warrants	173	261
Total	2,607	505
12.  Commitments and Contingencies
Contractual Commitments
The Company has contractual commitments that relate mainly to third-party cloud infrastructure agreements and subscription agreements, which are used to facilitate the Company’s operations.
The Company has a web hosting arrangement for 3 years ending December 31, 2027, with an annual commitment of $7 million. As of June 30, 2026, the total remaining commitment was $7 million. The Company has contracts with another vendor with a remaining commitment of $6 million ending in June 2028.
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
Legal Matters
Beginning in April 2024, the Company and certain of its directors and officers were named as defendants in lawsuits in the United States District Court for the Northern District of California. The first lawsuit (the “securities lawsuit”) is captioned In re Doximity, Inc. Securities Litigation, No. 5:24-cv-02281 (N.D. Cal.). The operative complaint brought securities law claims on behalf of a putative class of investors who purchased Doximity securities between June 24, 2021 and August 8, 2023 against the Company and its Chief Executive Officer, related to disclosures regarding user count and engagement rates.
Seven shareholder derivative lawsuits (the “derivative lawsuits”) were also filed. Three have been filed in the United States District Court for the Northern District of California: April v. Tangney et al., No. 3:26-cv-6201 (N.D. Cal.), and two actions consolidated under the caption In re Doximity, Inc. Stockholder Derivative Litigation, No. 5:24-cv-02801 (N.D. Cal.). Two were filed in the United States District Court for the District of Delaware, captioned Guttman v. Tangney, et al., No. 1:24-cv-01387 (D. Del.) and Wong v. Tangney, et al., No. 1:25-cv-750 (D. Del.). Two were filed in the Court of Chancery of the State of Delaware with the captions Stern v. Tangney, et al., No. 2025-0661-NAC (Del. Ch.) and Peter v. Tangney, et al., No. 2026-0220-NAC (Del. Ch.). The derivative lawsuits assert claims for, among other things, violations of securities laws, breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste against certain of the Company’s directors and officers on a similar factual basis to the securities lawsuit. In addition, one shareholder (Constance McCrea) made a demand on the board to investigate. Following an initial discussion with McCrea’s counsel, McCrea agreed to hold the demand in abeyance until the securities lawsuit is resolved, thus requiring no action at this time. The Company entered into a formal deferral agreement with McCrea.
On December 24, 2025, the parties entered into a settlement, subject to court approval, to resolve the securities lawsuit. Under the terms of the settlement, in exchange for the release and dismissal with prejudice of all claims against the defendants, the Company agreed to cause its insurance carriers to pay a total of $31 million. The settlement does not constitute, and shall not be construed as, an admission of liability, fault, or wrongdoing by the Company or any of its executives. The Court approved a final settlement on June 11, 2026 and terminated the case on June 23, 2026. Following the agreement to settle the securities lawsuit, no other matters related to the putative class action remain outstanding. The Company is currently unable to predict the outcome of the derivative lawsuits and is unable to reasonably estimate the amount or range of loss, if any, that could result from an unfavorable outcome. The defendants intend to vigorously defend against these actions.
On June 20, 2025, the Company, its Chief Technology Officer and its Director of AI Products were named as defendants in a lawsuit in the U.S. District Court for the District of Massachusetts, captioned OpenEvidence Inc. v. Doximity, Inc. et al., No. 1:25-cv-11802-RGS (D. Mass.). On September 17, 2025, the defendants filed their Answer and Counterclaims, in which they asserted counterclaims against OpenEvidence including false advertising in violation of the Lanham Act, the Massachusetts Consumer Protection Law, and common law defamation. On October 29, 2025, the plaintiff amended its Complaint, adding Doximity’s subsidiary Pathway Medical, Inc. and certain other individuals as defendants. In its Amended Complaint, the plaintiff alleges the defendants gained unauthorized access to its AI medical information platform. The Amended Complaint asserts claims for violation of the Computer Fraud and Abuse Act (CFAA), breach of contract, unjust enrichment, and trespass to chattels. The Amended Complaint requests a permanent injunction enjoining defendants from (i) accessing plaintiff’s platform; and (ii) engaging in any further conduct that violates plaintiff’s rights; an order to return or destroy the plaintiff’s information; actual damages, including lost profits; defendants’ profits and unjust enrichment attributable to the alleged misconduct; among other remedies. The defendants intend to defend vigorously against these claims. On January 22, 2026, the court issued orders on the parties’ motions to dismiss. The court dismissed OpenEvidence’s trespass to chattels claim and dismissed Pathway’s Lanham Act and Massachusetts Chapter 93A counterclaims. The court denied the motions to dismiss as to all other claims, including all counterclaims asserted by Doximity, and the litigation is proceeding. On May 26, 2026, the court granted Doximity leave to amend its counterclaims to add new allegations and claims based on OpenEvidence's alleged dissemination of false and misleading statements about Doximity. On June 30, 2026, the court granted the parties' joint motion to temporarily stay the case pending mediation. The Company is currently unable to predict the outcome of the lawsuit or settlement discussions and is unable to reasonably estimate the amount or range of loss, if any, that could result from a settlement or an unfavorable court outcome.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
From time to time, the Company has become involved in claims and other legal matters arising in the ordinary course of business. The Company investigates these claims as they arise. Although claims are inherently unpredictable, the Company is currently not aware of any other matters that, if determined adversely to the Company, would individually or taken together have a material effect on its results of operations, financial position, or cash flows. No material loss contingencies were recorded for the three months ended June 30, 2026 and 2025.
13.  Leases
The Company has non-cancelable operating leases for the rental of office space with various expiration dates through 2030.
The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,
	2026	2025
Operating lease cost, net of sublease income	$460	$470
Variable lease cost	15	15
Total lease cost	$475	$485
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
Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended June 30,
	2026	2025
Cash paid for amounts included in measurement of lease liabilities—Operating cash flows	$617	$684
Supplemental balance sheet information related to leases was as follows:

	June 30, 2026	March 31, 2026
Weighted-average remaining lease term (in years)	4.00	4.25
Weighted-average discount rate	4.19%	4.19%
Maturities of operating lease liabilities, excluding sublease income, as of June 30, 2026 were as follows (in thousands):

Remainder of 2027	$1,880
2028	2,605
2029	2,667
2030	2,706
2031	679
Total future lease payments	$10,537
Less: imputed interest	(864)
Present value of lease liabilities	$9,673

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
14.  Other Income, net
Other income, net consisted of the following (in thousands):

	Three Months Ended June 30,
	2026	2025
Interest income	$6,938	$9,865
Net gain on sale of marketable securities	67	—
Other expense	(286)	(235)
Other income, net	$6,719	$9,630
15.  Income Taxes
The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. The Company’s effective tax rates for the three months ended June 30, 2026 and 2025 were 39.8% and 16.9%, respectively.
The Company's effective tax rate differs from the U.S. federal statutory rate, primarily due to stock based compensation related tax deductions, which are subject to limitations for certain executive officers under IRC section 162(m), and federal and state research and development tax credits. The Company’s effective tax rate is based on forecasted annual income before income taxes which may fluctuate through the rest of the year.
In July 2025, Congress passed and the President signed into law H.R. 1, the One Big Beautiful Bill Act (“Tax Act”), which addresses certain business tax provisions enacted as a part of the 2017 Tax Cuts and Jobs Act including restoration of Section 174 expensing for U.S.-based research. Accounting Standards Codification Topic 740, Income Taxes, (“Topic 740”) requires the tax impacts to be included in the reporting period that includes the date the Tax Act was signed into law. Management elected to accelerate the deduction of all remaining unamortized domestic R&D expenses originally capitalized in fiscal years 2023 through 2025 in one year i.e. in fiscal year 2026. The Tax Act provisions did not have a significant impact on the Company’s results of operations, financial position, and cash flows for the three months ended June 30, 2026.
As of June 30, 2026 and March 31, 2026, the Company's liability for unrecognized tax benefits of $8.4 million was included within Other liabilities, non-current on the condensed consolidated balance sheet.
16.  Segment and Geographic Information
The Company has determined that it has one operating and reportable segment. The Chief Operating Decision Maker (“CODM”) is the Company's Chief Executive Officer (“CEO”); he reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources. The Company’s operating segment derives revenue in the manner described in Note 3—Revenue.
The CODM assesses performance for the operating segment and decides how to allocate resources based on the review of consolidated net income, which the CODM uses to monitor budget versus actual results and review historical company performance trends. Significant segment expenses were determined to include cost of revenues, research and development expenses, sales and marketing expenses, general and administrative expenses, other income, net, and provision for income taxes, all of which are presented in the condensed consolidated statements of operations for the three months ended June 30, 2026 and 2025. Significant segment expenses also include stock-based compensation expense and depreciation and amortization expense, which are presented in Note 10—Equity and the condensed consolidated statements of cash flows, respectively, for the three months ended June 30, 2026 and 2025. All intercompany transactions are eliminated upon consolidation. Asset account balances provided to the CODM are consistent with those reported on the condensed consolidated balance sheets.
Substantially all of the Company’s long-lived assets, other than goodwill of $17 million from the Pathway acquisition, were based in the United States as of June 30, 2026 and March 31, 2026. For the three months ended June 30, 2026 and 2025, no country outside of the United States accounted for more than 10% of total revenue and substantially all of the Company’s revenue was derived in the United States.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and accompanying notes that are included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K, filed with the SEC on May 19, 2026. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K or in other parts of this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future, and our interim results are not necessarily indicative of the results that may be expected for the full fiscal year or any other period. The last day of our fiscal year is March 31st. Our fiscal quarters end on June 30th, September 30th, December 31st, and March 31st. Fiscal 2027, our current fiscal year, will end on March 31, 2027.
Overview
We are the leading digital platform for U.S. medical professionals, with over 3 million registered members1 as of March 31, 2026. Our registered members represent more than 85% of U.S. physicians, spanning all 50 states and every medical specialty. As of March 31, 2026, the total number of U.S. physicians was approximately 1 million. We calculate U.S. physicians as all U.S. physicians (MDs/DOs) who are under the age of 76, not retired, hold an active medical license, and have a physician status on the National Provider Identifier (NPI) registry. To be included in our calculation of registered members as a percentage of U.S. physicians, we include those U.S. physicians who meet the above criteria and have registered on Doximity by claiming their pre-populated profile or creating a new profile.
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
At the core of our platform is the largest medical professional network in the nation, which creates proximity within our community of doctors and other medical professionals. Verified members can search and connect with colleagues and specialists, which allows them to better coordinate patient care and streamline referrals. Our newsfeed addresses the ever increasing sub-specialization of medical expertise and volume of medical research by delivering news and information that is relevant to each physician’s clinical practice. We also support physicians in their day-to-day practice of medicine with mobile-friendly and easy-to-use workflow tools such as voice and video dialer, secure messaging, digital faxing, and our Clinical AI Suite, including Ask (formerly DoxGPT) and Scribe. Our business model is designed to both respect and support physicians while driving value for our customers through our Marketing, Hiring, and Workflow Solutions. Our revenue-generating customers, primarily pharmaceutical manufacturers and health systems, have access to a suite of commercial solutions that benefit from broad physician usage.
Our business model has delivered high revenue growth at scale with profitability. For the three months ended June 30, 2026 and 2025, we recognized revenue of $156.6 million and $145.9 million, respectively, representing a year-over-year growth rate of 7%. For the three months ended June 30, 2026 and 2025, our net income was $24.3 million and $53.3 million and our adjusted EBITDA was $74.8 million and $79.8 million, respectively. We have accomplished this while focusing on our core mission to help every physician be more productive and provide better care for their patients.
1 A registered member is a user who has completed the registration flow on Doximity by either claiming a pre-populated profile or creating a new profile.

Key Business and Financial Metrics
We monitor a number of key business and financial metrics to assess the health and success of our business, including:
Customers with Trailing 12-Month Subscription Revenue Greater than $500,000. The number of customers with trailing 12-month (“TTM”) subscription revenue greater than $500,000 is a key indicator of the scale of our business and the value we create for large customers, and is calculated by counting the number of customers that contributed more than $500,000 in subscription revenue in the TTM period. Our customer count is subject to adjustments for acquisitions, consolidations, spin-offs, and other market activity, and we present our total customer count for historical periods reflecting these adjustments.
The number of customers with at least $500,000 of TTM revenue has grown steadily in recent years as we have engaged new customers and expanded within existing ones. This cohort of customers accounted for approximately 83% of our revenue for the TTM ended June 30, 2026.

	June 30,
	2026	2025
Number of customers with at least $500,000 of TTM revenue	127	119
Net Revenue Retention Rate. Our net revenue retention rate compares our subscription revenue from the same set of customers across comparable periods, and reflects customer renewals, expansion, contraction, and churn. Net revenue retention rate is calculated by taking the TTM subscription-based revenue from our customers that had revenue in the prior TTM period and dividing that by the total subscription-based revenue for the prior TTM period. For the purposes of this calculation, subscription revenue excludes subscriptions for individuals and small practices and other non-recurring items. Our net revenue retention rate is directly tied to our revenue growth rate and thus fluctuates as that growth rate fluctuates.

	June 30,
	2026	2025
Net revenue retention rate	107%	118%
Quarterly Unique Active Providers using our Workflow Tools. Quarterly unique active providers2 using our Workflow Tools is a measure of our platform’s usage and adoption among healthcare providers on our platform. We calculate the number of unique active providers by counting providers who securely login and use any of the following workflow functions on our technology platform during the quarter: placing phone calls or video calls lasting more than 10 seconds, sending voicemails, or sending secure text messages using our Dialer communications tools; sending or receiving faxes; submitting a prompt on Ask (formerly DoxGPT), our HIPAA‑compliant generative AI clinical research tool and writing assistant; conducting research on prescription drugs; reviewing AI responses for our PeerCheck feature; scheduling via our on-call scheduling tool, Amion; or using our HIPAA-compliant ambient note taking tool, Scribe, for a patient visit. Each provider is counted once per quarter, even if they use multiple tools or use them many times.
Quarterly unique active providers using our workflow tools increased approximately 32% year-over-year compared to June 30, 2025, reflecting continued provider engagement and adoption of our clinical workflow tools across the physician network, including the growing impact of AI suite usage. This metric may fluctuate on a quarterly basis due to seasonal patterns in provider activity, including weather-related variability in Dialer usage, and greater potential variability from our more nascent AI tools including Ask and Scribe. Accordingly, we evaluate changes in this metric with consideration of these seasonal trends and believe year-over-year comparisons provide a more meaningful indicator of underlying provider engagement.
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
2 Providers are health care professionals with clinical / prescribing roles specifically Physicians (MD/DO), Nurse practitioners (NPs), Certified registered nurse anesthetists (CRNAs), Physician assistants (PAs), Pharmacists, and Medical students.

We define adjusted EBITDA as net income before interest, income taxes, depreciation, and amortization, and as further adjusted for acquisition and other related expenses, stock-based compensation expense, legal fees associated with certain non-ordinary course legal matters including the shareholder class action litigation, change in fair value of contingent earn-out consideration liability, and other income, net. Net income margin represents net income as a percentage of revenue and adjusted EBITDA margin represents adjusted EBITDA as a percentage of revenue.
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
The following table presents a reconciliation of net income to adjusted EBITDA, adjusted EBITDA margin, and net income margin (in thousands, except percentages):

	Three Months Ended June 30,
	2026	2025
Net income	$24,315	$53,320
Adjusted to exclude the following:
Acquisition and other related expenses	—	428
Stock-based compensation	36,752	21,865
Depreciation and amortization	4,287	2,794
Provision for income taxes	16,048	10,827
Change in fair value of contingent earn-out consideration liability	90	168
Other income, net	(6,719)	(9,630)
Adjusted EBITDA	$74,773	$79,772

Revenue	$156,618	$145,913
Net income margin	16%	37%
Adjusted EBITDA margin	48%	55%
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

The following table presents a reconciliation of our free cash flow to the most comparable GAAP measure, net cash provided by operating activities, for each of the periods indicated (in thousands):

	Three Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$41,987	$62,101
Purchases of property and equipment	(62)	—
Internal-use software development costs	(2,322)	(1,966)
Free cash flow	$39,603	$60,135
Other cash flow components:
Net cash provided by investing activities	$112,990	$2,679
Net cash used in financing activities	$(100,551)	$(137,133)
Components of Results of Operations
Revenue
Marketing Solutions. Our customers purchase a subscription to Marketing Solutions, either directly or through marketing agencies, to share tailored content on the Doximity platform via a variety of modules for defined time periods. We generally bill customers either upon contract execution for a portion of the contract, with the remainder billed based on various time-based milestones, or on a monthly basis beginning in the month services are launched. When revenue is recognized in advance of billings, we record unbilled revenue. Unbilled revenue is recorded on the condensed consolidated balance sheets within prepaid expenses and other current assets. Subscriptions to Marketing Solutions include the following contractual arrangements:
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
Hiring and Workflow Solutions. We provide Hiring Solutions customers access to our platform which enables them to post job openings or deliver a fixed number of monthly messages to our network of medical professionals. We offer Workflow Solutions customers access to telehealth tools, on-call scheduling, and our Clinical AI Suite, including Dialer, Scribe and Ask (formerly DoxGPT), during the subscription period. Hiring and Workflow Solutions contracts are noncancelable and customers are billed in annual, quarterly, or monthly installments in advance of the service period, and revenue is recognized ratably over the contractual term.
We also generate revenue from temporary and permanent medical recruiting services which we charge on an hourly-fee, and retainer and placement-fee basis, respectively. For the three months ended June 30, 2026 and 2025, the revenue from temporary and permanent medical recruiting services was not significant to our total revenue.
For a description of our revenue accounting policies, see Note 2—Summary of Significant Accounting Policies included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2026 and filed with the SEC on May 19, 2026.
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

Gross Profit and Gross Margin
Gross profit is total revenue less total cost of revenue. Gross margin is gross profit expressed as a percentage of total revenue. Gross profit and gross margin has been and will continue to be affected by a number of factors, including the timing of our acquisition of new customers and sales of additional solutions to existing customers, the timing and extent of our investments in our operations, cloud hosting costs, growth in our customer success team, AI and related efforts, the timing of internal-use software development costs amortization, and amortization of acquired intangibles.
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses.
Research and Development
Research and development expense is primarily comprised of personnel-related expenses associated with our engineering and product teams who are responsible for building new products and improving existing products. Research and development expense also includes costs for information technology, software-related costs, including generative AI platform usage and inference costs, contractors, third-party services, and allocated overhead. Other than internal-use software development costs that qualify for capitalization, research and development costs are expensed as incurred.
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
General and Administrative
General and administrative expense is primarily comprised of personnel-related expenses associated with our executive, finance, legal, human resources, information technology, and facilities employees. General and administrative expense includes fees for third-party legal and accounting services, insurance, information technology, software-related costs, and allocated overhead.
Other Income, Net
Other income, net consists primarily of interest income earned on our cash equivalents and marketable securities.
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in U.S. federal, state, and local jurisdictions in which we conduct business. We continue to maintain a valuation allowance related to specific net deferred tax assets where it is not more likely than not that the deferred tax assets will be realized, which includes Arizona research and development credits and capital loss carryforwards. We calculate income taxes in interim periods by applying an estimated annual effective tax rate to income before income taxes and by calculating the tax effect of discrete items recognized during the period. Our effective income tax rate generally differs from the U.S. statutory tax rate of 21.0% primarily due to excess tax deficiencies from equity awards, which are subject to limitations for certain executive officers under IRC section 162(m), and federal and state research and development tax credits.

Results of Operations
The following tables set forth our condensed consolidated results of operations data and such data as a percentage of revenue for the periods presented.

	Three Months Ended June 30,
	2026	2025
	(in thousands)
Revenue	$156,618	$145,913
Cost of revenue(1)	23,692	15,793
Gross profit	132,926	130,120
Operating expenses:
Research and development(1)	38,477	26,799
Sales and marketing(1)	45,049	36,365
General and administrative(1)	15,756	12,439
Total operating expenses	99,282	75,603
Income from operations	33,644	54,517
Other income, net	6,719	9,630
Income before income taxes	40,363	64,147
Provision for income taxes	16,048	10,827
Net income	$24,315	$53,320
_______________
(1)Cost of revenue and operating expenses include stock-based compensation expense as follows:

	Three Months Ended June 30,
	2026	2025
	(in thousands)
Cost of revenue	$3,192	$2,980
Research and development	15,559	6,649
Sales and marketing	12,425	7,710
General and administrative	5,576	4,526
Total stock-based compensation expense	$36,752	$21,865

	Three Months Ended June 30,
	2026	2025
	(percentages of revenue)
Revenue	100%	100%
Cost of revenue	15	11
Gross profit	85	89
Operating expenses:
Research and development	25	18
Sales and marketing	29	25
General and administrative	10	9
Total operating expenses	64	52
Income from operations	21	37
Other income, net	4	7
Income before income taxes	25	44
Provision for income taxes	9	7
Net income	16%	37%

Comparison of the three months ended June 30, 2026 and 2025.
Revenue

	Three Months Ended June 30,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Revenue	$156,618	$145,913	$10,705	7%
Revenue for the three months ended June 30, 2026 increased $10.7 million as compared to the same period in 2025. The increase was primarily driven by a $8.4 million increase in subscription revenue. Of the increase in subscription revenue, $7.1 million was driven by the addition of new subscription customers3 and $1.3 million was due to the expansion of existing customers. The expansion of existing customers was primarily driven by average revenue per existing Marketing Solutions customers increasing by approximately 3% as a result of adding new and growing existing brands and service lines. Approximately 93% of our revenue for the three months ended June 30, 2026 was derived from subscription customers. The majority of the remainder of the increase was driven by an increase in our temporary staffing and permanent placement revenue.
Cost of revenue, gross profit and gross margin

	Three Months Ended June 30,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Cost of revenue	$23,692	$15,793	$7,899	50%
Gross profit	$132,926	$130,120	$2,806	2%
Gross margin	85%	89%
Cost of revenue for the three months ended June 30, 2026 increased $7.9 million as compared to the same period in 2025. The increase was primarily driven by a $4.9 million increase in hosting and software costs and a $1.5 million increase related to amortization of an acquired intangible and internally-developed software. Both increases were incurred to support our AI initiatives. The remaining increases were due to personnel and other costs to support revenue growth.
Gross margin for the three months ended June 30, 2026 decreased 4% as compared to the same period in 2025, primarily due to the increased cost of revenue incurred to support our AI initiatives.
Operating Expenses
Research and development

	Three Months Ended June 30,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Research and development	$38,477	$26,799	$11,678	44%
Research and development expense for the three months ended June 30, 2026 increased $11.7 million as compared to the same period in 2025. The increase was primarily driven by a $9.6 million increase in stock-based compensation as a result of new service-based as well as performance-based awards granted to new hires and existing employees, a $1.5 million increase in personnel costs due to merit increases and increases in average headcount, and a $1.1 million increase in hosting and software costs. These increases were partially offset by a $1 million increase in capitalization of internally-developed software costs.
3 We define new subscription customers as revenue generating subscription customers in the current fiscal period who did not contribute any revenue for the same period in the prior fiscal year.

Sales and marketing

	Three Months Ended June 30,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Sales and marketing	$45,049	$36,365	$8,684	24%
Sales and marketing expense for the three months ended June 30, 2026 increased $8.7 million as compared to the same period in 2025, primarily driven by a $4.7 million increase in stock-based compensation as a result of new awards granted to new hires and existing employees, a $1.8 million increase in marketing activities, and a $1.8 million increase in personnel costs driven by merit increases and incentive compensation.
General and administrative

	Three Months Ended June 30,		Change
	2026	2025	$	%
	(in thousands, except percentages)
General and administrative	$15,756	$12,439	$3,317	27%
General and administrative expense for the three months ended June 30, 2026 increased $3.3 million as compared to the same period in 2025, primarily driven by a $2.2 million increase in legal expenses and a $1.1 million increase in stock-based compensation as a result of new service-based as well as performance-based awards granted to new hires and existing employees.
Other income, net

	Three Months Ended June 30,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Other income, net	$6,719	$9,630	$(2,911)	(30)%
Other income, net for the three months ended June 30, 2026 decreased $2.9 million as compared to the same period in 2025, primarily driven by a decrease in interest income due to lower yields earned on our cash equivalents and marketable securities portfolio and by a lower average portfolio balance.
Provision for income taxes

	Three Months Ended June 30,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Provision for income taxes	$16,048	$10,827	$5,221	48%
Income tax expense for the three months ended June 30, 2026 increased $5.2 million as compared to the same period in 2025. This increase was primarily driven by reduced tax deductions from stock award activities and lower research and development tax credits, partially offset by lower income before taxes.
Liquidity and Capital Resources
Since inception, we have financed operations primarily through proceeds received from sales of equity securities and payments received from our customers. As of June 30, 2026, our principal sources of liquidity were cash and cash equivalents and marketable securities of $687.8 million. Our marketable securities consist of U.S. government and agency securities, corporate notes and bonds, and commercial paper.
On May 1, 2024, the Company’s board of directors authorized a program to repurchase up to $500 million of the Company’s Class A common stock with no expiration date. The Company repurchased and retired 11,591,950 shares of Class A common stock under this program, which was completed in the fourth quarter of fiscal year 2026.

On February 3, 2026, the Company’s board of directors authorized a program to repurchase up to $500 million of the Company’s Class A common stock with no expiration date. As of June 30, 2026, the Company repurchased and retired 4,759,886 shares of Class A common stock under this program for an aggregate purchase price of $99.1 million and $400.9 million remained available and authorized for repurchase.
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
Effective January 1, 2023, the Company’s share repurchases in excess of allowable share issuances are subject to a 1% excise tax as a result of the Inflation Reduction Act of 2022. The Company’s accrued excise taxes were $3.0 million and $2.3 million as of June 30, 2026 and March 31, 2026, respectively.
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
Cash Flows

	Three Months Ended June 30,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$41,987	$62,101
Net cash provided by investing activities	$112,990	$2,679
Net cash used in financing activities	$(100,551)	$(137,133)
Net cash provided by operating activities
Cash provided by operating activities was $42.0 million for the three months ended June 30, 2026. This consisted of net income of $24.3 million, adjusted for non-cash items of $44.8 million and a net outflow from operating assets and liabilities of $27.1 million. Non-cash items primarily consisted of stock-based compensation expense of $36.8 million, depreciation and amortization expense of $4.3 million, and amortization of deferred contract costs of $4.3 million, partially offset by the accretion of discount on marketable securities of $0.6 million. The net outflow from operating assets and liabilities was driven by a $33.3 million increase in accounts receivable due to the timing of billings and collections, a $2.6 million increase in deferred contract costs, and a $2.4 million decrease in accounts payable, accrued expenses, and other liabilities due to timing of payments. The outflows were partially offset by a $9.1 million decrease in prepaid expenses and other assets primarily due to prepaid taxes and a $2.6 million increase in deferred revenue due to the timing of customer billings and program launches.
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
Net cash provided by investing activities
Cash provided by investing activities was $113.0 million for the three months ended June 30, 2026, which primarily consisted of proceeds from the maturities of marketable securities of $126.1 million and the sales of marketable securities of $4.0 million, partially offset by $14.7 million of marketable securities purchases and $2.3 million for internal-use software development costs.
Cash provided by investing activities was $2.7 million for the three months ended June 30, 2025, which primarily consisted of proceeds from the maturities of marketable securities of $144.6 million, partially offset by $139.9 million of marketable securities purchases and $2.0 million for internal-use software development costs.
Net cash used in financing activities
Cash used in financing activities was $100.6 million for the three months ended June 30, 2026, which primarily consisted of common stock repurchases of $91.6 million, $7.0 million of taxes paid related to the net share settlement of equity awards, and $5.0 million of payments for contingent consideration related to the AMiON acquisition. These payments were partially offset by $3.1 million of proceeds from the exercise of stock options and common stock warrants.
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
There have been no material changes to our critical accounting policies and estimates during the three months ended June 30, 2026 as compared to those described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026 and filed with the SEC on May 19, 2026.
Recent Accounting Pronouncements
Refer to Note 2—Summary of Significant Accounting Policies included in Part I, Item 1 of this Quarterly Report on Form 10-Q for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Substantially all of our operations are within the United States and we have minimal any foreign currency exposure. We are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and inflation.
Interest Rate Risk
Our cash and cash equivalents and marketable securities primarily consist of cash on hand and highly liquid investments in money market funds, corporate notes and bonds, commercial paper, and U.S. government and agency securities. As of June 30, 2026, we had cash and cash equivalents of $273.6 million and marketable securities of $414.2 million. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair value of our investments. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates.
A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $2.6 million and $3.4 million, respectively, in the market value of our cash equivalents and marketable securities as of June 30, 2026 and March 31, 2026. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investments caused by a change in interest rates are recorded in other comprehensive income and are realized in net income only if we sell the underlying securities.
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
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2026, the Company experienced a transition in its principal financial officer roles. As previously disclosed, our former Chief Financial Officer departed in April 2026, and our Chief Accounting Officer, Siddharth Sitaram, served as interim principal financial officer. On May 13, 2026, the Company appointed Matt Sonefeldt as Chief Financial Officer. Mr. Sitaram continued to serve as our interim Principal Financial Officer through June 7, 2026, until Mr. Sonefeldt formally succeeded him as the Company’s Principal Financial Officer, on June 8, 2026. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
For a description of material legal proceedings in which we are involved, please refer to Note 12—Commitments and Contingencies included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
Item 1A. Risk Factors

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026. You should carefully consider the risks and uncertainties described in our Annual Report together with all the other information included in this Quarterly Report on Form 10-Q, including the financial statements, the accompanying footnotes, and the section above titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risks described in the Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also materially adversely affect our financial position, results of operations, or cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
On April 7, 2026, the Company issued 21,500 shares of Class A common stock upon a partial exercise of the warrant issued to U.S. News & World Report, L.P. in June 2021, at an exercise price of $12.56 per share and aggregate consideration of $270,040.
Share Repurchases
The following table presents information with respect to the repurchases of our Class A common stock during the three months ended June 30, 2026:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
April 1 - 30, 2026	258,679	$23.19	258,679	$486,453
May 1 - 31, 2026	462,282	$20.64	462,282	$476,911
June 1 - 30, 2026	3,717,845	$20.45	3,717,845	$400,876
Total	4,438,806		4,438,806
_______________
(1)On February 3, 2026, the Company’s board of directors authorized a program to repurchase up to $500 million of the Company’s Class A common stock with no expiration date. The repurchases can be executed through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended June 30, 2026, the Company’s directors and officers adopted or terminated prearranged trading plans intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act as follows:
•On April 27, 2026, Ms. Anna Bryson, former Chief Financial Officer of the Company, terminated a Rule 10b5-1 trading plan that she had previously entered into on May 27, 2025. The plan, which was scheduled to expire pursuant to its terms on May 27, 2026, provided for the sale of up to 160,000 shares of the Company’s Class A common stock issuable upon the exercise of vested stock options. A total of 40,000 shares were sold under the plan prior to its termination.
•On May 22, 2026, Ms. Phoebe Yang, a director of the Company, adopted a Rule 10b5-1 trading plan with a term expiring on October 14, 2026, providing for the sale of up to 1,290 shares of common stock.
•On May 26, 2026, Ms. Kira Wampler, a director of the Company, adopted a Rule 10b5-1 trading plan with a term expiring on May 26, 2028, providing for the sale of up to 54,000 shares of stock issuable upon the exercise of vested stock options.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-256584	3.2	June 15, 2021

3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-256584	3.4	June 15, 2021

4.1	Form of Class A common stock certificate of the Registrant.	S-1	333-256584	4.1	May 28, 2021

4.2	Amended and Restated Investors’ Rights Agreement, dated April 10, 2014, by and among the Registrant and certain of its stockholders.	S-1	333-256584	4.2	May 28, 2021

4.3	Warrant to Purchase Shares of Common Stock issued to U.S. News & World Report, L.P., dated March 10, 2017.	S-1	333-256584	4.3	May 28, 2021

4.4	Warrant to Purchase Shares of Class A Common Stock issued to U.S. News & World Report, L.P., dated June 14, 2021.	10-Q	001-40508	4.2	August 12, 2021

4.5	Amendment to Warrant to Purchase Shares of Class A Common Stock issued to U.S. News & World Report, L.P., dated September 2, 2021.	10-Q	001-40508	4.3	November 10, 2021

4.6	Second Amendment to Warrant to Purchase Shares of Class A Common Stock issued to U.S. News & World Report, L.P., dated October 8, 2021.	10-Q	001-40508	4.4	November 10, 2021

10.1#	Matt Sonefeldt Offer Letter	10-K	001-40508	10.7	May 19, 2026

10.2#	Steven Zatz Offer Letter	10-K	001-40508	10.8	May 19, 2026

10.3#	Non-Employee Director Compensation Policy	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith
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

DOXIMITY, INC.

Date: August 6, 2026	By:	/s/ Jeffrey Tangney
Jeffrey Tangney Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2026	By:	/s/ Matthew Sonefeldt
Matthew Sonefeldt Chief Financial Officer (Principal Financial Officer)

Date: August 6, 2026	By:	/s/ Siddharth Sitaram
Siddharth Sitaram Chief Accounting Officer (Principal Accounting Officer)