Form 10-Q
period 2026-09-30
Doximity, Inc.
filed 2026-11-05
CIK 1516513

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
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The registrant had outstanding 127,521,009 shares of Class A common stock and 50,888,445 shares of Class B common stock as of October 29, 2026.

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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
DOXIMITY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	September 30, 2026	March 31, 2026
Assets
Current assets:
Cash and cash equivalents	$218,614	$219,178
Marketable securities	494,615	529,423
Accounts receivable, net of allowance for doubtful accounts of $1,666 and $1,345 at September 30, 2026 and March 31, 2026, respectively	166,113	144,783
Prepaid expenses and other current assets	42,200	50,880
Total current assets	921,542	944,264
Property and equipment, net	19,827	18,080
Deferred income tax assets	26,070	31,984
Operating lease right-of-use assets	6,362	7,140
Intangible assets, net	31,444	35,325
Goodwill	84,973	84,973
Other assets	1,552	1,921
Total assets	$1,091,770	$1,123,687
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,304	$4,009
Accrued expenses and other current liabilities	35,865	42,804
Deferred revenue, current	100,227	106,050
Operating lease liabilities, current	2,198	2,110
Total current liabilities	144,594	154,973
Deferred revenue, non-current	37	400
Operating lease liabilities, non-current	6,948	8,075
Other liabilities, non-current	11,707	9,402
Total liabilities	163,286	172,850
Commitments and contingencies (Note 12)
Stockholders' Equity
Preferred stock, $0.001 par value; 100,000 shares authorized as of September 30, 2026 and March 31, 2026, respectively; zero shares issued and outstanding as of September 30, 2026 and March 31, 2026, respectively	—	—
Class A and Class B common stock, $0.001 par value; 1,500,000 shares authorized as of September 30, 2026 and March 31, 2026, respectively; 178,330 and 183,060 shares issued and outstanding as of September 30, 2026 and March 31, 2026, respectively	178	183
Additional paid-in capital	1,068,702	1,001,688
Accumulated other comprehensive income (loss)	(1,653)	28
Accumulated deficit	(138,743)	(51,062)
Total stockholders’ equity	928,484	950,837
Total liabilities and stockholders’ equity	$1,091,770	$1,123,687
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOXIMITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Revenue	$174,537	$168,525	$331,155	$314,438
Cost of revenue	25,346	16,425	49,038	32,218
Gross profit	149,191	152,100	282,117	282,220
Operating expenses:
Research and development	41,961	30,202	80,439	57,001
Sales and marketing	46,892	39,168	91,941	75,533
General and administrative	16,416	19,049	32,172	31,488
Total operating expenses	105,269	88,419	204,552	164,022
Income from operations	43,922	63,681	77,565	118,198
Other income, net	6,405	9,258	13,124	18,888
Income before income taxes	50,327	72,939	90,689	137,086
Provision for income taxes	15,597	10,880	31,645	21,707
Net income	$34,730	$62,059	$59,044	$115,379
Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.19	$0.33	$0.33	$0.61
Diluted	$0.18	$0.31	$0.31	$0.57
Weighted-average shares used in computing net income per share attributable to Class A and Class B common stockholders:
Basic	178,674	187,705	180,611	187,844
Diluted	187,804	200,745	189,475	200,952
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOXIMITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Net income	$34,730	$62,059	$59,044	$115,379
Other comprehensive income (loss)
Change in unrealized gain (loss) on available-for-sale securities, net of tax benefit (provision) of $441, $(99), $568, and $(52), respectively	(1,305)	294	(1,681)	154
Comprehensive income	$33,425	$62,353	$57,363	$115,533
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOXIMITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three months ended September 30, 2026
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
	Shares	Amount
Balance as of June 30, 2026	179,849	$180	$1,035,282	$(348)	$(119,044)	$916,070
Stock-based compensation	—	—	39,610	—	—	39,610
Exercise of stock options and common stock warrants	170	—	911	—	—	911
Vesting of restricted stock units, net of shares withheld for taxes	758	1	(1)	—	—	—
Tax withholding on shares under stock-based compensation awards	—	—	(9,948)	—	—	(9,948)
Repurchase and retirement of common stock, including excise tax	(2,508)	(3)	—	—	(54,429)	(54,432)
Common stock warrant expense	—	—	1,560	—	—	1,560
Issuance of common stock in connection with the employee stock purchase plan	61	—	1,288	—	—	1,288
Other comprehensive loss	—	—	—	(1,305)	—	(1,305)
Net income	—	—	—	—	34,730	34,730
Balance as of September 30, 2026	178,330	$178	$1,068,702	$(1,653)	$(138,743)	$928,484

	Three Months Ended September 30, 2025
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Stockholders' Equity
	Shares	Amount
Balance as of June 30, 2025	187,453	$187	$907,115	$1,183	$117,110	$1,025,595
Stock-based compensation	—	—	26,484	—	—	26,484
Exercise of stock options and common stock warrants	580	1	2,427	—	—	2,428
Vesting of restricted stock units, net of shares withheld for taxes	379	—	—	—	—	—
Tax withholding on shares under stock-based compensation awards	—	—	(12,566)	—	—	(12,566)
Repurchase and retirement of common stock, including excise tax	(355)	—	—	—	(21,479)	(21,479)
Common stock warrant expense	—	—	1,350	—	—	1,350
Issuance of common stock in connection with the employee stock purchase plan	33	—	1,816	—	—	1,816
Equity awards included in purchase consideration	—	—	9,550	—	—	9,550
Other comprehensive income	—	—	—	294	—	294
Net income	—	—	—	—	62,059	62,059
Balance as of September 30, 2025	188,090	$188	$936,176	$1,477	$157,690	$1,095,531
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOXIMITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Six Months Ended September 30, 2026
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' Equity
	Shares	Amount
Balance as of March 31, 2026	183,060	$183	$1,001,688	$28	$(51,062)	$950,837
Stock-based compensation	—	—	75,767	—	—	75,767
Exercise of stock options and common stock warrants	631	—	3,988	—	—	3,988
Vesting of restricted stock units, net of shares withheld for taxes	1,525	2	(2)	—	—	—
Tax withholding on shares under stock-based compensation awards	—	—	(16,922)	—	—	(16,922)
Repurchase and retirement of common stock, including excise tax	(6,947)	(7)	—	—	(146,725)	(146,732)
Common stock warrant expense	—	—	2,895	—	—	2,895
Issuance of common stock in connection with the employee stock purchase plan	61	—	1,288	—	—	1,288
Other comprehensive loss	—	—	—	(1,681)	—	(1,681)
Net income	—	—	—	—	59,044	59,044
Balance as of September 30, 2026	178,330	$178	$1,068,702	$(1,653)	$(138,743)	$928,484

	Six Months Ended September 30, 2025
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Stockholders' Equity
	Shares	Amount
Balance as of March 31, 2025	188,875	$189	$894,225	$1,323	$186,888	$1,082,625
Stock-based compensation	—	—	47,569	—	—	47,569
Exercise of stock options and common stock warrants	1,081	2	4,824	—	—	4,826
Vesting of restricted stock units, net of shares withheld for taxes	722	—	—	—	—	—
Tax withholding on shares under stock-based compensation awards	—	—	(24,493)	—	—	(24,493)
Repurchase and retirement of common stock, including excise tax	(2,621)	(3)	—	—	(144,577)	(144,580)
Common stock warrant expense	—	—	2,685	—	—	2,685
Issuance of common stock in connection with the employee stock purchase plan	33	—	1,816	—	—	1,816
Equity awards included in purchase consideration	—	—	9,550	—	—	9,550
Other comprehensive income	—	—	—	154	—	154
Net income	—	—	—	—	115,379	115,379
Balance as of September 30, 2025	188,090	$188	$936,176	$1,477	$157,690	$1,095,531
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOXIMITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income	$59,044	$115,379
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,640	6,263
Stock-based compensation, net of amounts capitalized	77,317	51,339
Non-cash lease expense	778	904
Accretion of discount on marketable securities, net	(925)	(4,687)
Amortization of deferred contract costs	8,158	6,772
Other	20	(114)
Changes in operating assets and liabilities:
Accounts receivable	(21,968)	(985)
Prepaid expenses and other assets	14,384	3,451
Deferred contract costs	(5,219)	(4,549)
Accounts payable, accrued expenses and other liabilities	2,268	(2,333)
Deferred revenue	(6,186)	(14,268)
Operating lease liabilities	(1,039)	(1,127)
Net cash provided by operating activities	135,272	156,045
Cash flows from investing activities
Cash paid for acquisition, net of cash acquired	—	(26,528)
Purchases of property and equipment	(62)	—
Internal-use software development costs	(4,275)	(4,335)
Purchases of marketable securities	(183,222)	(268,200)
Maturities of marketable securities	212,467	270,031
Sales of marketable securities	4,049	—
Net cash provided by (used in) investing activities	28,957	(29,032)
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock options and common stock warrants	3,988	4,796
Proceeds from issuance of common stock in connection with the employee stock purchase plan	1,288	1,816
Taxes paid related to net share settlement of equity awards	(16,922)	(24,493)
Repurchase of common stock	(145,831)	(144,248)
Payment of contingent consideration related to a business combination	(5,024)	(5,249)
Payment of excise taxes on share repurchases	(2,292)	—
Net cash used in financing activities	(164,793)	(167,378)
Net decrease in cash and cash equivalents	(564)	(40,365)
Cash and cash equivalents, beginning of period	219,178	209,614
Cash and cash equivalents, end of period	$218,614	$169,249
Supplemental disclosures of cash flow information
Cash paid for taxes, net of refunds	$14,116	$19,347
Non-cash financing and investing activities
Capitalized stock-based compensation for internal-use software development costs	$2,247	$1,556
Equity awards included in purchase consideration	$—	$9,550
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  Description of Business
Doximity, Inc. (the “Company”) was incorporated in the state of Delaware in April 2010 as 3MD Communications, Inc. and is headquartered in San Francisco, California. The Company subsequently changed its name to Doximity, Inc. in June 2010. The Company provides an online platform, which enables physicians and other healthcare professionals to leverage AI-powered clinical reference and search capabilities, collaborate with colleagues, stay up to date with the latest medical news and research, conduct clinical research, manage their careers and on-call schedules, streamline documentation and administrative paperwork, and conduct virtual patient visits. The Company’s customers primarily include pharmaceutical companies and health systems that connect with healthcare professionals through the Company’s digital Marketing, Hiring, and Workflow Solutions. Marketing Solutions provide customers with the ability to share tailored content on the network. Hiring Solutions enable customers to identify, connect with, and hire from the network of both active and passive potential medical professional candidates. Workflow Solutions allow customers to securely initiate voice and video calls with patients, manage on-call scheduling, and leverage the AI writing assistant for administrative tasks and clinical decision support.
2.  Summary of Significant Accounting Policies
There have been no material changes to the significant accounting policies of the Company during the six months ended September 30, 2026 as compared to those described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2026 and filed with the SEC on May 19, 2026.
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
The accompanying condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s financial position, results of operations, stockholders’ equity, and cash flows. The results of operations for the three and six months ended September 30, 2026 shown in this report are not necessarily indicative of the results to be expected for the full year ending March 31, 2027.
Fiscal Year
The Company’s fiscal year ends on March 31st. Unless otherwise noted, all references to a particular year shall mean the Company’s fiscal year.
Use of Estimates
The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts stated in the condensed consolidated financial statements and accompanying notes. These judgments, estimates, and assumptions are used for, but not limited to, revenue recognition, the fair values of acquired intangible assets and goodwill, the useful lives of long-lived assets, fair value of stock-based awards, and deferred income taxes. The Company bases its estimates on historical experience and on assumptions that management considers reasonable. The Company assesses these estimates on a regular basis; however, actual results could differ from these estimates due to risks and uncertainties, including uncertainty in the current economic environment.

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
Concentrations of credit risk with respect to accounts receivable are primarily limited to certain customers to which the Company makes substantial sales. No customer represented 10% or more of accounts receivable, net for the periods ended September 30, 2026 and March 31, 2026. The Company’s significant customers that represented 10% or more of revenue for the periods presented were as follows:

	Revenue
	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Customer A	*	11%	*	11%
_______________
* Less than 10%
For the purpose of assessing the concentration of credit risk for significant customers, the Company defines a customer as an entity that purchases the Company’s services directly or indirectly through marketing agencies.
Accounting Pronouncements Recently Adopted
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets to reduce complexity for the measurement of credit losses arising from transactions accounted for under ASC 606. The practical expedient permits the entity to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The Company has prospectively adopted this guidance as of April 1, 2026 and elected to use the practical expedient. The adoption did not have a material impact on the condensed consolidated financial statements and related disclosures.
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

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Revenue Disaggregation
Revenue consisted of the following (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Subscription	$162,610	$159,468	$308,910	$297,344
Other	11,927	9,057	22,245	17,094
Total revenue	$174,537	$168,525	$331,155	$314,438
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
The Company records unbilled revenue when revenue is recognized in amounts for which it is contractually entitled but exceeds the amounts the Company has a right to bill as of the end of the period. The Company records unbilled revenue on the condensed consolidated balance sheets within prepaid expenses and other current assets. The Company’s unbilled revenue balances were $2.5 million and $2.2 million as of September 30, 2026 and March 31, 2026, respectively.
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
Revenue recognized from amounts included in deferred revenue as of the beginning of the period was $76.6 million and $87.7 million, for the three months ended September 30, 2026 and 2025, respectively, and $92.7 million and $102.9 million for the six months ended September 30, 2026 and 2025, respectively.
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
The Company capitalized contract acquisition costs of $2.6 million and $5.2 million for the three and six months ended September 30, 2026 respectively, and $2.6 million and $4.6 million for the three and six months ended September 30, 2025. Amortization of deferred contract costs was $3.9 million and $8.2 million for the three and six months ended September 30, 2026, respectively, and $2.9 million and $6.8 million for the three and six months ended September 30, 2025. The Company’s current and non-current deferred contract cost balances were $5.2 million and $0.4 million, respectively, as of September 30, 2026, and were $8.0 million and $0.6 million, respectively, as of March 31, 2026.
Deferred contract costs are periodically analyzed for impairment. There were no impairment losses relating to deferred contract costs during the three and six months ended September 30, 2026 and 2025.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
4.  Investments
The cost, gross unrealized gains and losses, and fair value of investments are as follows (in thousands):

	As of September 30, 2026
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Commercial paper	$1,559	$—	$—	$1,559
Money market funds	171,155	—	—	171,155
Total cash equivalents	172,714	—	—	172,714
Marketable securities:
Asset-backed securities	16,666	—	(16)	16,650
Certificates of deposit	4,000	—	(13)	3,987
Commercial paper	16,259	—	(29)	16,230
Corporate notes and bonds	324,302	24	(1,543)	322,783
U.S. government and agency securities	135,601	7	(643)	134,965
Total marketable securities	496,828	31	(2,244)	494,615
Total cash equivalents and marketable securities	$669,542	$31	$(2,244)	$667,329
As of September 30, 2026, the contractual maturities of the Company’s available-for-sale debt securities were as follows (in thousands):

Fair Value
Due within one year	$318,003
Due in one to two years	161,521
Asset-backed securities	16,650
Total	$496,174
Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations.
The cost, gross unrealized gains and losses, and fair value of investments were as follows (in thousands):

	As of March 31, 2026
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Commercial paper	$8,500	$—	$(2)	$8,498
Money market funds	174,953	—	—	174,953
Total cash equivalents	183,453	—	(2)	183,451
Marketable securities:
Commercial paper	11,314	—	(2)	11,312
Corporate notes and bonds	390,900	341	(468)	390,773
U.S. government and agency securities	127,169	246	(77)	127,338
Total marketable securities	529,383	587	(547)	529,423
Total cash equivalents and marketable securities	$712,836	$587	$(549)	$712,874

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
As of September 30, 2026 and March 31, 2026, the Company has recognized accrued interest of $4.8 million and $5.3 million, respectively, which is included in prepaid expenses and other current assets in the condensed consolidated balance sheets.
The Company regularly reviews its investment portfolios to determine if any investment is impaired due to changes in credit risk or other potential valuation concerns. The unrealized losses associated with the Company’s debt securities were $2.2 million as of September 30, 2026 and were immaterial as of March 31, 2026. The Company believes it is probable that the principal and interest will be collected in accordance with contractual terms and that the unrealized losses on these securities were due to changes in interest rates and were not due to increased credit risk or other valuation concerns. Therefore, the Company did not recognize any credit losses related to the Company’s debt securities as of September 30, 2026 or March 31, 2026. As the Company does not intend to sell the securities with unrealized losses and it is more likely than not that the Company will hold these securities until maturity or until the cost basis is recovered, the Company did not recognize any impairment on these securities as of September 30, 2026 or March 31, 2026. The fair value related to the debt securities with unrealized losses for which no credit losses were recognized was $420.5 million and $207.6 million as of September 30, 2026 and March 31, 2026, respectively.
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

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following tables present the fair value hierarchy for the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of September 30, 2026
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	$—	$1,559	$—	$1,559
Money market funds	171,155	—	—	171,155
Total cash equivalents	171,155	1,559	—	172,714
Marketable securities:
Asset-backed securities	—	16,650	—	16,650
Certificates of deposit	—	3,987	—	3,987
Commercial paper	—	16,230	—	16,230
Corporate notes and bonds	—	322,783	—	322,783
U.S. government and agency securities	134,965	—	—	134,965
Total marketable securities	134,965	359,650	—	494,615
Total cash equivalents and marketable securities	$306,120	$361,209	$—	$667,329

	As of March 31, 2026
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	$—	$8,498	$—	$8,498
Money market funds	174,953	—	—	174,953
Total cash equivalents	174,953	8,498	—	183,451
Marketable securities:
Commercial paper	—	11,312	—	11,312
Corporate notes and bonds	—	390,773	—	390,773
U.S. government and agency securities	124,338	3,000	—	127,338
Total marketable securities	124,338	405,085	—	529,423
Total cash equivalents and marketable securities	$299,291	$413,583	$—	$712,874

Liabilities:
Contingent earn-out consideration liability	$—	$—	$5,910	$5,910
Total contingent earn-out consideration liability	$—	$—	$5,910	$5,910
During the six months ended September 30, 2026 and 2025, the Company had no transfers between levels of the fair value hierarchy.
Contingent Earn-out Consideration Liability
The following table summarizes the changes in the contingent earn-out consideration liability (in thousands):

	Six Months Ended September 30,
	2026	2025
Beginning fair value	$5,910	$11,493
Additions in the period	—	—
Change in fair value	90	259
Payments	(6,000)	(6,000)
Ending fair value	$—	$5,752

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The contingent earn-out consideration liability relates to the AMiON acquisition, which closed on April 1, 2022. The fair value of the liability is remeasured at each reporting date until the related contingency is resolved, with any changes to the fair value recognized as sales and marketing expense in the condensed consolidated statements of operations. During the first quarter of fiscal year 2027, the Company made the final payment of $6 million to fully settle the contingent earn-out consideration liability. As of September 30, 2026, there is no remaining obligation.
6.  Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2026	March 31, 2026
Furniture and equipment	$2,011	$1,977
Computers and software	289	295
Leasehold improvements	815	816
Internal-use software development costs	52,768	46,324
Total property and equipment	55,883	49,412
Less: accumulated depreciation and amortization	(36,056)	(31,332)
Total property and equipment, net	$19,827	$18,080
Depreciation and amortization expense on property and equipment was $2.4 million and $4.8 million for the three and six months ended September 30, 2026, respectively, and $1.9 million and $3.7 million for the three and six months ended September 30, 2025, respectively. Included in these amounts was amortization expense for internal-use software development costs of $2.3 million and $4.5 million for the three and six months ended September 30, 2026, respectively, and $1.7 million and $3.4 million for the three and six months ended September 30, 2025, respectively. The amortization of the internal-use software development costs is included in cost of revenue in the condensed consolidated statements of operations.
The Company capitalized internal-use software development costs of $3.0 million and $6.5 million, respectively, during the three and six months ended September 30, 2026, and $3.4 million and $5.9 million, respectively, during the three and six months ended September 30, 2025. Internal-use software development costs are included in property and equipment, net in the condensed consolidated balance sheets.
No impairment was recognized on property and equipment during the three and six months ended September 30, 2026 and 2025.
7.  Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2026	March 31, 2026
Accrued commissions	$4,820	$6,703
Accrued payroll, bonus, and related expenses	12,761	8,780
Employee contributions under employee stock purchase plan	638	411
Rebate and incentive liabilities	2,591	6,055
Sales and other tax liabilities	2,688	4,224
Income taxes payable	4,519	1,787
Current portion of contingent earn-out consideration liability	—	5,910
Other	7,848	8,934
Total accrued expenses and other current liabilities	$35,865	$42,804

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
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
The Company also committed to issue an additional $8 million of PSUs over two fiscal years, beginning in fiscal 2027. Performance targets for each award will be established in their respective fiscal year. These awards are subject to both service and performance-based vesting conditions. During the three months ended September 30, 2026, 221,541 PSUs were granted to satisfy $4 million of this commitment. The remaining $4 million commitment has not been granted as of September 30, 2026.
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
The Company acquired intangible assets consisting of Pathway’s developed technology with an estimated useful life of 5 years. The developed technology was valued using a replacement cost approach, which is based on the cost of a market participant to reconstruct a substitute asset of comparable utility. The results of operations of this business combination have been included in the consolidated financial statements from the acquisition date.
The acquisition-related costs were not material and were recorded as general and administrative expense in the consolidated statements of operations.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Separate operating results and pro forma results of operations for Pathway have not been presented as the effect of this acquisition was not material to the Company’s financial results.
9.  Intangible Assets and Goodwill
Intangible Assets
Intangible assets, net consisted of the following (in thousands):

	September 30, 2026	March 31, 2026
Customer relationships	$37,069	$37,069
Developed technology	18,700	18,700
Other intangibles	1,594	1,594
Total intangible assets	57,363	57,363
Less: accumulated amortization	(25,919)	(22,038)
Total intangible assets, net	$31,444	$35,325
Amortization expense for intangible assets was $1.9 million and $1.6 million for the three months ended September 30, 2026 and 2025, respectively, and $3.8 million and $2.6 million for the six months ended September 30, 2026 and 2025, respectively.
No impairment charges on intangible assets were recorded during the three and six months ended September 30, 2026 and 2025.
As of September 30, 2026, future amortization expense is as follows (in thousands):

Year Ending March 31,	Amount
Remainder of 2027	$3,881
2028	7,762
2029	7,762
2030	7,762
2031	4,277
Total future amortization expense	$31,444
Goodwill
As of September 30, 2026 and March 31, 2026, the Company’s goodwill balance was $85.0 million. No impairment charges on goodwill were recorded during the three and six months ended September 30, 2026 and 2025.
10.  Equity
Preferred Stock
In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 100,000,000 shares of undesignated preferred stock with a par value of $0.001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors. As of September 30, 2026 and March 31, 2026, there were no shares of preferred stock issued and outstanding.
Common Stock and Dual-Class Structure
The Company has two classes of common stock authorized: Class A common stock and Class B common stock, and are collectively referred to as common stock throughout the notes to the condensed consolidated financial statements, unless otherwise noted. The Company’s amended and restated certificate of incorporation authorized the issuance of 1,000,000,000 shares of Class A common stock with par value of $0.001 and one vote per share, and 500,000,000 shares of Class B common

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
stock with par value of $0.001 and ten votes per share. The holders of common stock are entitled to receive dividends, as may be declared by the board of directors. Each outstanding share of Class B common stock may be converted at any time at the option of the holder into one share of Class A common stock. As of September 30, 2026, there were 127,442,055 shares of Class A common stock, and 50,888,445 shares of Class B common stock outstanding.
Stock Repurchase Program
On May 1, 2024, the Company’s board of directors authorized a program to repurchase up to $500 million of the Company’s Class A common stock with no expiration date. The Company repurchased and retired 11,591,950 shares of Class A common stock under this program, which was completed in the fourth quarter of fiscal year 2026.
On February 3, 2026, the Company’s board of directors authorized another program to repurchase up to $500 million of the Company’s Class A common stock with no expiration date. As of September 30, 2026, the Company repurchased and retired 7,267,795 shares of Class A common stock under this program for an aggregate purchase price of $153.3 million and $346.7 million remained available and authorized for repurchase.
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
Effective January 1, 2023, the Company’s share repurchases in excess of allowable share issuances are subject to a 1% excise tax as a result of the Inflation Reduction Act of 2022. The Company’s accrued excise taxes were $1.0 million and $2.3 million as of September 30, 2026 and March 31, 2026, respectively.
Common Stock Warrants
In fiscal year 2022, the Company issued a warrant to U.S. News (the “2021 U.S. News Warrant”) to purchase 516,000 shares of Class A common stock with an exercise price of $12.56 per share in connection with the execution of a commercial agreement with U.S. News. The 2021 U.S. News Warrant expires 10 years from the date of grant. The first tranche of the 2021 U.S. News Warrant vested on May 1, 2022 and the remainder will vest on a monthly basis over approximately 6 years. The grant-date fair value of the 2021 U.S. News Warrant was $34.7 million, which was determined using the Black-Scholes option-pricing model on the date of grant. The fair value of the warrant is recognized as expense in cost of revenue in the condensed consolidated statements of operations on a straight-line basis over its vesting term of 6.48 years.
On September 2, 2026, the Company’s Board of Directors approved an amended agreement to revise and extend the existing partnership with U.S. News. The 2021 U.S. News Warrant was concurrently amended. Immediately before the amendment, 136,167 shares remained unvested. Under the amended arrangement, 50,167 shares continue to vest under the 2021 U.S. News Warrant. The remaining 86,000 unvested shares will no longer vest and were replaced with a new warrant to purchase 430,000 shares of Class A common stock (the “2026 U.S. News Warrant”). The 2026 U.S. News Warrant has an exercise price of $0.01 per share and expires 10 years from the date of grant. The first tranche will vest on April 1, 2027 and the remainder will vest on a monthly basis over approximately 5 years.
The Company accounted for the cancellation and replacement as a modification under ASC 718. The grant-date fair value of the 2026 U.S. News Warrant on September 2, 2026 was $11.3 million, which was determined using the Black-Scholes option-pricing model with the following assumptions: fair value of common stock of $26.32, volatility of 64.0%, risk-free interest rate of 4.79%, contractual term of 10 years, and an expected dividend of 0%. The modification resulted in $9.7 million of incremental compensation cost.
The Company will recognize the original grant-date compensation cost of $5.4 million attributable to the 2021 U.S. News Warrant and the incremental compensation cost of $9.7 million from the modification over the service period of the 2026 U.S. News Warrant of 5.50 years. Total compensation cost recognized in cost of revenue in the condensed statements of operations related to the warrants was $2.9 million and $2.7 million for the six months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, unrecognized compensation cost related to the warrants was $17.5 million, which is expected to be recognized over a weighted-average period of 4.67 years.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
As of March 31, 2026, 193,500 shares were outstanding under the 2021 U.S. News Warrant. During the six months ended September 30, 2026, 43,000 shares with an intrinsic value of $0.4 million were exercised under the 2021 U.S. News Warrant. Together with 2026 U.S. News Warrant, 494,500 shares under the warrants were outstanding as of September 30, 2026.
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
The Company granted stock options under the terms of the Plans and outside of the Plans, as approved by the board of directors. During fiscal 2018, the Company granted 4,682,582 options outside of the Plans, of which 2,114,582 options were exercised and 2,568,000 were outstanding as of September 30, 2026.
The Company has shares of common stock reserved for issuance as follows (in thousands):

September 30, 2026
Common stock warrants	495
2010 Plan
Options outstanding	7,280
2021 Plan
Awards outstanding	6,943
Shares available for future grant	37,260
Options outstanding	2,840
2021 ESPP	12,439
Options outstanding outside the Plans	2,568
Total	69,825
Stock Options
Stock options granted generally vest over three to four years with service-based and/or market-based conditions and expire ten years from the date of grant.
Stock option activities within the Plans as well as outside of the Plans were as follows:

	Number of Shares (in thousands)	Weighted-Average Exercise Price	Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance, March 31, 2026	10,464	$5.06	3.97	$190,827
Options granted	2,840	27.07
Options exercised	(588)	5.86
Options forfeited or expired	(28)	7.00
Balance, September 30, 2026	12,688	9.95	4.84	233,379
Vested and exercisable as of September 30, 2026	9,107	4.75	3.34	214,811
Vested and expected to vest as of September 30, 2026	12,688	9.95	4.84	233,379
During the second quarter of fiscal 2027, the Company granted its Chief Executive Officer (“CEO”), Mr. Tangney, options to purchase an aggregate of 2,480,000 shares of common stock at an exercise price of $28.02 per share. The stock option carries

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
a market condition and vests through 2030, subject to Mr. Tangney’s continuous service as CEO. As of September 30, 2026, the market condition has not been achieved and no time-based vesting milestone has been reached. The grant date fair value of the stock option of approximately $20.8 million was calculated using both a Monte Carlo simulation model and Black-Scholes option-pricing model. The following table provides the assumptions used in the valuation:

Volatility	66%
Risk-free interest rate	4.41%
Expected term (in years)	6.63 years
Expected dividend	—%
The aggregate intrinsic value of options exercised during the six months ended September 30, 2026 and 2025 was $9.3 million and $57.4 million, respectively.
As of September 30, 2026, unamortized stock-based compensation expense related to unvested stock options was $25.6 million, which is expected to be recognized over a weighted-average period of 2.05 years.
Restricted Stock Units (“RSUs”)
The RSUs granted by the Company generally vest over two to four years based on continued service.
The following table summarizes RSU activity (in thousands, except per share information):

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance, March 31, 2026	3,341	$42.65
Granted	3,355	20.04
Vested	(1,496)	33.36
Forfeited	(253)	40.83
Unvested balance, September 30, 2026	4,947	30.22
The total fair value of RSUs vested during the six months ended September 30, 2026 and 2025 was $33.1 million and $62.0 million, respectively.
As of September 30, 2026, total unrecognized stock-based compensation expense related to unvested RSUs was $129.1 million, which is expected to be recognized over a weighted-average period of 2.02 years.
Performance-Based Restricted Stock Units (“PSUs”)
The Company grants PSUs that are subject to both service-based and performance-based vesting conditions that are satisfied upon meeting certain financial performance targets. Certain awards are granted with performance targets to be established in future years. Under U.S. GAAP, the grant date for PSUs cannot occur until performance targets have been clearly established and communicated.
In July 2025, the Compensation Committee of the Board of Directors approved an equity award pool of up to $30 million, subject to both performance-based and service-based vesting conditions, in which participants could have earned up to 300% of the original pool. As the monetary value of the obligation was initially based on a fixed monetary amount and was to be settled in a variable number of shares, the obligation was initially recorded as a liability in other liabilities, non-current, on the consolidated balance sheets. During the fourth quarter of fiscal 2026, the Compensation Committee approved 1,963,338 PSUs based on actual achievement. The previously recorded liability was then reclassified to additional paid-in capital in equity. During the six months ended September 30, 2026, $13.4 million was recognized as stock-based compensation expense, net of amount capitalized as internal use software, for this equity award pool. The individual awards will vest on a quarterly basis through the fourth quarter of fiscal 2027.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes PSU activity (in thousands, except per share information):

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance, March 31, 2026	2,584	$36.24
Granted	647	24.38
Vested	(818)	29.20
Forfeited	(417)	46.72
Unvested balance, September 30, 2026	1,996	32.82
As of September 30, 2026, 2.0 million PSUs were outstanding, of which, 1.8 million PSUs are considered granted from an accounting perspective, as the performance targets have been established. As of September 30, 2026, the unamortized stock-based compensation expense related to outstanding PSUs for which performance conditions have been established was $34.6 million, which is calculated based on the probable outcome of the performance conditions as of September 30, 2026. The amount of expense to be recognized will be based on the extent the performance metrics are achieved and is expected to be recognized over a weighted-average period of 0.82 years.
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$3,036	$2,844	$6,228	$5,824
Research and development	16,028	9,862	31,587	16,511
Sales and marketing	12,696	10,508	25,121	18,218
General and administrative	8,805	6,260	14,381	10,786
Total stock-based compensation expense	$40,565	$29,474	$77,317	$51,339

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
11.  Net Income Per Share Attributable to Common Stockholders
The following table presents the reconciliation of the numerator and denominator for calculating basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Numerator
Net income	$34,730	$62,059	$59,044	$115,379
Denominator
Weighted-average shares used in computing net income per share attributable to Class A and Class B common stockholders, basic	178,674	187,705	180,611	187,844
Dilutive effect of stock options	7,745	11,166	7,757	11,308
Dilutive effect of other share-based awards	1,385	1,874	1,107	1,800
Weighted-average shares used in computing net income per share attributable to Class A and Class B common stockholders, diluted	187,804	200,745	189,475	200,952
Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.19	$0.33	$0.33	$0.61
Diluted	$0.18	$0.31	$0.31	$0.57
Certain potentially dilutive securities have been excluded from the calculation of diluted net income per share during the applicable periods because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Stock options	278	—	140	—
Other share-based awards	2,068	6	2,190	119
Common stock warrants	262	237	218	249
Other	62	24	87	41
Total	2,670	267	2,635	409
12.  Commitments and Contingencies
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

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Legal Matters
In June 2025, OpenEvidence Inc. filed a lawsuit in the United States District Court for the District of Massachusetts, captioned OpenEvidence Inc. v. Doximity, Inc., et al., Civil Action No. 25-11802-RGS (D. Mass.), against the Company and certain current and former employees alleging improper access to its AI medical information platform and seeking injunctive and monetary relief. The Company denied the allegations and asserted counterclaims. In October 2026, the parties entered into a confidential settlement, and the court subsequently dismissed with prejudice all claims and counterclaims, with each party bearing its own costs and attorneys’ fees.
Beginning in April 2024, the Company and certain of its directors and officers were named as defendants in lawsuits in the United States District Court for the Northern District of California. The first lawsuit (the “securities lawsuit”) is captioned In re Doximity, Inc. Securities Litigation, No. 5:24-cv-02281 (N.D. Cal.). The operative complaint brought securities law claims on behalf of a putative class of investors who purchased Doximity securities between June 24, 2021 and August 8, 2023 against the Company and its Chief Executive Officer, related to disclosures regarding user count and engagement rates. On December 24, 2025, the parties entered into a settlement, subject to court approval, to resolve the securities lawsuit. Under the terms of the settlement, in exchange for the release and dismissal with prejudice of all claims against the defendants, the Company and/or its insurance carriers agreed to pay a total of $31 million, covered by applicable insurance. The settlement does not constitute, and shall not be construed as, an admission of liability, fault, or wrongdoing by the Company or any of its executives. Pursuant to the settlement, the case was dismissed by order of the Court on June 11, 2026.
Seven shareholder derivative lawsuits were also filed. Three have been filed in the United States District Court for the Northern District of California: April v. Tangney et al., No. 3:26-cv-6201 (N.D. Cal.), and two actions consolidated under the caption In re Doximity, Inc. Stockholder Derivative Litigation, No. 5:24-cv-02801 (N.D. Cal.). Two were filed in the United States District Court for the District of Delaware, captioned Guttman v. Tangney, et al., No. 1:24-cv-01387 (D. Del.) and Wong v. Tangney, et al., No. 1:25-cv-750 (D. Del.). Two were filed in the Court of Chancery of the State of Delaware with the captions Stern v. Tangney, et al., No. 2025-0661-NAC (Del. Ch.) and Peter v. Tangney, et al., No. 2026-0220-NAC (Del. Ch.). The derivative lawsuits assert claims for, among other things, violations of securities laws, breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste against certain of the Company’s directors and officers on a similar factual basis to the securities lawsuit. In addition, one shareholder (Constance McCrea) made a demand on the board to investigate. Following an initial discussion with McCrea’s counsel, McCrea agreed to hold the demand in abeyance until the securities lawsuit was resolved, pending further discussions, thus requiring no action at this time. The Company entered into a formal deferral agreement with McCrea. Based on information currently available, the Company believes that any reasonably possible loss in excess of amounts accrued would not be material to its condensed consolidated financial statements.
On September 16, 2026, a putative securities class action captioned Michigan Laborers’ Pension Fund v. Doximity, Inc., et al., No. 26-cv-10529 (N.D. Cal.) (the “Michigan Laborers’ Action”), was filed in the United States District Court for the Northern District of California against the Company and certain of its current and former officers. The complaint is brought on behalf of a putative class of purchasers of the Company’s common stock from August 8, 2024 through May 13, 2026, and asserts claims under Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, as well as under Section 20(a) of the Exchange Act against the individual defendants. The complaint alleges, among other things, that the defendants made false or misleading statements and failed to disclose that the Company (i) overstated the impact its Newsfeed would have on revenue growth, (ii) was losing market share to competitors with more favorable pricing and engagement models, and (iii) relied on banner ads and e-newsletters rather than the “deep engagement” model it promoted. The complaint seeks class certification, unspecified compensatory damages and interest, costs and expenses (including attorneys’ and expert fees), and demands a jury trial. The Company intends to vigorously defend against these claims. At this time, the Company is unable to predict the outcome of this matter or to reasonably estimate the amount or range of loss, if any, that could result from an unfavorable outcome.
Between September 28, 2026 and October 23, 2026, three putative shareholder derivative lawsuits related to the Michigan Laborers’ Action were filed in the United States District Court for the Northern District of California, purportedly on behalf of the Company. They are captioned Wright v. Tangney, et al., No. 26-cv-11047; Seaman v. Tangney, et al., No. 26-cv-12188; and Ables v. Tangney, et al., No. 26-cv-12471. The derivative complaints name the Company as a nominal defendant and name certain of its current and former officers and directors as defendants. The derivative complaints are based on substantially the same alleged misstatements and omissions at issue in the Michigan Laborers’ Action and allege a relevant period of August 8, 2024 through May 13, 2026. All three complaints assert claims for breach of fiduciary duty, unjust enrichment, waste of corporate assets, and violation of Section 14(a) of the Exchange Act. Certain of the complaints also assert claims against certain

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
individual defendants for gross mismanagement, aiding and abetting breach of fiduciary duty, abuse of control, violations of Sections 10(b) and 20(a) of the Exchange Act, and contribution under Sections 10(b) and 21D of the Exchange Act. The complaints seek, on behalf of the Company, unspecified damages and interest, restitution and disgorgement, corporate governance reforms, costs and expenses (including attorneys’ and expert fees), and demand a jury trial. The Company believes that the plaintiffs lack standing to sue derivatively on its behalf. The Company is currently unable to predict the outcome of these derivative lawsuits and is unable to reasonably estimate the amount or range of loss, if any, that could result from an unfavorable outcome.
From time to time, the Company has become involved in claims and other legal matters arising in the ordinary course of business. The Company investigates these claims as they arise. Although claims are inherently unpredictable, the Company is currently not aware of any other matters that, if determined adversely to the Company, would individually or taken together have a material effect on its results of operations, financial position, or cash flows. No material loss contingencies were recorded for the three and six months ended September 30, 2026 and 2025.
13.  Leases
The Company has non-cancelable operating leases for the rental of office space with various expiration dates through 2030.
The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost, net of sublease income	$459	$468	$919	$938
Variable lease cost	11	14	26	29
Total lease cost	$470	$482	$945	$967
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
Supplemental cash flow information related to leases was as follows (in thousands):

	Six Months Ended September 30,
	2026	2025
Cash paid for amounts included in measurement of lease liabilities—Operating cash flows	$1,244	$1,377
Supplemental balance sheet information related to leases was as follows:

	September 30, 2026	March 31, 2026
Weighted-average remaining lease term (in years)	3.75	4.25
Weighted-average discount rate	4.19%	4.19%

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Maturities of operating lease liabilities, excluding sublease income, as of September 30, 2026 were as follows (in thousands):

Year Ending March 31,	Amount
Remainder of 2027	$1,253
2028	2,605
2029	2,667
2030	2,706
2031	679
Total future lease payments	$9,910
Less: imputed interest	(764)
Present value of lease liabilities	$9,146
14.  Other Income, net
Other income, net consisted of the following (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Interest income	$6,731	$9,436	$13,669	$19,301
Net loss on sale of marketable securities	(254)	—	(187)	—
Other expense	(72)	(178)	(358)	(413)
Other income, net	$6,405	$9,258	$13,124	$18,888
15.  Income Taxes
The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. The Company’s effective tax rates for the three and six months ended September 30, 2026 were 31.0% and 34.9%, respectively, and 14.9% and 15.8% for the three and six months ended September 30, 2025, respectively.
The Company's effective tax rate differs from the U.S. federal statutory rate, primarily due to stock-based compensation related tax deductions, which are subject to limitations for certain executive officers under IRC section 162(m), and federal and state research and development tax credits. The Company’s effective tax rate is based on forecasted annual income before income taxes which may fluctuate through the rest of the year.
In July 2025, Congress passed and the President signed into law H.R. 1, the One Big Beautiful Bill Act (“Tax Act”), which addresses certain business tax provisions enacted as a part of the 2017 Tax Cuts and Jobs Act including restoration of Section 174 expensing for U.S.-based research. Accounting Standards Codification Topic 740, Income Taxes, (“Topic 740”) requires the tax impacts to be included in the reporting period that includes the date the Tax Act was signed into law. Management elected to accelerate the deduction of all remaining unamortized domestic R&D expenses originally capitalized in fiscal years 2023 through 2025 in one year i.e. in fiscal year 2026. The Tax Act provisions did not have a significant impact on the Company’s results of operations, financial position, and cash flows for the three and six months ended September 30, 2026.
As of September 30, 2026 and March 31, 2026, the Company's liability for unrecognized tax benefits of $10.2 million and $8.4 million, respectively, was included within Other liabilities, non-current on the condensed consolidated balance sheet.
16.  Segment and Geographic Information
The Company has determined that it has one operating and reportable segment. The Chief Operating Decision Maker (“CODM”) is the Company's CEO; he reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources. The Company’s operating segment derives revenue in the manner described in Note 3—Revenue.

DOXIMITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The CODM assesses performance for the operating segment and decides how to allocate resources based on the review of consolidated net income, which the CODM uses to monitor budget versus actual results and review historical company performance trends. Significant segment expenses were determined to include cost of revenues, research and development expenses, sales and marketing expenses, general and administrative expenses, other income, net, and provision for income taxes, all of which are presented in the condensed consolidated statements of operations for the three and six months ended September 30, 2026 and 2025. Significant segment expenses also include stock-based compensation expense and depreciation and amortization expense, which are presented in Note 10—Equity and the condensed consolidated statements of cash flows, respectively for the three and six months ended September 30, 2026 and 2025. All intercompany transactions are eliminated upon consolidation. Asset account balances provided to the CODM are consistent with those reported on the condensed consolidated balance sheets.
Substantially all of the Company’s long-lived assets, other than goodwill of $17 million from the Pathway acquisition, were based in the United States as of September 30, 2026 and March 31, 2026. For the three and six months ended September 30, 2026 and 2025, no country outside of the United States accounted for more than 10% of total revenue and substantially all of the Company’s revenue was derived in the United States.

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
Our mission is to help every physician be more productive and provide better care for their patients. We are physician-first, putting technology to work for doctors instead of the other way around. That guiding principle has enabled Doximity to become an essential and trusted professional platform for physicians and their colleagues. We provide our members with AI-powered tools specifically built for medicine, which enables physicians and other healthcare professionals to leverage AI-powered clinical reference and search capabilities, collaborate with colleagues, stay up to date with the latest medical news and research, manage their careers and on-call schedules, and conduct virtual patient visits. Our Clinical AI Suite supports the full day-to-day workflow of a physician, from patient communication to documentation to answering clinical questions.
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
Our business model has delivered high revenue growth at scale with profitability. For the three months ended September 30, 2026 and 2025, we recognized revenue of $174.5 million and $168.5 million, respectively, representing a year-over-year growth rate of 4%. For the six months ended September 30, 2026 and 2025, we recognized revenue of $331.2 million and $314.4 million, respectively, representing a year-over-year growth rate of 5%. For the three months ended September 30, 2026 and 2025, our net income was $34.7 million and $62.1 million and our adjusted EBITDA was $88.9 million and $100.8 million, respectively. For the six months ended September 30, 2026 and 2025, our net income was $59.0 million and $115.4 million and our adjusted EBITDA was $163.6 million and $180.6 million, respectively. We have accomplished this while focusing on our core mission to help every physician be more productive and provide better care for their patients.
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
The number of customers with at least $500,000 of TTM revenue has grown steadily in recent years as we have engaged new customers and expanded within existing ones. This cohort of customers accounted for approximately 82% of our revenue for the TTM ended September 30, 2026.

	September 30,
	2026	2025
Number of customers with at least $500,000 of TTM revenue	124	120
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

	September 30,
	2026	2025
Net revenue retention rate	103%	118%
Quarterly Unique Active Providers using our Workflow Tools. Quarterly unique active providers2 using our Workflow Tools is a measure of our platform’s usage and adoption among healthcare providers on our platform. We calculate the number of unique active providers by counting providers who securely log in and use any of the following workflow functions on our technology platform during the quarter: placing phone calls or video calls lasting more than 10 seconds, sending voicemails, or sending secure text messages using our Dialer communications tools; sending or receiving faxes; submitting a prompt on Ask (formerly DoxGPT), our HIPAA‑compliant generative AI clinical research tool and writing assistant; conducting research on prescription drugs; reviewing AI responses for our PeerCheck feature; scheduling via our on-call scheduling tool, Amion; or using our HIPAA-compliant ambient note taking tool, Scribe, for a patient visit. Each provider is counted once per quarter, even if they use multiple tools or use them many times.
Quarterly unique active providers using our workflow tools increased approximately 34% year-over-year compared to September 30, 2025, reflecting continued provider engagement and adoption of our clinical workflow tools across the physician network, including the growing impact of AI suite usage. This metric may fluctuate on a quarterly basis due to seasonal patterns in provider activity, including weather-related variability in Dialer usage, and greater potential variability from our more nascent AI tools including Ask and Scribe. Accordingly, we evaluate changes in this metric with consideration of these seasonal trends and believe year-over-year comparisons provide a more meaningful indicator of underlying provider engagement.
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
2 Providers are healthcare professionals with clinical / prescribing roles, specifically Physicians (MD/DO), Nurse practitioners (NPs), Certified registered nurse anesthetists (CRNAs), Physician assistants (PAs), Pharmacists, and Medical students.

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
The following table presents a reconciliation of net income to adjusted EBITDA, adjusted EBITDA margin, and net income margin (in thousands, except percentages):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Net income	$34,730	$62,059	$59,044	$115,379
Adjusted to exclude the following:
Acquisition and other related expenses	—	1,188	—	1,616
Stock-based compensation	40,565	29,474	77,317	51,339
Depreciation and amortization	4,353	3,469	8,640	6,263
Provision for income taxes	15,597	10,880	31,645	21,707
Change in fair value of contingent earn-out consideration liability	—	91	90	259
Legal expenses	25	2,927	25	2,927
Other income, net	(6,405)	(9,258)	(13,124)	(18,888)
Adjusted EBITDA	$88,865	$100,830	$163,637	$180,602

Revenue	$174,537	$168,525	$331,155	$314,438
Net income margin	20%	37%	18%	37%
Adjusted EBITDA margin	51%	60%	49%	57%
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

The following table presents a reconciliation of our free cash flow to the most comparable GAAP measure, net cash provided by operating activities, for each of the periods indicated (in thousands):

	Six Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$135,272	$156,045
Purchases of property and equipment	(62)	—
Internal-use software development costs	(4,275)	(4,335)
Free cash flow	$130,935	$151,710
Other cash flow components:
Net cash provided by (used in) investing activities	$28,957	$(29,032)
Net cash used in financing activities	$(164,793)	$(167,378)
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
We also generate revenue from temporary and permanent medical recruiting services which we charge on an hourly-fee, and retainer and placement-fee basis, respectively. For the three and six months ended September 30, 2026 and 2025, the revenue from temporary and permanent medical recruiting services was not significant to our total revenue.
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

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Revenue	$174,537	$168,525	$331,155	$314,438
Cost of revenue(1)	25,346	16,425	49,038	32,218
Gross profit	149,191	152,100	282,117	282,220
Operating expenses:
Research and development(1)	41,961	30,202	80,439	57,001
Sales and marketing(1)	46,892	39,168	91,941	75,533
General and administrative(1)	16,416	19,049	32,172	31,488
Total operating expenses	105,269	88,419	204,552	164,022
Income from operations	43,922	63,681	77,565	118,198
Other income, net	6,405	9,258	13,124	18,888
Income before income taxes	50,327	72,939	90,689	137,086
Provision for income taxes	15,597	10,880	31,645	21,707
Net income	$34,730	$62,059	$59,044	$115,379
_______________
(1)Cost of revenue and operating expenses include stock-based compensation expense as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Cost of revenue	$3,036	$2,844	$6,228	$5,824
Research and development	16,028	9,862	31,587	16,511
Sales and marketing	12,696	10,508	25,121	18,218
General and administrative	8,805	6,260	14,381	10,786
Total stock-based compensation expense	$40,565	$29,474	$77,317	$51,339

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
	(percentages of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	15	10	15	10
Gross profit	85	90	85	90
Operating expenses:
Research and development	24	18	24	18
Sales and marketing	27	23	28	24
General and administrative	9	11	10	10
Total operating expenses	60	52	62	52
Income from operations	25	38	23	38
Other income, net	4	5	4	6
Income before income taxes	29	43	27	44
Provision for income taxes	9	6	9	7
Net income	20%	37%	18%	37%

Comparison of the three and six months ended September 30, 2026 and 2025.
Revenue

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(in thousands, except percentages)
Revenue	$174,537	$168,525	$6,012	4%	$331,155	$314,438	$16,717	5%
Revenue for the three months ended September 30, 2026 increased $6.0 million as compared to the same period in 2025. The increase was primarily driven by a $3.1 million increase in subscription revenue, which was mainly driven by the addition of new subscription customers. Approximately 93% of our revenue for the three months ended September 30, 2026 was derived from subscription customers. The majority of the remainder of the increase was driven by an increase in our temporary staffing and permanent placement revenue.
Revenue for the six months ended September 30, 2026 increased $16.7 million as compared to the same period in 2025. The increase was primarily driven by a $11.6 million increase in subscription revenue. Of the increase in subscription revenue, $10.5 million was driven by the addition of new subscription customers3 and $1.1 million was due to the expansion of existing customers. Approximately 93% of our revenue for the six months ended September 30, 2026 was derived from subscription customers. The majority of the remainder of the increase was driven by an increase in our temporary staffing and permanent placement revenue.
Cost of revenue, gross profit and gross margin

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(in thousands, except percentages)
Cost of revenue	$25,346	$16,425	$8,921	54%	$49,038	$32,218	$16,820	52%
Gross profit	$149,191	$152,100	$(2,909)	(2)%	$282,117	$282,220	$(103)	—%
Gross margin	85%	90%			85%	90%
Cost of revenue for the three months ended September 30, 2026 increased $8.9 million as compared to the same period in 2025. The increase was primarily driven by a $5.5 million increase in hosting and software costs and a $1.5 million increase related to amortization of an acquired intangible and internally-developed software. Both increases were incurred to support our AI initiatives. The remaining increases were due to personnel and other costs to support revenue growth.
Cost of revenue for the six months ended September 30, 2026 increased $16.8 million as compared to the same period in 2025. The increase was primarily driven by a $10.4 million increase in hosting and software costs and a $3.0 million increase related to amortization of an acquired intangible and internally-developed software. Both increases were incurred to support our AI initiatives. The remaining increases were due to personnel and other costs to support revenue growth.
Gross margin for the three and six months ended September 30, 2026 decreased 5 percentage points as compared to the same period in 2025, primarily due to the increased cost of revenue incurred to support our AI initiatives.
3 We define new subscription customers as revenue generating subscription customers in the current fiscal period who did not contribute any revenue for the same period in the prior fiscal year.

Operating Expenses
Research and development

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(in thousands, except percentages)
Research and development	$41,961	$30,202	$11,759	39%	$80,439	$57,001	$23,438	41%
Research and development expense for the three months ended September 30, 2026 increased $11.8 million as compared to the same period in 2025. The increase was primarily driven by a $6.2 million increase in stock-based compensation as a result of new service-based as well as performance-based awards granted to new hires and existing employees, a $3.8 million increase in personnel costs due to merit increases and increases in average headcount, and a $1.8 million increase in hosting and software costs.
Research and development expense for the six months ended September 30, 2026 increased $23.4 million as compared to the same period in 2025. The increase was primarily driven by a $15.1 million increase in stock-based compensation as a result of new service-based as well as performance-based awards granted to new hires and existing employees, a $5.4 million increase in personnel costs due to merit increases and increases in average headcount, and a $2.9 million increase in hosting and software costs.
Sales and marketing

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(in thousands, except percentages)
Sales and marketing	$46,892	$39,168	$7,724	20%	$91,941	$75,533	$16,408	22%
Sales and marketing expense for the three months ended September 30, 2026 increased $7.7 million as compared to the same period in 2025, primarily driven by a $2.8 million increase in personnel costs driven by merit increases and incentive compensation, a $2.2 million increase in stock-based compensation as a result of new service-based as well as performance-based awards granted to new hires and existing employees, a $1.5 million increase in marketing activities, and a $1 million increase to deferred contract cost amortization.
Sales and marketing expense for the six months ended September 30, 2026 increased $16.4 million as compared to the same period in 2025, primarily driven by a $6.9 million increase in stock-based compensation as a result of new service-based as well as performance-based awards granted to new hires and existing employees, $5.3 million increase in personnel costs driven by merit increases and incentive compensation, a $3.3 million increase in marketing activities, and a $1.3 million increase to deferred contract cost amortization.
General and administrative

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(in thousands, except percentages)
General and administrative	$16,416	$19,049	$(2,633)	(14)%	$32,172	$31,488	$684	2%
General and administrative expense for the three months ended September 30, 2026 decreased $2.6 million as compared to the same period in 2025, primarily driven by a $4.7 million decrease in accounting and legal expenses, which was partially offset by a $2.5 million increase in stock-based compensation as a result of new service-based, performance-based, and market-based awards granted to new hires and existing employees.
General and administrative expense for the six months ended September 30, 2026 increased $0.7 million as compared to the same period in 2025, primarily driven by a $3.6 million increase in stock-based compensation as a result of new service-based, performance-based, and market-based awards granted to new hires and existing employees. These increases were partially offset by a $2.5 million decrease in accounting and legal expenses.

Other income, net

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(in thousands, except percentages)
Other income, net	$6,405	$9,258	$(2,853)	(31)%	$13,124	$18,888	$(5,764)	(31)%
Other income, net for the three and six months ended September 30, 2026 decreased $2.9 million and $5.8 million, respectively, as compared to the same periods in 2025, primarily driven by a decrease in interest income due to lower yields earned on our cash equivalents and marketable securities portfolio and by a lower average portfolio balance.
Provision for income taxes

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(in thousands, except percentages)
Provision for income taxes	$15,597	$10,880	$4,717	43%	$31,645	$21,707	$9,938	46%
Income tax expense for the three and six months ended September 30, 2026 increased $4.7 million and $9.9 million, respectively, as compared to the same periods in 2025. These increases were primarily driven by reduced tax deductions from stock award activities and lower research and development tax credits, partially offset by lower income before taxes.
Liquidity and Capital Resources
Since inception, we have financed operations primarily through proceeds received from sales of equity securities and payments received from our customers. As of September 30, 2026, our principal sources of liquidity were cash and cash equivalents and marketable securities of $713.2 million. Our marketable securities consist of U.S. government and agency securities, corporate notes and bonds, commercial paper, asset-backed securities, and certificates of deposit.
On May 1, 2024, the Company’s board of directors authorized a program to repurchase up to $500 million of the Company’s Class A common stock with no expiration date. The Company repurchased and retired 11,591,950 shares of Class A common stock under this program, which was completed in the fourth quarter of fiscal year 2026.
On February 3, 2026, the Company’s board of directors authorized a program to repurchase up to $500 million of the Company’s Class A common stock with no expiration date. As of September 30, 2026, the Company repurchased and retired 7,267,795 shares of Class A common stock under this program for an aggregate purchase price of $153.3 million and $346.7 million remained available and authorized for repurchase.
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
Effective January 1, 2023, the Company’s share repurchases in excess of allowable share issuances are subject to a 1% excise tax as a result of the Inflation Reduction Act of 2022. The Company’s accrued excise taxes were $1.0 million and $2.3 million as of September 30, 2026 and March 31, 2026, respectively.
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

As of September 30, 2026, our material cash requirements include noncancelable operating lease obligations and other contractual commitments.
Contractual Commitments
The Company has contractual commitments that relate mainly to third-party cloud infrastructure, subscription and other commercial agreements, which are used to facilitate the Company’s operations. Future minimum payments under the Company’s contractual commitments as of September 30, 2026 are presented in the table below:

Amount
(in thousands)
Fiscal Year Ending March 31,
Remainder of 2027	$17,857
2028	13,456
2029	11,019
2030	7,530
Total contractual commitments	$49,862
Refer to Note 13—Leases included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on the noncancelable operating lease obligations, which are excluded from the contractual commitments table above.
Cash Flows

	Six Months Ended September 30,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$135,272	$156,045
Net cash provided by (used in) investing activities	$28,957	$(29,032)
Net cash used in financing activities	$(164,793)	$(167,378)
Net cash provided by operating activities
Cash provided by operating activities was $135.3 million for the six months ended September 30, 2026. This consisted of net income of $59.0 million, adjusted for non-cash items of $94.0 million and a net outflow from operating assets and liabilities of $17.8 million. Non-cash items primarily consisted of stock-based compensation expense of $77.3 million, depreciation and amortization expense of $8.6 million, amortization of deferred contract costs of $8.2 million, and non-cash lease expense of $0.8 million, partially offset by the accretion of discount on marketable securities of $0.9 million. The net outflow from operating assets and liabilities was driven by a $22.0 million increase in accounts receivable due to the timing of billings and collections, a $6.2 million decrease in deferred revenue due to the timing of customer billings and program launches, a $5.2 million increase in deferred contract costs, and a $1.0 million decrease in operating lease liabilities. The outflows were partially offset by a $14.4 million decrease in prepaid expenses and other assets primarily due to prepaid taxes and a $2.3 million increase in accounts payable, accrued expenses, and other liabilities due to timing of payments.
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

Net cash provided by (used in) investing activities
Cash provided by investing activities was $29.0 million for the six months ended September 30, 2026, which primarily consisted of proceeds from the maturities of marketable securities of $212.5 million and the sales of marketable securities of $4.0 million, partially offset by $183.2 million of marketable securities purchases and $4.3 million for internal-use software development costs.
Cash used in investing activities was $29.0 million for the six months ended September 30, 2025, which primarily consisted of $268.2 million of marketable securities purchases, $26.5 million cash paid for acquisition, and $4.3 million for internal-use software development costs, partially offset by proceeds from the maturities of marketable securities of $270.0 million.
Net cash used in financing activities
Cash used in financing activities was $164.8 million for the six months ended September 30, 2026, which primarily consisted of common stock repurchases of $145.8 million, $16.9 million of taxes paid related to the net share settlement of equity awards, $5.0 million of payments for contingent consideration related to the AMiON acquisition, and a $2.3 million payment of excise taxes. These payments were partially offset by $4.0 million of proceeds from the exercise of stock options and common stock warrants and $1.3 million of proceeds from the issuance of common stock in connection with the employee stock purchase plan.
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
There have been no material changes to our critical accounting policies and estimates during the three and six months ended September 30, 2026 as compared to those described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026 and filed with the SEC on May 19, 2026.
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
Interest Rate Risk
Our cash and cash equivalents and marketable securities primarily consist of cash on hand and highly liquid investments in money market funds, corporate notes and bonds, commercial paper, and U.S. government and agency securities, asset-backed securities, and certificates of deposit. As of September 30, 2026, we had cash and cash equivalents of $218.6 million and marketable securities of $494.6 million. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair value of our investments. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates.
A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $3.9 million and $3.4 million, respectively, in the market value of our cash equivalents and marketable securities as of September 30, 2026 and March 31, 2026. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investments caused by a change in interest rates are recorded in other comprehensive income and are realized in net income only if we sell the underlying securities.
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
On July 10, 2026, the Company issued 21,500 shares of Class A common stock upon a partial exercise of the warrant issued to U.S. News & World Report, L.P. in June 2021, at an exercise price of $12.56 per share and aggregate consideration of $270,040. We believe the issuance was exempt from registration under the Securities Act pursuant to Section 4(a)(2).
On September 2, 2026, the Company issued a warrant to U.S. News & World Report, L.P. to purchase 430,000 shares of Class A common stock at an exercise price of $0.01 per share in connection with an amendment and extension of the existing partnership. The warrant replaced 86,000 unvested shares subject to the existing warrant. We believe the issuance was exempt from registration under the Securities Act pursuant to Section 4(a)(2).
Share Repurchases
The following table presents information with respect to the repurchases of our Class A common stock during the three months ended September 30, 2026:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
July 1 - 31, 2026	1,815,430	$21.03	1,815,430	$362,695
August 1 - 31, 2026	342,775	$21.12	342,775	$355,455
September 1 - 30, 2026	349,704	$25.02	349,704	$346,704
Total	2,507,909		2,507,909
_______________
(1)On February 3, 2026, the Company’s board of directors authorized a program to repurchase up to $500 million of the Company’s Class A common stock with no expiration date. The repurchases can be executed through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended September 30, 2026, the Company’s directors and officers adopted prearranged trading plans intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act as follows:
•On August 31, 2026, Mr. Matthew Sonefeldt, Chief Financial Officer of the Company, adopted a Rule 10b5-1 trading plan with a term expiring on August 31, 2027, providing for the sale of up to 17,644 shares of the Company’s Class A common stock and other net vested shares of Class A common stock pursuant to a series of market orders.
•On August 11, 2026, Mr. John Vaughan, General Counsel of the Company, adopted a Rule 10b5-1 trading plan with a term expiring on June 1, 2027, providing for the sale of a portion of the shares of the Company’s Class A common stock acquired through the Company’s employee stock purchase plan.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-256584	3.2	June 15, 2021

3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-256584	3.4	June 15, 2021

4.1	Form of Class A common stock certificate of the Registrant.	S-1	333-256584	4.1	May 28, 2021

4.2	Amended and Restated Investors’ Rights Agreement, dated April 10, 2014, by and among the Registrant and certain of its stockholders.	S-1	333-256584	4.2	May 28, 2021

4.3	Warrant to Purchase Shares of Common Stock issued to U.S. News & World Report, L.P., dated March 10, 2017.	S-1	333-256584	4.3	May 28, 2021

4.4	Warrant to Purchase Shares of Class A Common Stock issued to U.S. News & World Report, L.P., dated June 14, 2021.	10-Q	001-40508	4.2	August 12, 2021

4.5	Amendment to Warrant to Purchase Shares of Class A Common Stock issued to U.S. News & World Report, L.P., dated September 2, 2021.	10-Q	001-40508	4.3	November 10, 2021

4.6	Second Amendment to Warrant to Purchase Shares of Class A Common Stock issued to U.S. News & World Report, L.P., dated October 8, 2021.	10-Q	001-40508	4.4	November 10, 2021

4.7	Third Amendment to Warrant to Purchase Shares of Class A Common Stock issued to U.S. News & World Report, L.P., dated September 2, 2026	Filed herewith
10.1#	Matt Sonefeldt Offer Letter	10-K	001-40508	10.7	May 19, 2026

10.2#	Steven Zatz Offer Letter	10-K	001-40508	10.8	May 19, 2026

10.3#	Non-Employee Director Compensation Policy	10-Q	001-40508	10.3	August 6, 2026
10.4#	2021 Stock Option and Incentive Plan	Filed herewith
10.5#	Form of Restricted Stock Unit Agreement under 2021 Stock Option and Incentive Plan	Filed herewith
10.6#	Form of Performance Stock Unit Agreement under 2021 Stock Option and Incentive Plan	Filed herewith
10.7#	Forms of Stock Option Agreement under 2021 Stock Option and Incentive Plan	Filed herewith
10.8#	Non-Qualified Stock Option Agreement between the Company and Jeffrey Tangney under the Doximity, Inc. 2021 Stock Option and Incentive Plan	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith
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

DOXIMITY, INC.

Date: November 5, 2026	By:	/s/ Jeffrey Tangney
Jeffrey Tangney Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2026	By:	/s/ Matthew Sonefeldt
Matthew Sonefeldt Chief Financial Officer (Principal Financial Officer)

Date: November 5, 2026	By:	/s/ Siddharth Sitaram
Siddharth Sitaram Chief Accounting Officer (Principal Accounting Officer)